Form 10-Q
period 1999-09-30
VENTIV HEALTH INC
filed 1999-11-15
CIK 1089473

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended September 30, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From                  to
                               ----------------    -------------------
Commission file number 0-30318



                               VENTIV HEALTH, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   52-2181734
                        (IRS Employer Identification No.)

             1114 Avenue of the Americas, New York, New York 10036
              (Address of principal executive office and zip code)

                                 (212) 768-8000
              (Registrant's telephone number, including area code)

          200 Cottontail Lane, Vantage Court North, Somerset, NJ 08873 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]* No [ ]

*Based upon satisfaction of the conditions set forth in Staff Legal Bulletin
                                     No. 4

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001, 23,979,588 shares outstanding as of November 10, 1999

                              VENTIV HEALTH, INC.

                                   FORM 10-Q

                                     INDEX


PART  I. FINANCIAL INFORMATION                                                           Page
Item 1.  Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 1999 (unaudited)
    and December 31, 1998                                                                  3

Condensed Consolidated Statements of Operations, including unaudited pro forma data, for the three and nine months ended September 30, 1999 and 1998
    (unaudited)                                                                            4

Condensed Consolidated Statements of Cash Flows  for the nine months ended
    September 30, 1999 and 1998 (unaudited)                                                5

Condensed Consolidated Statement of Equity and Comprehensive Loss for
    the nine months ended September 30, 1999 (unaudited)                                   6

Notes to Condensed Consolidated Financial Statements                                       7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                18

Item 2.   Changes in Securities                                                            18

Item 6.   Exhibits and Reports on Form 8-K                                                 18

                          PART I. FINANCIAL INFORMATION

                               VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                           September 30,    December 31,
                                                                               1999            1998
                                                                          --------------    ------------
                                                                           (unaudited)
ASSETS
Current assets:
   Cash and equivalents .................................................   $  37,796       $  25,664
   Accounts receivable, net of allowance for doubtful accounts of $2,588
     and $2,971 at September 30, 1999 and December 31, 1998, respectively      44,552          43,521
   Unbilled services ....................................................      17,219          15,212
   Current portion of deferred tax asset ................................       1,095             683
   Other current assets .................................................       7,660          10,369
                                                                            ---------       ---------
        Total current assets ............................................     108,322          95,449
                                                                            ---------       ---------
Property and equipment, net .............................................      14,286          10,028
Goodwill and other intangible assets, net ...............................      95,370          80,728
Deferred tax asset ......................................................       3,845           3,414
Deposits and other assets ...............................................         732           4,025
                                                                            ---------       ---------
        Total assets ....................................................   $ 222,555       $ 193,644
                                                                            =========       =========

LIABILITIES AND EQUITY
Current liabilities:
   Lines of credit ......................................................   $    --         $     198
   Accrued payroll ......................................................      16,467          13,989
   Accounts payable .....................................................       7,505           5,791
   Accrued expenses .....................................................      25,644          40,613
   Client advances ......................................................       5,362           1,965
   Unearned revenue .....................................................       8,550           8,446
                                                                            ---------       ---------
        Total current liabilities .......................................      63,528          71,002
                                                                            ---------       ---------

Long-term debt ..........................................................       1,299           2,908
Other liabilities .......................................................           3               7
Commitments and contingencies
Equity:
   Investments and advances from Snyder .................................        --           119,727
   Preferred stock, $.001 par value, 10,000 shares
       authorized, none issued and outstanding
       at September 30, 1999 and December 31,
       1998, respectively ...............................................        --              --
   Common stock, $.001 par value, 50,000 shares authorized;
       24,534 shares issued and outstanding at September 30, 1999 .......          25            --
   Additional paid-in-capital ...........................................     176,758            --
   Deferred compensation ................................................      (4,400)           --
   Accumulated other comprehensive loss .................................      (1,269)           --
   Retained deficit .....................................................     (13,389)           --
                                                                            ---------       ---------
        Total equity ....................................................     157,725         119,727
                                                                            ---------       ---------
        Total liabilities and equity ....................................   $ 222,555       $ 193,644
                                                                            =========       =========

     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   For the Three Months         For the Nine Months
                                                   Ended September 30,          Ended September 30,
                                                  ----------------------       ----------------------
                                                     1999        1998            1999        1998
                                                  ----------------------       ----------------------
                                                        (in thousands, except per share amounts)
Revenues ......................................   $  72,900    $  80,232       $ 254,159    $ 231,545
Operating expenses:
   Cost of  services ..........................      71,365       60,141         208,393      169,818
   Selling, general and administrative expenses      13,668       11,883          35,253       31,812
   Compensation to stockholders ...............        --            227            --            742
   Recapitalization costs .....................       2,100         --             2,100         --
   Acquisition and related costs ..............       5,741        9,329           7,435       20,685
                                                  ---------    ---------       ---------    ---------
Income (loss) from operations .................     (19,974)      (1,348)            978        8,488
Interest expense ..............................         (56)        (522)           (179)      (1,600)
Investment income .............................         121          251             494          906
                                                  ---------    ---------       ---------    ---------
Income (loss) before income taxes .............     (19,909)      (1,619)          1,293        7,794
Income tax provision (benefit) ................      (6,928)       2,152           1,635        8,947
                                                  ---------    ---------       ---------    ---------
      Net loss ................................   $ (12,981)   $  (3,771)      $    (342)   $  (1,153)
                                                  =========    =========       =========    =========

Pro forma historical net loss per share data:
Basic and diluted net loss per share ..........   $   (0.55)   $   (0.16)      $   (0.01)   $   (0.05)
                                                  =========    =========       =========    =========

Shares used in computing net loss per share ...      23,727       23,715          23,719       23,715
                                                  =========    =========       =========    =========


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   For the Nine Months
                                                                   Ended September 30,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
                                                                      (in thousands)
Cash flows from operating activities:
     Net loss ...............................................     $   (342)   $ (1,153)
     Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
         Depreciation and amortization ......................        5,831       3,868
         Deferred taxes .....................................         (843)        (93)
         Loss (gain) on disposal of assets ..................          951        (190)
         Noncash expense for stock issuances ................        5,741          --
         Noncash expense for restricted
           stock and option vesting .........................        2,100       2,020
         Other noncash amounts ..............................         --           126
     Changes in assets and liabilities:
         Accounts receivable, net ...........................          246       8,219
         Unbilled services ..................................       (1,841)     (8,991)
         Deposits and other assets ..........................        3,295      (1,784)
         Other current assets ...............................        2,967      (6,608)
         Accrued payroll, accounts payable and accrued
           expenses..........................................      (20,789)     20,952
         Client advances ....................................        1,429       1,361
         Unearned revenue ...................................           63      (7,941)
                                                                  --------    --------
     Net cash provided by (used in) operating activities ....       (1,192)      9,786
                                                                  --------    --------
     Cash flows from investing activities:
       Cash on hand at acquired businesses ..................        2,917       6,083
       Purchase of subsidiaries .............................       (1,135)    (10,386)
       Purchase of property and equipment ...................       (6,729)     (3,103)
       Proceeds from sale of equipment ......................         --           780
       Net sales of marketable securities ...................         --         1,157
       Purchases of license agreements ......................         (628)        (13)
                                                                  --------    --------
     Net cash used in investing activities ..................       (5,575)     (5,482)
                                                                  --------    --------
     Cash flows from financing activities:
       Net repayment of long-term debt ......................       (1,609)     (3,993)
       Loan to officer for purchase of stock ................         (500)       --
       Net repayments on lines  of credit ...................         (198)    (22,337)
       Investments and advances from Snyder .................       22,636      30,763
                                                                  --------    --------
     Net cash provided by financing activities ..............       20,329       4,433
                                                                  --------    --------
     Effect of exchange rate changes ........................       (1,430)        (66)
                                                                  --------    --------
     Net increase in cash and equivalents ...................       12,132       8,671
     Cash and equivalents, beginning of period ..............       25,664      18,040
                                                                  --------    --------
     Cash and equivalents, end of period ....................     $ 37,796    $ 26,711
                                                                  ========    ========
     Supplemental disclosures of cash flow information:
       Cash paid for interest ...............................     $    282    $    965
       Cash paid for income taxes ...........................       10,148       2,919
     Supplemental disclosures of noncash activities:
       Businesses acquired with Snyder stock ................       16,336      64,546


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND
                               COMPREHENSIVE LOSS
                                   (unaudited)



                                                                Common
                                               Common           Stock          Additional        Retained
                                            Stock Shares      Par Value      Paid-in-Capital      Deficit
                                           --------------    -----------    ----------------    -----------
                                                          (in thousands, except share data)
Balance, December 31, 1998 .............           --         $     --         $     --          $     --
Initial capitalization,
 September 27, 1999 ....................     23,715,000               24          170,759           (11,289)
Net loss................................           --               --               --              (2,100)
Restricted stock - deferred compensation        819,000                1            6,499              --
Loan to officer for purchase of stock ..           --               --               (500)             --
                                             ----------       ----------       ----------        ----------
Balance, September 30, 1999 ............     24,534,000       $       25       $  176,758        $  (13,389)
                                             ==========       ==========       ==========        ==========


                                                             Accumulated Other
                                             Deferred           Comprehensive                       Comprehensive
                                           Compensation             Loss               Total        Income (loss)
                                          --------------     -----------------      -----------     -------------
Balance, December 31, 1998 .............    $    --              $    --            $    --              $  --
Initial capitalization,
 September 27, 1999 ....................         --                 (1,269)           158,225               --
Net loss ...............................         --                   --               (2,100)            (2,100)
Restricted stock - deferred compensation       (4,400)                --                2,100
Loan to officer for purchase of stock ..         --                   --                 (500)              --
                                            ---------            ---------          ---------            -------
Balance, September 30, 1999 ............    $  (4,400)           $  (1,269)         $ 157,725            $(2,100)
                                            =========            =========          =========            =======


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Organization and Basis of Presentation:

Organization

          Snyder Communications, Inc. ("Snyder"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder completed an initial public offering of its common stock on September 24, 1996. Snyder provides direct marketing and communications services and Internet professional services to its clients.

          On June 22, 1999, the Board of Directors of Snyder approved a plan to effect the distribution (the "Distribution") of Snyder's healthcare services group to existing stockholders. Snyder contributed its healthcare services group in the third quarter of 1999 to a newly formed subsidiary, Ventiv Health, Inc. ("Ventiv"). Snyder consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of Ventiv for every three shares of Snyder common stock issued and outstanding on September 20, 1999, the record date for the Distribution.

          As a result of the Distribution, Ventiv became an independent, publicly traded corporation. Ventiv's operations consist of the business formerly conducted by Snyder's healthcare services group prior to the Distribution.

Basis of Presentation

          The condensed unaudited consolidated financial statements of Ventiv Health, Inc. present the financial position, results of operations and cash flows of Snyder's healthcare services group, referred to herein as "Ventiv" or the "Company," as if it were formed as a separate entity of Snyder for all periods presented. Snyder's historical basis in the assets and liabilities of the Company has been carried over to the condensed consolidated financial statements. All expenses reflected in the condensed consolidated financial statements for the periods prior to the Distribution are costs specifically identified to the Company. It is not practicable to estimate costs that would have been incurred by the Company for the periods prior to the Distribution if it had been operated on a stand-alone basis.

          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998. Certain amounts previously presented have been reclassified to conform to September 30, 1999 presentation. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on September 22, 1999.

                                VENTIV HEALTH, INC.

                                  (unaudited)

2.       Investments and Advances from Snyder:

          Prior to the Distribution, changes in the investments and advances from Snyder represented the net income (loss) of the Company, the comprehensive income (loss) of the Company, the net change in cash transferred between the Company and Snyder (or previous owners with respect to the Pooled Entities (as defined below) prior to their merger with Snyder) and the effect of businesses acquired by Snyder in purchase transactions and contributed to Ventiv. An analysis of the investments and advances from Snyder for the period December 31, 1998 through September 30, 1999, is as follows (in thousands):

 Balance, December 31, 1998 ........................   $ 119,727
   Net loss, excluding $2.1 million recapitalization
     costs (unaudited) .............................       1,758
   Comprehensive loss (unaudited) ..................      (2,232)
    Noncash transfers from Snyder (unaudited) ......      16,336
   Cash transfers from Snyder, net (unaudited) .....      22,636
    Contribution of healthcare marketing services
      group by Snyder to Ventiv (unaudited) ........    (158,225)
                                                       ---------
 Balance, September 30, 1999 (unaudited) ...........   $       0
                                                       =========

3.       Business Combinations:

          In 1998, the Company completed acquisitions which were accounted for as pooling of interests transactions for financial reporting purposes. The entities with which the Company has completed mergers accounted for as pooling of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and the mergers will be referred to herein as the "Acquisitions." The accompanying condensed consolidated financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Company and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

          The following details revenues and net income (loss) for the three and nine months ended September 30, 1999 and 1998, respectively, of the Company and the Pooled Entities through the dates of their respective Acquisitions (in thousands):

                        For the Three Months     For the Nine Months
                         Ended September 30,      Ended September 30,
                      ------------------------  -----------------------
                          1999         1998         1999         1998
                      -----------    ---------  ---------    ----------
                                         (unaudited)
Revenues:
   The Company ....   $  72,900    $  68,263    $ 254,159    $ 180,307
   Pooled Entities         --         11,969         --         51,238
                      ---------    ---------    ---------    ---------
                      $  72,900    $  80,232    $ 254,159    $ 231,545
                      =========    =========    =========    =========

Net loss:
    The Company ...   $ (12,981)   $  (4,895)   $    (342)   $    (714)
    Pooled Entities        --          1,124         --           (439)
                      ---------    ---------    ---------    ---------
                      $ (12,981)   $  (3,771)   $    (342)   $  (1,153)
                      =========    =========    =========    =========

                                VENTIV HEALTH, INC.

                                  (unaudited)

          On March 25, 1999, the Company completed the acquisition of PromoTech Research Associates, Inc. ("Promotech"). The total consideration paid was $16.3 million and consisted of 583,431 shares of Snyder common stock. This purchase business combination has resulted in additional goodwill of $18.1 million. On February 13, 1998 and March 25, 1999, respectively, the Company completed two business combinations, CLI Pharma S.A. ("CLI Pharma") and Healthcare Promotions, LLC ("HCP"), for total consideration paid of approximately $64.0 million (1,211,029 shares of Snyder common stock and $4.3 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million.

          The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                   For the Three Months       For the Nine Months
                                                   Ended September 30,        Ended September 30,
                                                 ----------------------    ------------------------
                                                     1999         1998         1999          1998
                                                 ---------    ---------    ---------    -----------
                                                                    (unaudited)
                                                       (in thousands, except per share data)
Pro forma revenues ...........................   $  72,900    $  81,328    $ 256,086    $  244,818
Pro forma net loss ...........................     (12,981)      (3,559)         (53)         (463)
Pro forma basic and diluted
 net loss per share..........................        (0.55)       (0.15)        --           (0.02)

The Company's other purchase business combinations are immaterial to the condensed consolidated financial statements.

4.       Acquisition and Related Costs:

         During the nine months ended September 30, 1998, the Company recorded $20.7 million in nonrecurring acquisition and related costs. These costs are primarily related to the consummation of pooling of interests transactions and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of the Company's acquirees, other professional service fees, transfer taxes and other contractual payments. In addition, this amount includes a charge of approximately $4.4 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S. and the U.K.

         During the nine months ended September 30, 1999, the Company recorded $7.4 million in nonrecurring acquisition and related costs. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In addition, the $7.4 million expense includes a charge of approximately $1.7 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S., U.K. and France under the Company's plan initiated in 1998. The charge recorded in the nine months ended September 30, 1999 consists of $1.3 million in severance and related costs associated with the termination of 23 employees, and $0.4 million in consulting services and other costs related to these integration activities.

                               VENTIV HEALTH, INC.

                                  (unaudited)


         In 1998, the Company recorded total costs of approximately $10.7 million to consolidate and integrate certain of the Company's acquired operations in the U.S., U.K. and France. As of September 30, 1999, 151 employees had terminated employment with the Company and $11.4 million had been charged against the total liability of $12.4 million. The integration activities recorded in 1998 were recorded in accordance with Emerging Issues Task
Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3. As of September 30, 1999, the Company substantially completed these integration activities.

         The following table summarizes the activity in the integration activities liability account:

                                               Beginning             Deductions for  Balance at End
                                                Balance   Additions    Amount Paid      of Period
                                               ---------  ---------  --------------  ---------------
Year Ended December 31, 1998 ..............    $  --      $10,654      $(2,683)         $ 7,971

Nine Months Ended September 30, 1999.......    $ 7,971    $ 1,696      $(8,679)         $   988

5.       Pro Forma Net Income (Loss) Per Share:

         The Company has applied Statement of Financial Accounting Standards
No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For all 1998 periods presented, EPS has been computed using the shares that were issued upon the Distribution. For the three and nine months ended September 30, 1999, EPS has been computed using the shares that were issued upon the Distribution, adjusted for activity and restricted stock issuance following the Distribution. The effect of options were excluded as they were antidilutive due to the loss for the periods.

6.       Recapitalization Costs

         During the third quarter of 1999, the Company recorded $2.1 million of expense related to restricted stock which was granted to certain key employees of Ventiv. The $2.1 million represent the portion of restricted stock which vested in conjunction with the Distribution.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of Snyder Communications, Inc. The following information should be read in conjunction with Ventiv's Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. See "Index to Financial Statements."

Overview

          Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational research and communication services for the medical community. Snyder created the business conducted by Ventiv in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. During 1997, 1998, and 1999, Snyder completed a series of acquisitions which expanded both our scope of services and geographic presence. We plan to focus on internal growth for the foreseeable future as the primary means of our expansion, although Ventiv will consider attractive acquisition opportunities as they arise.

          We expect that the complementary services, which Ventiv is able to offer to its customers as a result of the acquisitions described above, will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a spectrum of healthcare marketing and sales services. Ventiv's Health Products Research Group designs and monitors product launches and sales strategies with its proprietary programs to maximize asset utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv's Healthcare Communications Group provides educational programs to physicians and other healthcare professionals. The Contract Sales Group implements and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of Ventiv's largest clients utilize the services of more than one of our operating groups.

Results of Operations

          Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. For consulting and educational services, Ventiv's revenues are generally based on a fixed project amount.

          Cost of services consists of all costs specifically associated with client programs, such as salary, commissions and benefits paid to personnel, including senior management associated with specific service offerings, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

          Selling, general and administrative expenses consist primarily of costs associated with administrative functions, such as finance, accounting, human resources, and information technology, as well as personnel costs of senior management not specifically associated with client services.

          Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with Ventiv. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with Ventiv has been classified as compensation to stockholders.

          Recapitalization costs consist of restricted stock granted to certain key employees of the Company, which vested immediately following the Distribution of Ventiv common stock to Snyder common stockholders.

          Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations.

          The following sets forth, for the periods indicated, certain components of Ventiv's income statement data, including such data as the percentage of revenues. Compensation to stockholders, recapitalization costs and acquisition costs are considered to be nonrecurring by Ventiv because Ventiv's current operations will not result in any compensation to stockholders, recapitalization costs or acquisition costs in future periods.

                                               For the Three Months                     For the Nine Months
                                                Ended September 30,                      Ended September 30,
                                       ------------------------------------     ------------------------------------
                                             1999                1998                1999                1998
                                       ------------------------------------     ------------------------------------
                                                           (unaudited, dollars in thousands)
Revenues ...........................   $ 72,900   100.0%    $80,232   100.0%    $254,159  100.0%    $231,545   100.0%
Operating expenses:
Cost of  services ..................     71,365    97.9      60,141    75.0      208,393   82.0      169,818    73.3
Selling, general and administrative
 expenses...........................     13,668    18.7      11,883    14.8       35,253   13.9       31,812    13.8
Compensation to stockholders .......        --      --          227     0.3          --     --           742     0.3

Recapitalization costs .............      2,100     2.9         --      --         2,100    0.8          --      --
Acquisition and related costs ......      5,741     7.9       9,329    11.6        7,435    2.9       20,685     8.9
                                       ---------  ------    --------  -------   ---------  ------   ---------  -------
Income (loss) from operations ......    (19,974)  (27.4)     (1,348)   (1.7)         978    0.4        8,488     3.7

Interest expense ...................        (56)    --         (522)   (0.6)        (179)  (0.1)      (1,600)   (0.7)

Investment income ..................        121     0.1         251     0.3          494    0.2          906     0.4
                                       ---------  ------    --------  -------   ---------  ------   ---------  -------
Income (loss) before income taxes ..    (19,909)  (27.3)     (1,619)   (2.0)       1,293    0.5        7,794     3.4

Income tax provision (benefit) .....     (6,928)   (9.5)      2,152     2.7        1,635    0.6        8,947     3.9
                                       ---------  -------   --------  -------   ---------  ------   ---------  -------
Net loss ...........................   $(12,981)  (17.8)%   $(3,771)   (4.7)%   $   (342)  (0.1)%   $ (1,153)   (0.5)%
                                       =========  =======   ========  =======   =========  ======   =========  =======

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

          Revenues. Revenues decreased $7.3 million, or 9.1%, to $72.9 million in the third quarter of 1999 from $80.2 million in the same period of 1998. Revenues declined $5.9 million, or 17.2%, at our European Contract Sales Group in the third quarter of 1999 compared with 1998 due to the business challenges associated with integration of acquired businesses in the U.K. and France and lower revenues during this period due to the traditional European holiday season in July and August. Revenues declined $8.6 million, or 51.2%, at our Healthcare Communications Group in the third quarter of 1999 compared with 1998 as a result of the business challenges associated with the integration of acquired businesses. The decreases in revenue are offset by a $6.2 million, or 25.2 %, increase in revenues from our U.S. Contract Sales Group which reflects new business contracts secured for 1999, and by a $0.9 million, or 20.9%, increase in revenues at our Health Products Research Group.

          In August 1999, our U.S. Contract Sales Group entered into an agreement with an existing client to expand the level of service provided. Under this $350 million six year agreement, which may be cancelled by our client with six months prior notice, we expect to recognize a total of approximately $12 million of start-up related expenses to hire, train, and equip our sales force in connection with this new agreement, with no recorded revenue directly associated with the start-up expenses. A large portion of these start-up costs are expected to be incurred in the fourth quarter of 1999. The start-up activity related to this agreement commenced during the third quarter of 1999 and there is no revenue from this contract included in the results of operations for the third quarter of 1999. Under the terms of the agreement, revenues may exceed $350 million through incentive payment provisions of the agreement.

          Cost of services. Cost of services increased $11.3 million, or 18.8%, to $71.4 million for the third quarter of 1999 from $60.1 million for the same period of 1998. Cost of services as a percentage of revenues increased to 97.9% for the third quarter of 1999 from 75.0% for the same period of 1998 due in large part to start-up costs associated with new contracts in our U.S. Contract Sales Group and the lower revenues experienced as we completed the integration of our Healthcare Communications Group, as well as integration of the U.K. and France Contract Sales Groups. We expect to continue to incur start-up costs as we secure additional contracts for new businesses and will also continue to make investments in our operating infrastructure which could result in increased costs during the fourth quarter and future periods. For the $350 million agreement discussed above, $2.0 million of start-up costs were incurred in the third quarter of 1999.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.8 million, or 15.1%, to $13.7 million for the third quarter of 1999 from $11.9 million for the same period of 1998. Selling, general, and administrative expenses as a percentage of revenue increased to 18.7% for the third quarter of 1999 from 14.8% for the same period of 1998. The increase in selling, general, and administrative expenses as a percentage of revenue was exacerbated by the decline in revenues from the third quarter of 1998 to the third quarter of 1999, and in absolute dollars is primarily a result of additional ongoing corporate overhead costs incurred as Ventiv prepared to become a separate publicly traded company and from $0.3 of goodwill amortization resulting from the purchase of PromoTech in March 1999. Selling, general, and administrative expenses may continue to increase in future periods as Ventiv operates as a separate publicly traded company.

          Compensation to Stockholders. No compensation to stockholders was recorded during the three months ended September 30, 1999. Compensation to stockholders was $ 0.2 million during the three months ended September 30, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with Ventiv that is in excess of the compensation provided for in their employment contracts with Ventiv. No compensation to stockholders is recorded subsequent to an acquisition by Ventiv.

          Recapitalization Costs. Ventiv recorded $2.1 million in recapitalization costs during the three months ended September 30, 1999. The non-cash cost consists of restricted stock granted to certain key employees of Ventiv which vested immediately following the Distribution of Ventiv common stock to Snyder common stockholders on September 27, 1999. No recapitalization costs were recorded for the three months ended September 30, 1998.

          Acquisition and Related Costs. During the three months ended September 30, 1999, the Company recorded $5.7 million in nonrecurring acquisition and related costs with regard to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. In the third quarter of 1998, we recorded a charge of approximately $9.3 million for costs related to the acquisitions of Clinical Communications Group and MKM Marketing Institute GmbH. These costs primarily consist of investment banking fees, other professional service fees, transfer taxes and other contractual payments.

          Interest expense. Ventiv recorded $56,000 of interest expense during the three months ended September 30, 1999 compared to $0.5 million of interest expense during the three months ended September 30, 1998. Ventiv does not have any significant debt obligations outstanding. The interest expense recorded during the three months ended September 30, 1998 consists primarily of interest on debt at an acquired company prior to its acquisition by Ventiv. Ventiv generally repays the debt of its acquired companies. If Ventiv borrows money for acquisitions or for other purposes following the Distribution, interest expense will increase in future periods.

          Investment Income. Ventiv recorded $0.1 million of investment income during the three months ended September 30, 1999 and $0.3 million of investment income during the three months ended September 30, 1998. Variations in investment income result from differences in average amounts of cash and equivalents available for investment during these periods.

          Income Tax Provision. Ventiv recorded a tax benefit of $6.9 million during the three months ended September 30, 1999. Ventiv's effective tax rate on its recurring operations is approximately 38.3% for the three months ended September 30, 1999. The actual tax provision recorded differs from the effective rate due to the nondeductibility of certain of the nonrecurring costs recorded during the period.

          Net Loss. Net loss increased $9.2 million to $13.0 million in the third quarter of 1999 from $3.8 million in the same period of 1998 due primarily to the decrease in revenues and operating margins as discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

          Revenues. Revenues increased $22.7 million, or 9.8%, to $254.2 million in the nine months ended September 30, 1999 from $231.5 million in the same period of 1998. $21.1 million of revenue growth was achieved within our U.S. Contract Sales Group primarily as a result of new contracts which were secured in the first nine months of 1999, an incentive compensation payment received from a client and the purchase of HCP in 1998 which has been integrated into our U.S. Contract Sales Group. $4.3 million of revenue growth was achieved within our Healthcare Products Research Group which reflects new business contracts secured in 1999. Revenue at our European Contract Sales Group increased $1.9 million in the first nine months of 1999 compared with 1998. The increases in revenues are offset by a $4.7 million decrease in revenues from our Healthcare Communications Group attributed primarily to the business challenges associated with the integration of acquired businesses during the first nine months of 1999.

          Cost of services. Cost of services increased $38.6 million, or 22.7%, to $208.4 million in the nine months ended September 30, 1999 from $169.8 million for the same period of 1998. The dollar fluctuations in cost of services at our various operating units generally correspond to the revenue changes discussed above. Cost of services was favorably impacted by a one-time $2.0 million reduction in the estimated amount of employee-related social costs to be paid as a result of the integration of our French sales force. Cost of services as a percentage of revenues increased to 82.0% in the nine months ended September 30, 1999 from 73.3% in the same period of 1998 due in large part to the start-up costs associated with the new contracts in both the Healthcare Products Research Group and the U.S. Contract Sales Group and the lower revenues experienced as we completed the integration of our Healthcare Communications Group. We expect to continue to incur start-up costs as we secure additional contracts for new business and will also continue to make investments in our operating infrastructure which could result in increased costs during the fourth quarter and future periods.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 11.0 %, to $ 35.3 million in the nine months ended September 30, 1999 from $ 31.8 million in the same period of 1998. Selling, general, and administrative expenses as a percentage of revenue remained fairly consistent at 13.9% in the nine months ended
September 30, 1999 and 13.8% for the same period of 1998. Selling, general and administrative expenses increased during the third quarter of 1999 due to additional ongoing corporate overhead costs incurred as Ventiv prepared to become a separate publicly traded company.

          Compensation to Stockholders. No compensation to stockholders was recorded during the nine months ended September 30, 1999. Compensation to stockholders was $0.7 million during the nine months ended September 30, 1998. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with Ventiv that is in excess of the compensation provided for in their employment contracts with Ventiv. No compensation to stockholders is recorded subsequent to an acquisition by Ventiv.

          Recapitalization Costs. Ventiv recorded $2.1 million in recapitalization costs during the nine months ended September 30, 1999. The cost incurred consists of restricted stock granted to certain key employees of Ventiv which vested immediately following the Distribution of Ventiv common stock to Snyder common stockholders. No recapitalization costs were recorded for the nine months ended September 30, 1998.

          Acquisition and Related Costs. Ventiv recorded $7.4 million in acquisition and related costs during the nine months ended September 30, 1999. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. The remaining $1.7 million is due to the consolidation and integration of certain Ventiv's acquired operations in the U.S., U.K. and France under the Company's plan initiated in 1998. The charge consists of $1.3 million in severance and related costs associated with the termination of 23 employees, and $0.4 million in consulting services and other costs related to these integration activities. During the nine months ended September 30, 1998, we recorded a charge of approximately $10.7 million for costs necessary to consolidate and integrate certain of our acquired operations in the U.S., U.K. and France. As of September 30, 1999, 151 employees had terminated employment with Ventiv and $11.4 million had been charged against the total liability of $12.4 million. Ventiv recorded $20.7 million in acquisition and related costs during the nine months ended September 30, 1998, and $16.3 million of these costs were related to the consummation of pooling of interests transactions during the nine months ended September 30, 1998. Ventiv completed four pooling of interests transactions valued at approximately $259 million during the nine months ended September 30, 1998. The remaining $4.4 million was due to the consolidation and integration of certain of Ventiv's acquired operations within the Contract Sales Group.

          Interest expense. Ventiv recorded $0.2 million of interest expense during the nine months ended September 30, 1999 compared with $ 1.6 million of interest expense during the nine months ended September 30, 1998. Ventiv does not have any significant debt obligations outstanding. The interest expense recorded during the nine months ended September 30, 1998 consists primarily of interest on debt at acquired companies prior to their acquisition by Ventiv. Ventiv generally repaid the debt of its acquired companies. If Ventiv borrows money for acquisitions or for other purposes following the Distribution, interest expense will increase in future periods.

          Investment Income. Ventiv recorded $0.5 million of investment income during the nine months ended September 30, 1999 and $0.9 million of investment income during the nine months ended September 30, 1998. Variations in investment Income result from differences in average amounts of cash and equivalents available for investment during these periods.

          Income Tax Provision. Ventiv recorded a tax provision of $1.6 million during the nine months ended September 30, 1999. Ventiv's effective tax rate on its recurring operations is approximately 40.0% for the nine months ended September 30, 1999. The actual tax provision recorded differs from the effective rate primarily due to the nondeductibility of certain of the nonrecurring costs recorded during the period.

          Net Loss. Net loss decreased by $0.9 million to $0.3 million in the nine months ended September 30, 1999 from $1.2 million in the same period of 1998 due to the decrease in nonrecurring acquisition and related costs, offset by increases in operating expenses which exceeded increases in revenue.

Liquidity and Capital Resources

          At September 30, 1999, Ventiv had $37.8 million in cash and equivalents. Cash and equivalents increased $12.1 million during the nine months ended September 30, 1999, due to the $1.2 million used in operating activities, the $20.3 million provided by financing activities offset by the $5.6 million used in investing activities and the $1.4 million effect of changes in the exchange rate. The $20.3 million in cash provided by financing activities consists primarily of $22.6 million of investments and advances from Snyder offset by $1.8 million net repayments of debt. The $5.6 million used in investing activities consists primarily of capital expenditures net of cash acquired in the purchase of PromoTech. Cash and equivalents increased $8.7 million for the nine months ended September 30, 1998, due to $9.8 million provided by operating activities, $4.4 million provided by financing activities, offset by $5.5 million used in investing activities.

          We believe our cash and equivalents, as well as cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and also for a longer-term basis. We plan to focus on internal growth for the foreseeable future as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives which we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. Ventiv does not currently have its own line of credit. We expect to obtain a multi-year line of credit for acquisitions and general corporate purposes during the fourth quarter of 1999. In addition to borrowing under a line of credit, once available, Ventiv could pursue additional debt or equity transactions to finance its acquisitions, depending on market conditions. We can't assure you that we will be successful in raising the cash required to complete all acquisition opportunities which we may pursue in the future.

          We are subject to the impact of foreign currency fluctuations, specifically that of the British pound, German mark and French franc. To date, changes in the British pound, German mark and French franc exchange rates have not had a material impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. We do not expect the introduction of the Euro to have a material impact on our operations or cash flows in the near term. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand our services in Europe.

Effect of Inflation

          Because of the relatively low level of inflation experienced in the United States and Europe, inflation did not have a material impact on our consolidated results of operations for 1998.

Year 2000

          Ventiv has assessed its current systems and equipment with regard to year 2000. We believe that these systems and equipment are year 2000 compliant or will imminently become year 2000 compliant and that no material additional costs will be incurred. However, we cannot assure you that this will be the case until these systems are operational in 2000. Approximately $0.5 million was incurred through September 30, 1999 to address specific year 2000 requirements. We have made inquiries of our vendors and other third parties that we have identified whose year 2000 problems could affect our systems or operations and have received assurances from approximately 96% of the vendors contacted, both written and oral, that their systems are compliant or are expected to be compliant on time. Approximately 52% of vendors contacted indicated to us that they are currently year 2000 compliant and approximately 44% of vendors contacted indicated to us that they will be year 2000 compliant before the year 2000 begins. Approximately 4% of the vendors contacted did not provide information in response to our inquiries. In the event the statements and warranties of these third parties concerning their year 2000 compliance are incorrect resulting in critical systems failure, our business and operations may be materially adversely affected.

Private Securities Litigation Reform Act of 1995 - A Caution Concerning Forward-Looking Statements

          Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning Ventiv's anticipated financial results, are forward-looking statements. Ventiv wishes to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside Ventiv's control and to various risk factors that could cause results to differ materially from those expressed in Ventiv's periodic reports, registration statements filed with the Securities and Exchange Commission, including Ventiv's Registration Statement on Form 10, as amended, and Ventiv's press releases or other public communications.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.

Item 2.  Changes in Securities

          On September 27, 1999, immediately following the distribution of all of the issued and outstanding shares of Ventiv common stock to the common stockholders of Snyder on the record date for such distribution, Ventiv issued a total of 831,502 restricted shares of Ventiv common stock to the six executive officers and three other management employees. The issuance of the 831,502 restricted shares of Ventiv common stock was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         27.1 Financial Data Schedule

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VENTIV HEALTH, INC.

Date:  November 15, 1999                  By: /s/  Gregory S. Patrick
                                              ----------------------------------
                                              Gregory S. Patrick
                                              Chief Financial Officer
                                              (Principal Financial Officer)