Form 10-K
period 1999-12-31
VENTIV HEALTH INC
filed 2000-03-30
CIK 1089473

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1999

                                      Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                       Commission file number:  0-30318

                              VENTIV HEALTH, INC.
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                             52-2181734
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                          1114 Avenue of the Americas
                           New York, New York 10036
                                (212) 768-8000

   (Address, Including Zip Code, and Telephone Number, Including Area Code,
                 of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock, par value $0.001 per share           Nasdaq National Market System

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 21, 2000 was approximately $152,253,276.

As of March 21, 2000, there were 22,830,724 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Commission for use in connection with the 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS


ITEM                        DESCRIPTION                                 PAGE
----                        -----------                                 ----

                              PART I

 1          Business                                                      1
 2          Properties                                                   11
 3          Legal Proceedings                                            11
 4          Submission of Matters to a Vote of Securities Holders        11


                             PART II

 5          Market for Registrant's Common Equity and Related
               Stockholder Matters                                       12
 6          Selected Financial Data                                      13
 7          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14
 7A         Quantitative and Qualitative Disclosures About
               Market Risk                                               20
 8          Financial Statements and Supplementary Data                  22
 9          Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       44


                             PART III


 10         Directors and Executive Officers of the Registrant           45
 11         Executive Compensation                                       45
 12         Security Ownership of Certain Beneficial Owners
               and Management                                            45
 13         Certain Relationships and Related Transactions               45


                             PART IV


 14         Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                       46

 Signatures                                                              48

 Index to Exhibits

                                     PART I

Item 1.  Business.
         --------

Overview

  The business currently conducted by Ventiv Health, Inc. ("Ventiv") was created in 1997 by Snyder Communications, Inc. ("Snyder") in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming the pharmaceutical sales and marketing services business in 1997, Snyder completed a series of acquisitions that expanded both the scope of services and geographic presence of the pharmaceutical sales and marketing business to create the business conducted by Ventiv today. On September 27, 1999, Snyder completed the distribution of Ventiv's common stock to the shareholders of Snyder (the "Distribution"). Ventiv now operates as an independent, publicly traded company.

  Ventiv provides global marketing and sales services for the pharmaceutical and life sciences industries. Our clients include leading pharmaceutical, life sciences, biotechnology, medical device, and diagnostics companies. We offer a broad range of integrated services, including educational programs which target leading physicians, specially-designed strategic marketing plans and product sales programs which are executed through our extensive sales network.

  Our organization and service offerings reflect the changing needs of our clients as their new products move through the development and regulatory approval process. As a potential drug or device advances in the clinical trial process towards commercialization, our clients must first educate medical decision makers through a variety of informational media. These pharmaceutical and life sciences companies subsequently need to design a focused launch campaign to maximize product profitability upon regulatory approval of their product. Prescription products are typically sold through product detailing, which involves one-on-one meetings between a sales representative and a targeted prescriber. Pharmaceutical manufacturers, in particular rely on this sales process as the most effective means of influencing prescription-writing patterns, although these companies increasingly supplement their marketing programs with direct-to-consumer advertising. In the past, product detailing was handled by the pharmaceutical manufacturers themselves. However, the recent focus among our clients on flexibility in cost management has led to an increased frequency of this work being outsourced to contract providers.

  Our service offerings are designed to facilitate the development and execution of marketing strategies as new products advance from clinical trials to product launch and throughout their useful life. We believe that we are not only one of the leading providers of healthcare marketing services, but that we are also uniquely positioned to provide global integrated services that address the full spectrum of client demands. To date, our clients are comprised primarily of pharmaceutical companies, which are estimated to have outsourced under 5% of the amount they spend worldwide on such services.

  We serve our clients through three operating groups: Health Products Research ("HPR"), the Healthcare Communications Group ("HCG") and the Contract Sales Group ("CSG"). These groups reflect the three primary aspects of the marketing process for pharmaceutical and other life sciences products. First, a product's targeted marketing and sales effort must be carefully designed to maximize the manufacturer's return on investment (HPR); second, product awareness and demand within the medical community must be created and maintained throughout the pre- and post-launch marketing effort (HCG); third, the product must be sold by a team of highly trained sales representatives (CSG); and, finally, sales results must be constantly monitored and sales strategies must be adjusted to respond to a dynamic marketplace (HPR). Each group is integrated as part of the overall program but performs very specific functions. Our clients may choose either to work with us across our full spectrum of services or narrowly focus their service needs within one of these groups. There is significant overlap among product lines and extensive opportunities for cross-selling. Most of our largest clients utilize the services of more than one group.

  Our three operating groups possess significant combined experience, as each has developed and conducted successful marketing programs for hundreds of individual pharmaceutical and life science products. Our expertise spans most therapeutic categories, including the significant markets of cardiology, anti-infectives, oncology, and neurology. Our core competencies and track record of proven success enables us to establish strong relationships with our clients' senior marketing and sales personnel, leading to a high rate of repeat business.

  Our strategic goal is to provide the pharmaceutical and life sciences industries with value-added support services that will enable our clients to achieve superior product sales through higher market penetration.

Ventiv's Operating Groups

  We offer the full spectrum of marketing and sales services through our three operating groups: Health Products Research, the Healthcare Communications Group and the Contract Sales Group.

  Health Products Research

  HPR is responsible for the design of a product launch program and monitoring that program's development to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources (such as the contract pharmaceutical salesforce) and third parties (such as IMS Health Inc., a provider of market research data for the healthcare industry) to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients.

  HPR offers the following core services which it customizes for particular clients:

     .  Market Segmentation Analyses

     HPR conducts segmentation analyses of the physician universe using pharmacy-level data in combination with numerous variables such as product potential, market share, the medical professionals' specialties and reputations as innovators, and many other individually weighted qualitative and quantitative data points. Segmenting this physician-level data supports analyses and modeling that are designed to address issues such as promotion response, targeting, message development, and forecasting. HPR also links segment data to primary market research to identify differences in attitudes and estimate future prescribing patterns.

     .  Promotion Planning and Evaluation (PROM(sm))

     HPR's proprietary PROM(sm) family of analytical models measures historical promotion response by physicians from various personal and non-personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROM(sm) is unique in that it can measure a separate response for individual physicians by promotional channel. PROM(sm) is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROM(sm) is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness.

     .  Resource Allocation (Single and Multi-Product)

     Utilizing segmentation and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

     The UniBrand(sm) model uses the output of a PROM(sm) analysis and market research as inputs into a causal forecasting model that develops, by brand, future promotion response curves and optimal, unconstrained details by physician segment while considering future market events and the knowledge of product management. Based on the response by promotion type and an understanding of the interaction among promotion types, a promotion mix analysis can determine the optimal promotion by brand. The UniBrand(sm) approach focuses on increasing return on investment through the evaluation of content and capital employed for each promotion type. Additionally, it also identifies how one type of promotion can substitute for and/or enhance other promotion types.

     Once the future response curves have been calibrated by UniBrand(sm), this leading-edge technology can be incorporated in a multi-product resource allocation model, or RAM(sm). RAM(sm) is designed to maximize sales and profits by determining optimal salesforce size and structure, as well as constrained details across brands. The RAM(sm) approach also can be used to examine "what if" scenarios for different strategic and tactical alternatives.

     .  Call Planning System (CAPS(sm))

     Through its proprietary technologies, HPR's CAPS(sm) provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPS(sm) system determines the best call frequency and brand detailing priorities for each physician. CAPS(sm) also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments.

     .  Salesforce Deployment and Analysis Group

     HPR provides strategic salesforce alignment and deployment strategies for home office and field teams. Alignment services are conducted by analysts with technical expertise as well as healthcare industry experience who are committed to the design and realignment of salesforces.

     .  Data Services

     HPR provides healthcare-specific data management services by integrating data from multiple sources, including internal legacy systems and purchased third-party data, to identify opportunities that drive business performance. Data service consultants design customized data collection and manipulation software programs which analyze data, maintain report generation functions and manage operational activities such as production control, data clean-up, matching and ad hoc projects.

     .  Strategic Consulting

     HPR's consultants in the strategic planning group work with clients, designing solutions for issues such as resource allocation, forecasting, pricing, and compensation. Their focus on incorporating best practices within the culture of organizations yields pragmatic and easily implemented business solutions that can be integrated throughout the organization.

     HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence.

     The direct link that exists between the strategy and the data ensures pragmatic and effective solutions and yields tangible results for our clients.

  Healthcare Communications Group

  HCG is responsible for the education of physicians and other decision makers in the medical community regarding the profile of a product. According to the requirements of the client's marketing department, HCG will specifically target the appropriate decision makers for maximum impact. The goal is to provide sufficient information to generate interest and stimulate demand both prior to and after a product launch. Therefore, the educational process begins in early-stage clinical trials and is accomplished through a variety of media customized to a client's needs.

  HCG maintains accreditation status with both the Accreditation Counsel for Continuing Medical Education ("ACCME") and American College of Physician Executives ("ACPE"). This distinction provides our programs essential credibility in the medical community and mitigates the skepticism of many physicians regarding information provided directly by life sciences companies. In fact, our ACCME and ACPE accreditations have resulted in significant attendance at HCG events because physicians are required by law to participate in accredited education activities in order to maintain their licenses.

  The following describes several of our more frequently used product formats for the delivery of information:

  Monographs. HCG publishes highly focused educational reports which typically carry ACCME or ACPE accreditation. Usually 12 to 24 pages in length, these reports present topical, state-of-the-art materials on a specific clinical issue by leading the practitioner through the treatment analysis for appropriate patients.

  Interactive. Pharmaceutical companies have been allocating more promotional spending into "alternative media," and HCG is well positioned to serve their needs with its successful track record of developing CD-ROM, Internet and other interactive products. These interactive programs can be designed as a training tool for a pharmaceutical company's own salesforce, a board review study guide for physicians, or a self-paced instructional package on a wide variety of topics for doctors, nurses, patients, and other target groups.

  Full-Color Books. The group also publishes full-color books which range from 100 to 250 pages in length that can be designed to offer in-depth educational discussion pieces or simply provide an attractive photographic journal narrated by a well respected physician or medical archivist. As tabletop volumes or softcover reference books, they provide ongoing reminders of the sponsoring pharmaceutical company and/or product.

  Audio Cassettes. Audio cassettes typically deliver topical information to doctors such as lectures by leading physicians, roundtable discussions, summaries of conferences, interviews with prominent specialists, and similar information. Generally 30 to 60 minutes in length, they can be accredited or non-accredited, but are always educational in nature or content.

  Symposia. HCG products and services include the development and management of all types of meetings, including symposia, satellite training teleconferences, and advisory panels. Medical symposia typically involve physicians hearing presentations regarding a drug or treatment protocol presented by a faculty of experts in the field for the purpose of being trained to serve as consultants and spokespeople for the sponsoring pharmaceutical company. Attendees and faculty from numerous remote locations can also interact in satellite-transmitted symposia organized by HCG.

  Telemarketing. By providing a complete staff of trained telemarketers, our telemarketing services significantly enhance a life sciences company's ability to communicate effectively with physicians. These services give us the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales leads, phone surveys, consumer surveys, customer service, compliance building and patient care management.

  Direct Mail. HCG's direct mail capabilities are often combined with its integrated marketing programs to deliver materials efficiently to its target audience. We offer a full complement of packaging and mailing services, as well as state-of-the-art warehousing that provides quick and efficient assembly of promotional programs and inventory tracking.

  Sample Fulfillment. Registered with the FDA as a secondary re-packager, HCG can assemble promotional materials, insert pharmaceutical samples under controlled conditions and ship samples to potential prescribers from its warehouse. The group's combination of pharmaceutical warehousing and direct mail capabilities allow it to coordinate sample delivery with sales calls on physicians as well as administer drug recalls and rebate programs, all part of a seamless automated product offering for the client.

  Other Products. In addition, HCG offers a number of auxiliary products and services and maintains an ability to deliver content in substantially all forms of media that life sciences companies use to communicate promotional educational messages. Other media can involve drug utilization reviews, color atlases, posters, videotapes, convention kiosks and screen savers. HCG also assists its clients through higher value-added services such as product marketing strategy consulting, database management focused towards sales targeting, and field sales support services.

  HCG's ability to deliver its marketing and educational messages through a wide range of media has enhanced our reputation as a "one-stop shop" offering an integrated range of services to life sciences companies. However, each marketing solution is customized to deliver a specific message to a highly targeted audience. HCG also searches constantly for ways to expand its products to meet the needs of our clients and combine its services with those of our other operating groups. For example, offering avenues of support through the direct mail and sample fulfillment programs enables CSG's salesforces to operate more efficiently and effectively by automating a significant portion of the post-physician consultation follow-up work (such as literature and sample mailings).

  Contract Sales Group

  CSG is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products. This service is otherwise known as "product detailing." CSG maintains and operates the requisite systems, facilities, and support services to recruit and deploy a customized, full-service and highly targeted salesforce within 8-12 weeks. Currently, CSG operates one of the largest sales organizations in the United States (larger, in fact, than many pharmaceutical companies), with approximately 2,250 sales representatives in the U.S. and approximately 3,600 worldwide as of December 31, 1999. It also has significant global coverage through its operations in the United Kingdom, France, Germany, and Hungary.

  Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's FDA-approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential side-effects, dosage, danger of contra-interactions with other drugs, cost, and any other appropriate information. The dialogue is two-way with the salesperson collecting the views of each individual physician. Discussions will often include topics such as the type of patient most likely to benefit from a particular therapy as well as the relative benefits of alternative products. This requires the salesperson to be well-educated and highly trained, both of which are core competencies of CSG. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product.

  Providing clients with the highest quality sales people requires effective recruiting and training. To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure the highest-quality of representation for our clients. CSG's recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and its Internet home page offers an online application for employment. CSG hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and maximize cost efficiency.

  We also emphasize the training of our personnel, and believe we are the only contract sales organization with a fully dedicated stand-alone training department. CSG's professional development group has the largest dedicated training facility of its type in the United States. Our goal is to ensure that sales representatives are knowledgeable and operate professionally, effectively, and efficiently. Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity, and pharma-manager leadership are covered extensively in order to prepare the representatives for their eventual contact with medical professionals. CSG's trainers are top professionals in their field and rely upon proprietary information regarding physician prescribing behavior and industry best practices. As the students are from both CSG's salesforce and our clients' salesforces, the training and recruiting services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as differentiating factors which benefit the overall contract sales effort.

  Once recruited and trained, CSG operates two types of salesforces: dedicated and syndicated. A dedicated salesforce is responsible for the sales of only one product or of multiple products of a single manufacturer. Dedicated salesforces facilitate focus and one-on-one conversations with prescribing physicians. A syndicated salesforce represents products of multiple manufacturers, and, as such, the client purchases a share of the time the salesperson spends with the physician, thereby decreasing overall cost for the service. The applicability of each salesforce depends on the specific circumstance and the client's portfolio of products. Syndicated salesforces are seldom used in the U.S., but have been common in the U.K. and parts of continental Europe.

  We are committed to providing our clients with customized cost-effective sales support. This is reflected in the variety of options clients have to choose from, including the type of salesforce (dedicated vs. syndicated), the specialties of the salesforce (oncology, cardiology, etc.), the methodology employed to target decision makers in the medical community and the type of analysis to be conducted based on the information the salesforce collects. We work closely with our clients in all aspects of our service offering to ensure maximum impact of the product's promotional effort.

  The combination of our contract sales capabilities with HPR and HCG has resulted in our proven ability to:

  Maximize product launch tactics

  Our salesforce has launched products where it had both partial and complete promotional responsibility. The emphasis is on speed-to-market and impact, and there are examples where CSG's efforts have helped our client's product to become the most prescribed drug in its category within the first three months.

  Provide globally targeted pharmacy promotions

  International and domestic coverage of independent and chain pharmacies for product launch, pipeline fill, and other related programs enable us to provide a simultaneous geographic launch. As regulatory filings by pharmaceutical customers are now coordinated globally, this capability is an increasingly important competitive advantage.

  Mobilize specialized salesforces

  CSG's ability to execute and implement tailored programs and sales teams for managed care initiatives; hospital coverage for surgery, cardiac device, and advanced wound care treatment products; and clinical laboratory programs collectively demonstrate to our clients the utility of Ventiv's high level of salesforce training, mobilization and integration.

  Support mature lines

  Our services include the promotion of existing products in addition to products emerging from our client's research pipeline. For example, we helped a client elevate a ten-year-old product to a number one market share position in 13 months.

  Collect and analyze sales information

  We believe that CSG leads the industry in the collection and analysis of data necessary to make marketing resource allocation decisions. Sales representatives are equipped with palm-top computers in order to collect sales call and physician profiling information, which is uploaded into a central data storage server after each day of sales calls. Our state-of-the-art information processing system allows sales management teams to analyze real-time data constantly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy.

  Our ability to increase the incremental sales of older life sciences products and enhance the sale of newer products is critical to the financial success of our clients. Our integrated approach to contract sales, an experienced management team, recruiting, professional training and development, and use of technology provide the company with a competitive advantage in marketing products for our clients. With the ability to leverage off of the capabilities of HPR and HCG, CSG is well-positioned to provide value-added services across an array of product types in the life sciences industry.

Competitive Advantages

  Leading Global Healthcare Marketing and Sales Services Company. We are one of the largest competitors in the global market for outsourced pharmaceutical marketing solutions, with significant operations throughout Western Europe (United Kingdom, Germany, France and Hungary) and the United States. We are a large-scale provider of contract sales with a salesforce ranked in the top three, based on size, among outside providers in the United States, Germany, France and the United Kingdom, constituting four of the top six worldwide pharmaceutical markets. We are also a significant provider of medical communications and strategic sales and marketing planning. We service a large number of physicians, nurses, pharmacists and formularies. We reached over 500,000 individual healthcare professionals during 1999. These people are regularly contacted by our representatives--approximately 3.5 million calls on physicians in 1999 alone--enabling the collection of valuable profiling data. Our large-scale presence in each key market provides significant advantages in terms of experience, speed, capabilities, and technology.

  A Broad and Integrated Service Offering. We offer a broad and integrated range of services, from the education of physicians on a drug's development, through the strategic analysis and design of a targeted product launch, to the availability of approximately 3,600 sales representatives to implement a targeted sales plan. The comprehensive education programs include conventions, symposia and Continuing Medical Education ("CME") credit classes necessary for physicians to retain their licenses. When a drug is ready to be launched, Health Products Research utilizes proprietary call planning, territory alignment and workload analysis to ascertain the ideal staff levels and coverage required to reach forecasts, subsequently monitoring progress on a real-time basis to maximize return on investment for pharmaceutical clients. The deployment of our highly trained salesforce is managed by a national recruitment team that ensures that calls begin on a coordinated basis within 8-12 weeks.

  Proprietary Technologies and Data. We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. HCG develops interactive CD-ROMs for our clients which can be designed to educate and train a pharmaceutical salesforce about a new drug, provide a board review study guide for a physician, or function as a self-paced instructional package on a wide variety of topics for medical target groups. Pharmaceutical companies are allocating more marketing dollars to instructional software due to the success of these tools, and our established expertise positions us to serve this segment. To conduct strategic studies, HPR employs a series of programs which were designed in-house and utilizes data which is gathered and processed by our Contract Sales Group. Simultaneous access to the aforementioned resources enables HPR to produce unique and intricate value-added studies for the benefit of our clients. These value-added offerings are a significant advantage for us because they directly translate into an increase in our clients' return on investment through better salesforce sizing and targeting and higher salesforce productivity. Moreover, we have made a considerable investment in technology and are focused on using cutting-edge salesforce automation tools to increase our efficiency. Approximately 60% of our salesforce is currently equipped with palm-top computers, and our deployment of this technology will increase throughout 2000. Such real-time data is important for pharmaceutical clients during the launch of a drug, allowing rapid profiling of the impact on targeted physicians and facilitating the refinement of calling frequency and marketing tactics.

  Existing Broad "Blue Chip" Client Base. In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Due to the nature of the business, contracts tend to be longer in duration and rarely are terminated prior to their expiration. Our business is not overly concentrated on a small number of clients. As a result, the existing client base, while not captive, is likely to become more intertwined with us as the relationships grows in tandem with the clients' needs for additional services.

  Experienced and Visionary Management Team. Our management team includes entrepreneurs who founded their respective businesses and continue to manage them after their integration into Ventiv's business, as well as executives with substantial expertise managing pharmaceutical salesforces and establishing sales and marketing strategies. We believe our mix of senior management with pharmaceutical salesforce management, entrepreneurial talent and strategic perspective is unique in the industry.

  Our senior management team has outlined an exciting vision which includes expanding the services offered by our communications unit, expanding HPR and HCG in Europe, and developing Internet applications which allow physicians to access our training and communications materials online. Additionally, we intend to capitalize on our real-time data access through our 3,600-person salesforce. Because of our high level of quality service, our pharmaceutical clients have rewarded us with contract extensions and high rates of repeat business. Physicians routinely give us the highest marks in surveys of medical education programs. Our CME program was recently awarded a four-year accreditation period by ACCME. We are one of only a few ACCME-accredited commercial enterprises. Additionally, we provide the most advanced strategic analysis in the industry through Health Products Research.

Clients

  We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies on a global basis. During 1999, approximately 59% of our revenues were derived from our ten largest clients. One client, Bristol Myers Squibb, Inc., accounted for approximately 14% of our revenue during 1999. No other single client accounted for more than approximately 8% of our revenues during 1999. Our top ten clients based on 1999 revenue, listed alphabetically, are Abbot Laboratories, AstraZeneca, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, Forest Laboratories, Johnson & Johnson, Merck, Monsanto Company and Novartis. We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as new products are developed and launched. The services are sold to the same target groups for each client, namely their marketing and sales departments. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the long-term nature of our contracts.

  We have developed sustained relationships with blue chip clients that provide us with recurring revenue streams and service cross-selling opportunities. Our ability to add value at every part of the product life cycle enhances our ability to form long-lasting relationships with clients.

  Our relationships with a client's marketing and sales organizations also benefit from high switching costs, as retaining another salesforce and redesigning a market program would create substantial additional expense and cause losses in time and productivity for our clients. In addition, the successful medical marketing outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise.

Competition

  We believe that no other organization offers the same scope of integrated healthcare marketing services as we offer our clients. Our competitors include contract sales organizations as well as contract research organizations that offer healthcare marketing services. Additionally, drug distribution companies have indicated a desire to enter this lucrative market by leveraging their knowledge base and effecting strategic acquisitions. Each of our operating groups faces distinct competitors in the individual markets in which the group operates. However, none of our competitors provides the full scope of services we currently offer through our three operating groups.

  Contract Sales. A small number of providers comprise the market for contract sales, which we believe represents more than 75% of outsourcing revenues in the healthcare marketing services market as a whole. We believe that Ventiv, Innovex (Quintiles), Professional Detailing Inc., and Pharmaceutical Detailing Network combined account for most of the United States contract sales market share, with Ventiv and Innovex being the only participants to have an international presence. These organizations historically have not been significant competitors with regard to healthcare marketing services other than contract sales. However, because the rest of the industry is fragmented, with a large number of small providers attempting to develop niche services one or more of our large competitors in the contract sales market could become significant competitors with regard to the other services which we offer by either developing additional capabilities or acquiring smaller companies.

  Contract Marketing Services. The contract marketing services sector contains many more competitors and is also highly fragmented. This is due in part to the wide variety of marketing activities required by medical product companies, including promotional meetings, symposia, video satellite conferencing, peer-to-peer meetings, medical educational material and conferences, teleservices, field force logistics and product management. As a result, accurate relative market share is more difficult to define as we encounter different competitors for each of these services. The only competitors of significant scale in the broad marketing sector are narrowly focused: Boron LePore & Associates, which provides peer-to-peer physician education meetings, and privately owned ZS Associates, which provides strategic assessments similar to the services of HPR. Neither company is a significant competitor with us in the contract sales market.

Seasonality

     Various aspects of Ventiv's business are subject to seasonal variation, most notably our European contract sales organization where activity decreases during the third quarter of the year due to European summer holiday season. However, we believe that the seasonality of the various aspects of our business is not coincident, such that on an aggregate basis Ventiv's business is not subject to significant seasonal variation.

Employees

     At December 31, 1999, we employed approximately 4,400 people worldwide. We believe that our relations with our employees are satisfactory.

Government Regulation

  Several of the industries in which our clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical and healthcare industries. Generally, compliance with these regulations is the responsibility of our clients. However, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

  In connection with the handling and distribution of pharmaceutical products samples, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States, and certain regulations of the United Kingdom, France, Hungary, Germany and the European Union. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In certain jurisdictions, including the United Kingdom and France, pharmaceutical sales representatives are subject to examination and licensing requirements under local law and industry guidelines. Ventiv believes it is in compliance in all material respects with these regulations.

  Our physician education services are also subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Ventiv follows similar guidelines in effect in other countries where it provides services. Any changes in such regulations or their application could have a material adverse effect on Ventiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

  From time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways both domestic and foreign governments might attempt to regulate our use of its data. Any such restriction could have a material adverse effect on Ventiv.

Item 2.  Properties.
         ----------

  Our headquarters is located in New York, New York at a site we lease. Ventiv and its operating subsidiaries own facilities in Boulder, Colorado and Lenggries, Germany. We lease a total of 19 facilities in the U.S., U.K., France, Germany, Austria and Hungary. We believe that our properties are well maintained and are in good operating condition.

Item 3.  Legal Proceedings.
         -----------------

  From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         -----------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

  The following table contains the high and low sales prices of our existing common stock traded on the Nasdaq National Market during the periods indicated:


                                            High             Low
                                          --------          ------
Year ended December 31, 1999
  First Quarter                              n/a              n/a
  Second Quarter                             n/a              n/a
  Third Quarter (1)                           10             7 3/4
  Fourth Quarter                            10 7/8           5 1/4


  (1) Information regarding Ventiv's common stock is only available beginning on September 23, 1999 when Ventiv's common stock began trading on a "when issued" basis on the Nasdaq National Market. Ventiv's common stock began its first day of "regular way" trading on September 28, 1999


  On March 21, 2000, the closing price for Ventiv's common stock was $9.50 per share, and there were approximately 7,278 beneficial owners of Ventiv's common stock as of that date.

  Ventiv did not declare cash dividends on its common stock in 1999. Ventiv currently intends to retain future earnings to finance its growth and development and therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of Ventiv and other factors which our Board of Directors considers appropriate.

  The transfer agent for Ventiv's common stock is American Stock Transfer and Trust Company, 40 Wall Street, 46th Floor, New York, New York, 10005.

Item 6.  Selected Financial Data.
         -----------------------

                            SELECTED FINANCIAL DATA


  The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, the Ventiv historical consolidated financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited financial statements of Ventiv. Historical financial information may not be indicative of Ventiv's future performance. Prior to their respective acquisitions, certain U.S.-based acquirees were not subject to federal or state income taxes. Pro forma net income (loss) represents net income (loss) adjusted to reflect a provision for income taxes as if Ventiv had been taxed similarly to a C corporation for all periods presented. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            For the Years Ended December 31,
                                              -------------------------------------------------------------------
                                                   1999         1998        1997          1996          1995
                                              -------------------------------------------------------------------
                                                                                        (unaudited) (unaudited)
                                                              (in thousands, except per share data)
Statement of income data:
Revenues..................................       $344,655     $321,500    $208,967       $144,704     $120,354
                                                 =========    ========    =========      =========    =========
Net income (loss).........................       $ (6,793)    $  1,446    $ (8,718)      $     83     $  8,430
                                                 =========    ========    =========      =========    =========
Basic and diluted net income (loss)
 per share (1)............................       $  (0.28)    $   0.06    $  (0.37)      $     --     $  (0.36)
                                                 =========    ========    =========      =========    =========
Unaudited:
Pro forma net income (loss)...............       $ (6,793)    $  1,446    $(10,700)      $ (2,729)    $  5,131
                                                 =========    ========    =========      =========    =========
Pro forma basic and diluted net income
 (loss) per share (1).....................       $  (0.28)    $   0.06    $  (0.45)      $  (0.12)    $   0.22
                                                 =========    ========    =========      =========    =========
Shares used in computing basic and
 diluted net income (loss) per share (1)..         23,907       23,715      23,715         23,715       23,715
                                                 =========    ========    =========      =========    =========
Balance sheet data:
Total assets..............................       $233,264     $193,644    $100,947       $ 51,180     $ 58,623
                                                 =========    ========    =========      =========    =========
Long-term debt............................       $  1,155     $  1,473    $  4,154       $  2,634     $  1,420
                                                 =========    ========    =========      =========    =========
Total investments and advances from
 Snyder Communications, Inc. (2)..........       $     --     $119,727    $ 10,371       $  4,697     $ 13,591
                                                 =========    ========    =========      =========    =========
Total equity..............................       $ 145,753
                                                 =========

(1) For all dates prior to the Distribution, the number of shares used to calculate net income per share is equal to the shares of Ventiv common stock that were issued upon the Distribution based on the number of outstanding shares of Snyder common stock on September 27, 1999. From the date of the Distribution through December 31, 1999, the number of shares used to calculate net income per share are the actual number of shares of Ventiv common stock outstanding.

(2) Investments and advances from Snyder represents the net cash transferred to Ventiv from Snyder and businesses acquired by Snyder and contributed to Ventiv.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

    On September 27, 1999, Ventiv Health, Inc. ("Ventiv") was spun off from Snyder Communications, Inc. ("Snyder") in the form of a tax-free dividend to Snyder stockholders (the "Distribution"). Ventiv is now an independent publicly-traded company. This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of Snyder. The following information should be read in conjunction with Ventiv's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. See "Index to Financial Statements."

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

    Any statement made in this Form 10-K that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications.

Overview

    Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational research and communication services for the medical community. Snyder created the business currently conducted by Ventiv in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming the pharmaceutical sales and marketing service business in 1997, Snyder completed a series of acquisitions which expanded both the scope of services and geographic presence of the pharmaceutical sales and marketing business to create the business conducted by Ventiv today. We plan to focus on internal growth for the foreseeable future as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise.

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

    Non-recurring costs include compensation to stockholders, recapitalization costs, and acquisition and related costs. Compensation to stockholders consists of excess compensation paid to certain stockholders of acquired companies prior to their respective mergers with Ventiv. The amount by which the historical compensation of these stockholders exceeds that provided in their employment contracts with Ventiv has been classified as compensation to stockholders. 1999 recapitalization costs consist of restricted stock granted to certain key employees of the Company, which vested immediately following the Distribution. 1997 recapitalization costs were recorded at the time of the recapitalization by one of the companies acquired by Ventiv during 1998 in a pooling of interests transition. Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations.

    The following sets forth, for the periods indicated, certain components of Ventiv's income statement data, including such data as a percentage of revenues. Compensation to stockholders, recapitalization costs and acquisition and related costs are considered to be non-recurring by Ventiv because Ventiv's current operations will not result in any compensation to stockholders, recapitalization costs or acquisition and related costs in future periods.

                                                                       For the Years Ended
                                                                          December 31,
                                          ---------------------------------------------------------------------------
                                                 1999                    1998                         1997
                                          -------------------     --------------------       ------------------------
                                                                  (dollars in thousands)
Revenues............................       $344,655   100.0%      $321,500   100.0%           $208,967      100.0%
Operating expenses:
 Cost of services...................        295,296    85.7        236,047    73.4             156,346       74.8
 Selling, general & administrative
  expenses..........................         47,426    13.8         43,029    13.4              32,787       15.7
 Non-recurring costs................         10,054     2.9         27,664     8.6              25,569       12.2
                                           --------   -----       --------   -----           ---------      -----

Income (loss) from operations.......         (8,121)   (2.4)        14,760     4.6              (5,735)      (2.7)
                                           --------   -----       --------   -----           ---------      -----

Interest expense....................           (405)   (0.1)        (2,315)   (0.7)             (1,617)      (0.8)
Investment income...................          1,080     0.3          1,850     0.5                 568        0.3
                                           --------   -----       --------   -----           ---------      -----

Income (loss) before income taxes...         (7,446)   (2.2)        14,295     4.4              (6,784)      (3.2)
                                           --------   -----       --------   -----           ---------      -----

Income taxes provision (benefit)               (653)   (0.2)        12,849     4.0               1,934        1.0
                                           --------   -----       --------   -----           ---------      -----

Net income (loss)...................       $ (6,793)  (2.0)%      $  1,446     0.4%           $ (8,718)     (4.2)%
                                           ========   =====       ========   =====           =========      =====

Pro forma net income (loss).........       $ (6,793)  (2.0)%      $  1,446     0.4%           $(10,700)     (5.1)%
                                           ========   =====       ========   =====          ==========      =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Revenues. Revenues increased $23.2 million, or 7.2%, to $344.7 million in 1999 from $321.5 million in 1998. Revenues increased $36.1 million , or 34.8%, within our U.S. Contract Sales Group primarily as a result of new contracts which were secured in 1999, an incentive compensation payment received from a client and the purchase of HCP in 1998 which has been integrated into our U.S. Contract Sales Group. Revenues increased $5.2 million, or 33.2%, within our Healthcare Products Research Group, reflecting new business contracts secured in 1999. The increases in revenues are offset by a $7.0 million, or 11.4%, decrease in revenues from our Healthcare Communications Group and $11.1 million, or 7.9%, decrease in revenue from our European Contract Sales Group attributed to the business challenges associated with the integration of acquired businesses during 1999, market and competitive conditions in Europe, and a change in the business mix toward live events in our Healthcare Communications Group.

    Cost of services. Cost of services increased $59.3 million, or 25.1%, to $295.3 million in 1999 from $236.0 million in 1998. The year-over-year increases in cost of sales of $46.5 million and $3.8 million at our U.S. Contract Sales Group and our Healthcare Products Research Group, respectively, is driven by the increases in revenue within those groups. In addition, recruiting and other start-up related costs for several new contract sales forces in the U.S., including a 725 person sales force to provide services under a new contract with Bristol-Myers Squibb, were incurred during 1999 with no offsetting revenue, increasing 1999 expenses approximately $14 million over 1998 levels. Cost of services were favorably impacted in 1999 by a one-time $2.0 million reduction in the estimated amount of employee-related social costs to be paid as a result of the integration of our French salesforce. In the Healthcare Communications Group, a shift in the mix of business toward live events such as teleconferences, symposia, and speaker bureau meetings, lowered gross margins. The closure of a syndicated sales team in the U.K. resulted in one-time expenditures of approximately $0.2 million. Revenue reductions in the Healthcare Communications Group and the European Contract Sales Group yielded only marginal cost reduction opportunities, primarily because the predominant component of cost of services is personnel driven. We believe that actions taken late in 1999, including the closure of a syndicated sales team, will result in a lower cost of services as a percentage of revenues in future periods. As a result of the above factors, cost of services as a percentage of revenues increased to 85.7% in 1999 from 73.4% in 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million, or 10.2%, to $47.4 million in 1999 from $43.0 million in 1998. Selling, general, and administrative expenses as a percentage of revenues increased to 13.8% in 1999 from 13.4% in 1998, due in part to additional ongoing overhead costs incurred during the second half of 1999 which are related to changes in Ventiv's management and administrative infrastructure necessary to become an independent, publicly traded company.

    Non-recurring Costs. Our non-recurring costs include compensation to stockholders, recapitalization costs and acquisition and related costs. Total non-recurring costs were $10.1 million in 1999 compared to $27.7 million in 1998. Ventiv recorded no compensation to stockholders in 1999 as compared to $0.8 million recorded by an acquired company in 1998. Ventiv recorded $2.1 million in recapitalization costs during 1999. The cost consists of restricted stock granted to certain key employees of Ventiv which vested immediately following the Distribution. No recapitalization costs were recorded for 1998. Ventiv recorded $8.0 million in acquisition and related costs during 1999. Included in this amount is $5.7 million related to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech in exchange for the release of any and all claims against Snyder or Ventiv related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes. $3.1 million of the $8.0 million is due to additional costs related to the consolidation and integration of certain Ventiv's acquired operations in the U.S., U.K. and France under the Company's plan initiated in 1998. The charge consists of $1.8 million in severance and related payments associated with the termination of 23 employees, and $1.3 million in consulting services and other costs related to these integration activities. In addition, we recorded a reduction of $0.8 million for previously recorded acquisition and related costs due to changes in estimates. Ventiv recorded $26.9 million in acquisition and related costs during 1998. $16.2 million of these costs were related to the consummation of pooling of interests transactions during 1998. Ventiv completed four pooling of interests transactions valued at approximately $259 million during 1998. The remaining $10.7 million of the $26.9 million was due to the consolidation and integration of certain of Ventiv's acquired operations within the Contract Sales Group and the Healthcare Communications Group. See discussion below in the section "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997."

    Interest expense. Ventiv recorded $0.4 million of interest expense during 1999 compared with $ 2.3 million of interest expense during 1998. Ventiv did not have any significant debt obligations outstanding during 1999. The interest expense recorded during 1998 consists primarily of interest on debt at acquired companies prior to their acquisition by Ventiv. Ventiv generally repaid the debt of its acquired companies. If Ventiv borrows money for acquisitions, shares repurchases, or for other purposes, interest expense will increase in future periods.

    Investment Income. Ventiv recorded $1.1 million of investment income during 1999 and $1.9 million of investment income during 1998. Variations in investment income result from differences in average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

    Income Tax Provision (Benefit). Ventiv recorded a tax benefit of $0.7 million in 1999. Ventiv's effective tax rate on its recurring operations is approximately 85.9% for 1999. The actual tax provision recorded differs from the effective rate primarily due to the non-deductibility of certain of the non-recurring costs recorded during the period.

    Net Income (Loss). Ventiv's net loss was $6.8 million in 1999 compared to net income of $1.4 million in 1998 due to the increases in operating costs which exceeded increases in revenue, offset by the decrease in non-recurring costs.

    Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming Ventiv and its subsidiaries were taxed as C corporations for all periods. There is no difference between pro forma net income (loss) and net income (loss) for 1999 and 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    Revenues. Revenues increased $112.5 million, or 53.8%, to $321.5 million in 1998 from $209.0 million in 1997. We experienced revenue growth at each of our operating companies during 1998 and it consists of an $82.7 million, or 51.0%, increase at our Contract Sales Group, a $26.7 million, or 77.9%, increase at our Healthcare Communications Group, and a $3.1 million, or 24.8%, increase at our Health Products Research group. The increased revenue in our Contract Sales Group resulted in the growth of services provided to both new and existing customers during 1998, the purchase of HCP and CLI Pharma in the first quarter of 1998, and the purchase of Halliday Jones in the third quarter of 1997. The increased revenue in both the Healthcare Communications Group and the Health Products Research group is attributable to the growth services provided to new and existing customers during 1998.

    Cost of Services.   Cost of Services increased $79.7 million, or 51.0%, to
$236.0 million in 1998 from $156.3 million in 1997 as a result of the increased revenues discussed above. Cost of services as a percentage of revenues decreased to 73.4% in 1998 from 74.8% in 1997. This is due to Ventiv's overall growth and the ability of the client support personnel to handle increased client services.

    Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $10.2 million, or 31.1%, to $43.0 million in 1998 from $32.8 million in 1997 as a result of the growth in revenues discussed above. Selling, general and administrative expenses as a percentage of revenues decreased to 13.4% in 1998 from 15.7% in 1997 due primarily to the revenue growth from the significant increase in services provided throughout 1998 and the lower proportional increase in selling, general and administrative expenses necessary to support the revenue growth.

    Non-recurring Costs. Non-recurring costs include compensation to stockholders, acquisition and related costs and recapitalization costs. Compensation to stockholders was $0.8 million in 1998 and $15.6 million in 1997. Compensation to stockholders reflects compensation paid to certain stockholders of acquired companies prior to their respective mergers with Ventiv that is in excess of the compensation provided for in their employment contracts with Ventiv. The amount by which the historical compensation paid to these stockholders exceeds the amount provided for in their respective employment contracts with Ventiv has been classified as compensation to stockholders. No compensation to stockholders is recorded subsequent to an acquisition by Ventiv. The $0.8 million recorded in 1998 relates to certain companies acquired in the third and fourth quarters of 1998, and therefore, was incurred during 1998 by the acquired companies prior to their acquisition.

    Ventiv recorded $26.9 million in nonrecurring acquisition and related costs during 1998. These costs were primarily related to the consummation of acquisitions and consisted of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain acquired companies, other professional service fees, transfer taxes and other contractual payments. In addition, this amount included a charge of approximately $10.7 million for costs necessary to consolidate and integrate certain of Ventiv's acquired operations in the U.S., the U.K. and France. Ventiv has integrated acquired subsidiaries that provided similar services within the same geographic regions. Approximately nine locations have been consolidated into four, and the efforts have not had a significant impact on Ventiv's workforce. These integration activities were substantially completed as of December 31, 1999. The charge consists of $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated were primarily redundant operations and administrative personnel, as well as one under-utilized sales team in the U.K. Ventiv recorded $8.0 million in non-recurring acquisition and related costs during 1997 related to the consummation of acquisitions, primarily consisting of investment banking fees, other professional service fees and certain U.K. excise and transfer taxes. Recapitalization Costs were $1.9 million in 1997. One of our acquired entities completed a recapitalization in 1997 prior to its 1998 merger with Ventiv. No recapitalization costs were incurred in 1998.

    Interest Expense. Ventiv recorded $2.3 million of interest expense in 1998 and $1.6 million of interest expense in 1997. The interest expense recorded in both 1998 and 1997 consists primarily of interest on debt at acquired companies prior to their acquisition by Ventiv. Ventiv generally repaid the debt of acquired companies.

    Investment Income. Ventiv recorded $1.9 million of investment income in 1998 and $0.6 million of investment income in 1997. The increase in investment income corresponds to the increase in funds available for investment.

    Income Tax Provision (Benefit). Ventiv recorded a tax provision of $12.8 million during 1998. Ventiv's effective tax rate on its recurring operations was approximately 41.0% in 1998. The actual tax provision recorded differs from the effective rate due to the non-deductibility of certain of the non-recurring costs recorded during the period. Pro forma net income (loss) discussed below includes a provision for income taxes as if all our operations had been taxed as a C corporation for the year ended 1998.

    Net Income (Loss). Net income increased $10.1 million to income of $1.4 million in 1998 from a loss of $8.7 million in 1997 due primarily to Ventiv's overall growth and containment of costs.

    Pro Forma Net Income (Loss). Pro forma net income (loss) shows the effect on net income (loss) assuming Ventiv and its subsidiaries were taxed as C corporations for all of 1998 and 1997. Pro forma net income (loss) is less than net income (loss) for 1997. Pro forma net income (loss) increased $12.1 million to pro forma net income of $1.4 million in 1998 from a pro forma net loss of $10.7 million in 1997, due primarily to the overall growth in revenues and containment of costs. Revenue growth exceeded the growth in cost of services and selling, general and administrative expenses.

Liquidity and Capital Resources

    At December 31, 1999, Ventiv had $37.6 million in cash and equivalents. Cash and equivalents increased $12.0 million during 1999, due to the $13.4 million provided by operating activities and the $11.5 million provided by financing activities, offset by the $11.9 million used in investing activities and the $1.0 million effect of changes in the exchange rate. The $11.4 million in cash provided by financing activities consists primarily of $18.1 million of investments and advances from Snyder Communications prior to the Distribution, offset by $4.3 million used to purchase treasury stock and $1.7 million net repayments of debt. The $9.9 million used in investing activities consists primarily of capital expenditures including the purchase of intangibles, the purchase of marketable securities, net of cash acquired in the purchase of PromoTech.

    On December 1, 1999, we entered into a $50 million unsecured revolving credit facility with a term of four years for acquisitions and general corporate purposes, as well as the repurchase of up to $37.5 million of Ventiv Health, Inc. common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. The financial covenants are summarized as follows:

    . the ratio of our consolidated debt to trailing four quarter earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, may not be more than a specified ratio (3.0 until September 30, 2000, 2.5 on September 30, 2000 and thereafter)
    . our consolidated trailing four quarter EBITDA may not be less than 3.5 times our consolidated interest expense;
    . our consolidated net worth must exceed $133 million, adjusted prospectively to include 50% of our net income and 100% of the proceeds of any future equity issuance; and
    . our consolidated trailing four quarter EBITDA must meet specified levels ($4 million at March 31, 2000, $12 million at June 30, 2000, $18 million at September 30, 2000 and $30 million thereafter).

At December 31, 1999, there were no outstanding borrowings under the credit facility.

    We believe our cash and equivalents, as well as cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and also for a longer-term basis.

We plan to focus on internal growth for the foreseeable future as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives which we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We can not assure you that we will be successful in raising the cash required to complete all acquisition opportunities which we may pursue in the future.

    We are subject to the impact of foreign currency fluctuations, specifically that of the British pound, German mark and French franc. To date, changes in the exchange rates of the British pound, German mark and French franc have not had a material impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. We do not expect the introduction of the Euro to have a material impact on our operations or cash flows in the near term. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand our services in Europe.


Effect of Inflation

    Because of the relatively low level of inflation experienced in the United States and Europe, inflation did not have a material impact on our consolidated results of operations for 1999, 1998, or 1997.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------

    We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the fair value of our debt caused by changes in the interest rates. We are subject to foreign currency exchange rate risk related to our international operations. We do not currently engage in hedging or other market risk management tools.

    Long-Term Debt Exposure

    For purposes of quantifying our potential loss in fair value of our long-term fixed rate debt due to changes in interest rates, we used a sensitivity analysis model. While there is exposure related to the fair market value of our fixed rate debt, we believe that changes in market interest rates over the next year would not materially impact our earnings or cash flows. The weighted average maturity of all outstanding long-term fixed rate debt as of December 31, 1999 is two years. To determine potential changes in the fair value of our fixed rate long-term debt, we assumed a hypothetical 150 basis point increase/decrease to all interest rates on our outstanding long-term debt at December 31, 1999. If interest rates change as hypothetically assumed, the fair value of our debt will change as follows (in thousands):



                                                                        Fair Value with       Fair Value with
                                    Carrying Amount    Fair Value       150 Basis Point       150 Basis Point
                                   December 31, 1999       (1)           Increase (2)          Decrease (2)
                                  ------------------   -----------     -----------------     ----------------
Long-term debt (fixed rate)......    $1,155           $1,108              $1,039                 $1,183

(1) Fair Value is calculated using the discounted cash flows method.
(2) Basis point change is assumed on all interest rates of outstanding debt.

    Foreign Currency Exchange Rate Exposure

    Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 1999. Our material exposures to foreign exchange rate fluctuations on continuing operations are the French franc, British pound and German mark. Approximately 52%, 31% and 17% of our 1999 international operations were conducted in France, the United Kingdom and Germany, respectively. The amounts below represent the impact of all exchange rates on our total assets, liabilities and revenues.


                                          10% Decrease in
                                               value
                       Balance at             of Local
                       December 31,          Currencies to
                          1999               U.S. Dollar
                      ------------       -------------------

    Assets..........     $233,264             $224,404
    Liabilities.....     $ 87,511             $ 79,072
    Revenue.........     $344,655             $331,605

    The following chart illustrates the impact on the fair value of all of our long-term fixed rate debt assuming 10% fluctuations in all of our foreign exchange rates (in thousands):

                                                           Fair Value with             Fair Value with
                                                           10% increase in             10% decrease in
                                   Fair Value              strength of U.S.            strength of U.S.
                                December 31, 1999         dollar to foreign           dollar to foreign
                             -----------------------  --------------------------  --------------------------
    Long-term debt (fixed rate)      $1,108                      $1,007                      $1,231

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------


                         INDEX TO FINANCIAL STATEMENTS


Ventiv Health, Inc.
Consolidated Financial Statements                                         Page


Report of Independent Public Accountants................................   23

Consolidated Balance Sheet as of December 31, 1999 and 1998.............   24

Consolidated Statement of Income for the years ended December
  31, 1999, 1998 and 1997...............................................   25

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
  for the period from September 27, 1999 to December 31, 1999...........   26

Consolidated Statement of Cash Flows for the years ended December
  31, 1999, 1998 and 1997...............................................   27

Notes to Consolidated Financial Statements..............................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ventiv Health, Inc.:

  We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. (the "Company"), as defined in Note 1 to the consolidated financial statements, as of December 31, 1999 and 1998, the related consolidated statements of income and cash flows for each of the years in the three year period ended December 31, 1999, and the related consolidated statement of stockholders' equity and comprehensive loss for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventiv Health, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                  ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                      December 31,
                                                                               ---------------------------
                                                                                    1999          1998
                                                                               --------------  -----------

                                   ASSETS
Current assets:
  Cash and equivalents.......................................................       $ 37,627      $ 25,664
  Marketable securities......................................................          1,898            --
  Accounts receivable, net of allowance for doubtful accounts of
    $2,517 and $2,971 at December 31, 1999 and 1998,
    respectively.............................................................         51,158        43,521
  Unbilled services..........................................................         13,430        15,212
  Current portion of deferred tax asset......................................             --           683
  Other current assets.......................................................          7,568        10,369
                                                                                    --------      --------
     Total current assets....................................................        111,681        95,449
                                                                                    --------      --------
Property and equipment, net..................................................         14,742        10,028
Goodwill and other intangible assets, net....................................         95,816        80,728
Deferred tax asset...........................................................          9,732         3,414
Deposits and other assets....................................................          1,293         4,025
                                                                                    --------      --------
     Total assets............................................................       $233,264      $193,644
                                                                                    ========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Lines of credit............................................................       $     36      $    198
  Current maturities of long-term debt.......................................             55            --
  Accrued payroll............................................................         18,082        13,989
  Accounts payable...........................................................          8,801         5,791
  Accrued expenses...........................................................         26,971        40,613
  Client advances............................................................          4,346         1,965
  Unearned revenue...........................................................         28,060         8,446
                                                                                    --------      --------
     Total current liabilities...............................................         86,351        71,002
                                                                                    --------      --------
Long-term debt...............................................................          1,155         1,473
Other liabilities............................................................              5         1,442
Commitments and contingencies
Investments and advances from Snyder.........................................             --       119,727
Stockholders' Equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none issued and
 outstanding at December 31, 1999, respectively..............................             --            --
Common stock, $.001 par value, 50,000 shares authorized; 25,231 shares
 issued and outstanding at December 31, 1999.................................             25            --

Additional paid-in-capital...................................................        176,495            --
Deferred compensation........................................................         (4,219)           --
Treasury stock, at cost, 494 shares at December 31, 1999.....................         (4,307)           --
Accumulated other comprehensive loss.........................................         (2,401)           --
Retained deficit.............................................................        (19,840)           --
                                                                                    --------      --------
     Total stockholders' equity..............................................        145,753            --
                                                                                    --------      --------
     Total liabilities and stockholders' equity..............................       $233,264      $193,644
                                                                                    ========      ========

The accompanying notes are an integral part of this consolidated balance sheet.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                        CONSOLIDATED STATEMENT OF INCOME
                    (in thousands, except per share amounts)



                                                                          For the Years Ended December 31,
                                                                      ----------------------------------------
                                                                          1999          1998          1997
                                                                      ------------  ------------  ------------

Revenues............................................................     $344,655      $321,500      $208,967
Operating expenses:
  Cost of services..................................................      295,296       236,047       156,346
  Selling, general and administrative expenses......................       47,426        43,029        32,787
  Non-recurring costs...............................................       10,054        27,664        25,569
                                                                         --------      --------      --------
Income (loss) from operations.......................................       (8,121)       14,760        (5,735)
Interest expense....................................................         (405)       (2,315)       (1,617)
Investment income...................................................        1,080         1,850           568
                                                                         --------      --------      --------
Income (loss) from operations before income taxes...................       (7,446)       14,295        (6,784)
Income tax (benefit) provision......................................         (653)       12,849         1,934
                                                                         --------      --------      --------
Net income (loss)...................................................     $ (6,793)     $  1,446      $ (8,718)
                                                                         ========      ========      ========

Net income (loss) per share data:
  Basic and diluted net income (loss) per share.....................       $(0.28)        $0.06        $(0.37)
                                                                         ========      ========      ========

  Shares used in computing net income (loss) per
    Share...........................................................       23,907        23,715        23,715
                                                                         ========      ========      ========


 The accompanying notes are an integral part of this consolidated statement of income.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (in thousands)



                                             Common     Common     Additional
                                             Stock      Stock       Paid-in         Retained       Deferred          Treasury
                                             Shares    Par Value     Capital         Deficit     Compensation         Stock
                                            --------   ---------   -----------     ----------   ---------------     ----------
Balance at September 27, 1999............        --    $     --       $    --       $      --       $       --       $      --

Capital contribution.....................    23,704          24       164,660         (11,289)              --              --

Net loss.................................        --          --            --          (8,551)              --              --

Restricted stock - deferred
 compensation............................       832           1         6,599              --           (4,219)             --

Issuance of shares to former owners
 of PromoTech............................       695          --         5,736              --               --              --
Loan to officer for purchase of stock....        --          --          (500)             --               --              --

Purchase of treasury shares..............        --          --            --              --               --          (4,307)

Foreign currency translation
 adjustment..............................        --          --            --              --               --              --

Unrealized loss on marketable
 securities..............................        --          --            --              --               --              --
                                            -------      ------      --------       ---------         --------         -------
Balance at December 31, 1999.............    25,231         $25      $176,495       $ (19,840)        $ (4,219)        $(4,307)
                                            =======      ======      ========       =========         ========         =======

                                              Accumulated
                                                 Other
                                             Comprehensive               Comprehensive
                                                 Loss          Total          Loss
                                             -------------   ---------   -------------
Balance at September 27, 1999............    $         --     $     --     $      --

Capital contribution.....................          (1,269)     152,126         1,758

Net loss.................................              --       (8,551)       (8,551)

Restricted stock - deferred
 compensation............................              --        2,381            --

Issuance of shares to former owners
 of PromoTech............................              --        5,736            --
Loan to officer for purchase of stock....              --         (500)           --

Purchase of treasury shares..............              --       (4,307)           --

Foreign currency translation
 adjustment..............................          (1,020)      (1,020)       (1,020)

Unrealized loss on marketable
 securities..............................            (112)        (112)         (112)
                                                  -------     --------      --------
Balance at December 31, 1999.............         $(2,401)    $145,753      $ (7,925)
                                                  =======     ========      ========

The accompanying notes are an integral part of this consolidated statement of equity and comprehensive loss.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                                          For the Years Ended
                                                                                                    -------------------------------
                                                                                                             December 31,
                                                                                                    -------------------------------
                                                                                                      1999       1998       1997
                                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss)...............................................................................  $ (6,793)  $  1,446   $ (8,718)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization.................................................................     8,170      5,359      2,169
    Non-cash expense for stock issuances..........................................................     5,736         --         --
    Non-cash expense for restricted stock and option vesting......................................     2,381      2,173         --
    Deferred taxes................................................................................    (5,635)     1,324     (3,914)
    Loss on disposal of assets....................................................................     1,023        151        371
    Other noncash amounts.........................................................................        --        126       (934)
  Changes in assets and liabilities:
    Accounts receivable, net......................................................................    (6,360)    (1,040)    (7,043)
    Unbilled services.............................................................................     1,948     (8,443)    (3,074)
    Deposits and other assets.....................................................................     2,733     (3,533)    (1,066)
    Other current assets..........................................................................     3,059       (813)     1,314
    Accrued payroll, accounts payable and accrued expenses........................................   (12,837)     8,599     16,385
    Client advances...............................................................................       413      1,965         --
    Unearned revenue..............................................................................    19,573     (8,535)     2,586
                                                                                                    --------   --------   --------
      Net cash provided by (used in) operating activities.........................................    13,411     (1,221)    (1,924)
                                                                                                    --------   --------   --------
Cash flows from investing activities:
  Cash on hand at acquired businesses.............................................................     2,916      6,083        452
  Purchase of subsidiaries........................................................................    (1,134)   (10,386)        --
  Purchase of property and equipment..............................................................    (8,654)    (4,916)    (2,127)
  Proceeds from sale of equipment.................................................................        --        780        184
  Net (purchases) sales of marketable securities..................................................    (2,010)     1,262      2,274
  Purchase of license agreements..................................................................    (3,012)       (13)    (4,359)
                                                                                                    --------   --------   --------
      Net cash used in investing activities.......................................................   (11,894)    (7,190)    (3,576)
                                                                                                    --------   --------   --------
Cash flows from financing activities:
  Net repayment of long-term debt.................................................................    (1,697)    (4,210)    (1,838)
  Loan to officer for purchase of stock...........................................................      (500)        --         --
  Purchase of treasury stock......................................................................    (4,307)        --         --
  Redemption of mandatorily redeemable preferred stock............................................        --         --     (2,147)
  Net (repayments) borrowing on lines of credit...................................................      (162)   (22,707)    20,603
  Loans provided by related parties...............................................................        --         --     10,000
  Payment of related party loans..................................................................        --         --    (10,000)
  Investments and advances from Snyder............................................................    18,211     42,753       (167)
                                                                                                    --------   --------   --------
      Net cash provided by financing activities...................................................    11,545     15,836     16,451
                                                                                                    --------   --------   --------
Effect of exchange rate changes...................................................................    (1,099)       199       (177)
Net increase in cash and equivalents..............................................................    11,963      7,624     10,774
Cash and equivalents, beginning of period.........................................................    25,664     18,040      7,266
                                                                                                    --------   --------   --------
Cash and equivalents, end of period...............................................................  $ 37,627   $ 25,664   $ 18,040
                                                                                                    ========   ========   ========
Disclosure of supplemental cash flow information:
  Cash paid for interest..........................................................................  $    384   $  1,526   $    899
  Cash paid for income taxes......................................................................     7,256      2,542      1,550
Disclosure of noncash activities:
  Businesses acquired with Snyder stock...........................................................  $ 16,336   $ 64,546   $ 13,320

 The accompanying notes are an integral part of this consolidated statement of cash flows.

                              VENTIV HEALTH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation and Business:

  Organization

  Snyder Communications, Inc. ("Snyder"), a Delaware corporation, was incorporated on June 25, 1996, to continue the business operations of Collegiate Marketing and Communications, L.P. Snyder completed an initial public offering of its common stock on September 24, 1996. The business currently conducted by Ventiv Health, Inc. ("Ventiv") was created in 1997 by Snyder in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming the pharmaceutical sales and marketing services business in 1997, Snyder completed a series of acquisitions that expanded both the scope of services and geographic presence of Ventiv.

  On June 22, 1999, the Board of Directors of Snyder approved a plan to effect the distribution (the "Distribution") of Snyder's healthcare marketing services business to existing stockholders. Snyder contributed its healthcare marketing services business in the third quarter of 1999 to a newly formed subsidiary, Ventiv Health, Inc. Snyder consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of Ventiv Health, Inc. for every three shares of Snyder common stock. As a result of the Distribution, Ventiv became an independent, publicly traded corporation.

  Basis of Presentation

  The operations of Ventiv Health, Inc. consist principally of the healthcare sales, healthcare market research and strategic planning, and healthcare educational communications services formerly conducted by the healthcare marketing services operating group of Snyder.

  The consolidated financial statements present the financial position, results of operations and cash flows of Snyder's healthcare marketing services business, referred to herein as "Ventiv", "Ventiv Health" or the "Company", as if it were formed as a separate entity of Snyder for all periods presented. Snyder's historical basis in the assets and liabilities of the Company has been carried over to the consolidated financial statements. All expenses reflected in the consolidated financial statements are costs specifically identified to the Company. It is not practicable to estimate costs that would have been incurred by the Company if it had been operated on a stand-alone basis.

  Throughout 1998 and 1997, acquisitions were completed by Ventiv that were accounted for as poolings of interests for financial reporting purposes. During 1999, 1998 and 1997, several additional acquisitions were made that have been accounted for as purchase business combinations. The companies with which Ventiv has entered into mergers accounted for as poolings of interests for financial reporting purposes will be collectively referred to as the "Pooled Entities," and their mergers will be referred to herein as the "Acquisitions." The accompanying consolidated financial statements have been retroactively restated to reflect the consolidated financial position and consolidated results of operations and cash flows of the Company and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the Acquisitions as if they had occurred at the beginning of the earliest period presented.

  Changes in the investments and advances from Snyder represent the net income
(loss) of the Company, the comprehensive income (loss) of the Company, the net change in cash transferred between the Company and Snyder (or previous owners with respect to the Pooled Entities prior to their merger with Snyder) and the effect of businesses acquired by Snyder in purchase transactions and contributed to Ventiv Health.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  An analysis of the investments and advances from Snyder for the years ended December 31, 1997 and 1998, and the period January 1, 1999 to September 27, 1999 is as follows (in thousands):


  Balance, December 31, 1996............................        $   4,697
     Net loss...........................................           (8,718)
     Comprehensive income...............................              152
     Noncash transfers from Snyder......................           13,320
     Cash transfers from Snyder, net....................              920
                                                                ---------
  Balance, December 31, 1997............................           10,371
                                                                ---------
     Net income.........................................            1,446
     Comprehensive income...............................              611
     Noncash transfers from Snyder......................           64,546
     Cash transfers from Snyder, net....................           42,753
                                                                ---------
  Balance, December 31, 1998............................          119,727
                                                                ---------
     Net loss, excluding $2.1 million recapitalization
      costs.............................................            1,758

     Comprehensive loss.................................           (2,232)
     Noncash transfers from Snyder......................           16,336
     Cash transfers from Snyder, net....................           16,537
     Contribution of healthcare marketing services
        group by Snyder to Ventiv.......................         (152,126)
                                                                 ---------
  Balance, September 27, 1999...........................        $       --
                                                                 ---------

  Subsequent to the Distribution, amounts owed to Snyder Communications by Ventiv are recorded as due to Snyder Communications. All outstanding amounts are required to be repaid monthly pursuant to an interim services agreement. As of December 31, 1999, $662,000 due to Snyder Communications is included in accrued expenses on the accompanying consolidated balance sheet.

  Business

  The Company provides integrated marketing services for its clients, primarily pharmaceutical companies. The Company's operations are conducted throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany and Hungary.

  The Company's services are designed to establish and monitor strategic marketing plans, to provide face-to-face interaction with physicians and to conduct educational research and communication services. During 1998 and 1997, Snyder issued 6,475,105 and 4,035,184 shares, respectively, in pooling of interests transactions with companies in the healthcare marketing services industry. Of the total shares issued in pooling of interests transactions, 1,318,798 were to Health Products Research, 6,008,210 were to companies which became part of Ventiv's Contract Sales Group, and 3,183,281 were to companies which became part of Ventiv's Healthcare Communications Group.

  The Company further expanded the size and geographic presence of its Contract Sales Group with the purchase of Halliday Jones Sales Ltd. which was valued at $19.4 million including 425,478 Snyder shares issued in August 1997 and with the purchases of Healthcare Promotions, LLC which was valued at $23.7 million including 584,951 Snyder shares issued and CLI Pharma S.A. which was valued at $30.7 million including 576,078 Snyder shares issued in the first quarter of 1998. We also increased the scope of services offered by the Healthcare Communications Group with the purchase of PromoTech Research Associates, Inc. which was valued at $16.3 million including 583,431 Snyder shares issued in March 1999.

    Health Products Research designs and monitors product launches and sales strategies with our proprietary programs to maximize asset utilization and return on investment for pharmaceutical and other life sciences companies. The Healthcare Communications Group provides educational programs to physicians and other healthcare professionals. The Contract Sales Group implements and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of the Company's largest clients utilize the services of more than one of our operating groups.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The following details revenues and net income (loss) for each of the years ended December 31, 1999, 1998 and 1997 of the Company and the Pooled Entities through the dates of their respective Acquisitions:


                                        For the Years Ended December 31,
                                    ----------------------------------------
                                        1999          1998          1997
                                    ------------  ------------  ------------
                                                (in thousands)
Revenues:
  The Company.....................     $344,655      $270,323      $ 60,124
  Pooled Entities.................           --        51,177       148,843
                                       --------      --------      --------
                                       $344,655      $321,500      $208,967
                                       ========      ========      ========
Net income (loss):
  The Company.....................     $ (6,793)     $  5,933      $  1,987
  Pooled Entities.................           --        (4,487)      (10,705)
                                       --------      --------      --------
                                       $ (6,793)     $  1,446      $ (8,718)
                                       ========      ========      ========

  During 1999, the Company completed the acquisition of PromoTech Research Associates, Inc. ("PromoTech") (March 25, 1999). The total consideration paid was $16.3 million and consisted of 583,431 shares of Snyder common stock. This purchase business combination has resulted in additional goodwill of $17.5 million. During 1998, the Company completed purchase business combinations, including CLI Pharma S.A. ("CLI Pharma") (March 25, 1998) and Healthcare Promotions, LLC ("HCP") (February 13, 1998), for total consideration paid of approximately $64.0 million (1,211,029 shares of Snyder common stock and $4.3 million in net cash). Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                                         For the Years Ended
                                                                      -------------------------
                                                                            December 31,
                                                                      -------------------------
                                                                          1999         1998
                                                                      ------------  -----------
                                                                             (unaudited)
                                                                        (in thousands, except
                                                                           per share data)
  Pro forma revenues................................................     $346,582      $335,628
  Pro forma net income (loss).......................................       (6,499)        2,113
  Pro forma basic and diluted net income (loss) per
    share...........................................................        (0.27)         0.09

  The Company's other purchase business combinations are immaterial to the consolidated financial statements.

  Net Income (Loss) Per Share

  The Company has applied Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period for periods prior to the Distribution, the number of shares used to calculate net income (loss) per share is equal to the number of shares of Ventiv common stock that were issued upon the Distribution. From the date of the Distribution through December 31, 1999, the number of shares used to calculate net income (loss) per share is based on the actual number of shares of Ventiv common stock outstanding. Basic and diluted EPS are the same from the date of the earliest period presented through the date of the Distribution as there were no Ventiv options granted until the date of the Distribution.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Business Considerations

  There are important risks associated with the Company's business and financial results. These risks include (i) the Company's reliance on significant clients;
(ii) the Company's ability to sustain and manage future growth; (iii) the Company's ability to manage and successfully integrate the businesses it has acquired and may acquire in the future; (iv) the Company's ability to successfully manage its international operations; (v) the potential adverse effects of fluctuations in foreign exchange rates; (vi) the Company's dependence on industry trends toward outsourcing of marketing services in the pharmaceutical industry; (vii) the risks associated with the Company's reliance on technology and the risk of business interruption resulting from a temporary or permanent loss of such technology; (viii) government regulation of the pharmaceutical industry; (ix) the Company's ability to recruit and retain qualified personnel; and (x) lack of operating history as an independent company.


2. Significant Clients:

    The Company had two clients that represented 8.2% and 14.2%, respectively, of total revenue for the year ended December 31, 1999, 13.9% and 10.4% for the year ended December 31, 1998, and 12.0% and 12.7% for the year ended
December 31, 1997.


3. Summary of Significant Accounting Policies:

    Cash and Equivalents

    Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.


    Marketable Securities

    The Company's securities classified as "available-for-sale" are reported at market value. Unrealized gains and losses from securities "available-for-sale" are reported as comprehensive loss and included as a component of investments and advances from Snyder from the date of the earliest period presented through the date of the Distribution and as a component of stockholders' equity and comprehensive income (loss) at December 31, 1999.


    Property and Equipment

    Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to ten years; computer equipment over two to four years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements.

    When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Revenue Recognition

    On pharmaceutical detailing contracts, the Company recognizes revenue and associated costs when services have been performed. For strategic consulting services, the Company recognizes revenues and associated costs as services are performed on behalf of clients. For educational programs and live events, revenue is recognized at time of the event or upon completion of the program for our client. Unbilled services represent revenues earned on contracts but billed in a subsequent accounting period. Unearned revenue represents billings or client payments made in advance of services performed. Client advances represent amounts received to be disbursed to third parties for payment on behalf of clients.

    Goodwill and Other Intangible Assets

    Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets purchased has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of fifteen to thirty years.

    The costs of licenses to market pharmaceutical products and contractual covenants are amortized on a straight-line basis over the term of the related agreements, which are ten to fifteen years and four years, respectively.

    When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required.

    Income Taxes

    Prior to their merger with Ventiv, certain of the U.S.-based Pooled Entities were treated as S corporations or limited liability companies for income tax purposes. Accordingly, no provision for federal or state income taxes, except in certain states that do not recognize S corporations or limited liability companies, has been made for these entities through the date of their mergers with the Company in the accompanying consolidated financial statements.

    The Company's subsidiaries with operations in the U.K., France and Germany pay taxes in their respective countries, on a corporate level similar to a C corporation in the U.S.

    Pro Forma Net Income (Loss) Data (Unaudited)

    The following unaudited pro forma net income (loss) amounts include a provision for federal and state income taxes as if the Company had been a taxable C corporation for all periods presented. The pro forma income tax rate on the Company's recurring operations reflects the combined federal, state and foreign income taxes of approximately 85.9%, 41.0% and 48.8%, for the years ended December 31, 1999, 1998 and 1997, respectively. The pro forma income tax rates in the table below differ from the pro forma income tax rates on the Company's recurring operations due to the nondeductibility of certain of the non-recurring costs.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The table below presents this pro forma calculation of net income (loss) (unaudited):

                                                                   For the Years Ended December 31,
                                                                ---------------------------------------
                                                                     1999          1998        1997
                                                                --------------  ----------  -----------
                                                                            (in thousands)
  Pro forma net income (loss)
    data (unaudited):
  Income (loss) from operations before income taxes...........        $(7,446)     $14,295    $ (6,784)
  Pro forma (benefit) provision for income taxes..............           (653)      12,849       3,916
                                                                      -------      -------    --------
  Pro forma adjusted net income (loss)........................        $(6,793)     $ 1,446    $(10,700)
                                                                      =======      =======    ========

    Foreign Currency Translations

    Assets and liabilities of the Company's international operations are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average exchange rate during the period. Foreign currency translation adjustments are reported as comprehensive income (loss) and included as a component of investments and advances from Snyder from the date of the earliest period presented through the date of the Distribution and as a component of equity and comprehensive income at December 31, 1999.

    Estimates and Assumptions

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, marketable securities, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate.

    Concentration of Credit Risk

    Concentration of credit risk is limited to cash and equivalents, marketable securities, accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with customers in the pharmaceutical industry. The Company does not require collateral or other security to support clients' receivables.

    New Accounting Pronouncements

    During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Included within accumulated other comprehensive income are the cumulative amounts for foreign currency translation adjustments and unrealized gains and losses on marketable securities. The cumulative foreign currency translation adjustment was $2.3 million and $0.9 million as December 31, 1999 and 1998, respectively. There was $0.1 million cumulative unrealized loss on marketable securities as of December 31, 1999.

    During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information." The Company's management

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

considers its business to be a single reportable segment--the providing of integrated marketing and sales services to pharmaceutical and life sciences companies. The Company's foreign operations are disclosed in Note 14.

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999, the FASB deferred the effective date. The Company believes that the adoption of SFAS No. 133 will not have a significant impact on its consolidated financial statements.

    Accounting for Stock Options

    The Company accounts for its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net income and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") appears in Note 10.


4.   Marketable Securities:

    The unrealized gains and losses and market values of the Company's available-for-sale securities as of December 31, 1999, are summarized as follows (in thousands).


                                                Amortized   Unrealized  Unrealized     Market
                                                ----------  ----------  -----------  ----------
                                                   Cost       Gains       Losses       Value
                                                ----------  ----------  -----------  ----------

Available for sale:
        Mortgage backed securities............      $2,010  $      --        $(112)      $1,898
                                                    ======  ==========       =====       ======

  The Company did not have any marketable securities outstanding as of December 31, 1998.

5.   Property and Equipment:

  Property and equipment consist of the following:

                                                  As of December 31,
                                                -----------------------
                                                   1999         1998
                                                -----------  ----------
                                                    (in thousands)
  Buildings and leasehold improvements........     $ 9,197     $ 5,178
  Computers and equipment.....................       8,847       8,465
  Furniture and fixtures......................       3,502       1,331
                                                   -------     -------
                                                    21,546      14,974
  Accumulated depreciation....................      (6,804)     (4,946)
                                                   -------     -------
                                                   $14,742     $10,028
                                                   =======     =======

  Depreciation expense totaled $3.6 million, $2.2 million, and $1.0 million in 1999, 1998 and 1997, respectively.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  Goodwill and Other Intangible Assets:

    Goodwill and other intangible assets consist of the following:

                                                       As of December 31,
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
                                                        (in thousands)
  Goodwill........................................    $ 98,198      $80,436
  License agreements..............................       7,708        6,159
  Contractual covenant and marketing rights.......       1,101        1,112
                                                      --------      -------
                                                       107,007       87,707
  Accumulated amortization........................     (11,191)      (6,979)
                                                      --------      -------
                                                      $ 95,816      $80,728
                                                      ========      =======

  Amortization expense of goodwill and other intangible assets totaled $4.6 million, $3.2 million and $1.2 million in 1999, 1998 and 1997, respectively.


7.   Debt:

     Long-term borrowings

     Long-term borrowings consist of the following:

                                                                                   As of December 31,
                                                                                 ----------------------
                                                                                    1999        1998
                                                                                 -----------  ---------
                                                                                     (in thousands)
   German bank debt, 6.0% weighted average interest rate, due April 2004,
       partially secured by building in Germany................................      $1,170      $1,388
   French bank debt, 10.85% weighted average rate, due August 2002.............          40          85
                                                                                     ------      ------
                                                                                      1,210       1,473
   Current maturities of long-term borrowings..................................         (55)         --
                                                                                     ------      ------
                                                                                     $1,155      $1,473
                                                                                     ======      ======

  The foreign term debt requires certain subsidiaries to meet restrictive covenants concerning net worth and debt service coverage and are secured by the assets of those subsidiaries.

  In addition to the debt listed above, approximately $0.6 million in debt with a weighted average interest rate of 8.6%, primarily classified as current as of December 31, 1996, was paid in full during 1997.

  Future minimum payments as of December 31, 1999, on long-term borrowings, are as follows (in thousands):

  2000............      $   55
  2001............          75
  2002............          75
  2003............          55
  2004............          55
  Thereafter......         895
                        ------
     Total........      $1,210
                        ======

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  Related Party Borrowings

  Related party borrowings as of December 31, 1997, consisted of a $457,000 promissory note payable to a founder of one of the acquired subsidiaries. Interest on the note accrued at 6.0%. The note was repaid in full on September 30, 1998, together with accrued interest of $14,000.

  In accordance with the provisions of its formation agreement and prior to its merger with Ventiv, a subsidiary issued promissory notes to its founder and an investor in the principal amounts of $6.7 million and $10.0 million, respectively. The notes were unsecured, with interest at the prime rate plus 2.0%, and were payable no later than August 1, 1998. The notes were repaid in full on November 25, 1997, together with accrued interest of $0.5 million.

  Lines of Credit

  Lines of credit consist of the following:

                                                                                       As of December 31,
                                                                                       -------------------
                                                                                         1999       1998
                                                                                       ---------  --------
                                                                                          (in thousands)
   French bank line of credit, 8.02% weighted average stated interest rate,
       $4.1 million aggregate borrowing limit, renewable on a monthly basis..........      $  36     $ 198

  On December 1, 1999, the Company obtained a revolving line of credit from a syndicated group of U.S. banks. The facility matures on December 1, 2003 and has a $50 million maximum borrowing limit. Interest is payable at the Company's option of a base rate (defined as the higher of the federal funds rate plus .5% or the prime rate) plus a margin of up to .25% or LIBOR plus a margin ranging from 1.25% to 2%. There were no borrowings outstanding under this line of credit at December 31, 1999.

  The Company maintains various unsecured lines of credit with banking and financial institutions, requiring the consolidated group to meet restrictive covenants concerning net worth and debt service coverage. In aggregate, the Company had lines of credit available for approximately $54 million with interest rates ranging from 7.0% to 9.0% at December 31, 1999.


8.    Income Taxes:

  The Company's income tax provision (benefit) includes the following components:

                                                        For the Years
                                            -------------------------------------
                                                     Ended December 31,
                                            -------------------------------------
                                               1999         1998         1997
                                            -----------  -----------  -----------
                                                       (in thousands)
  Current:
     U.S.--Federal........................     $(1,779)     $ 5,826      $ 2,228
     U.S.--State and city.................        (498)       1,672        1,207
     Foreign..............................         504        4,622        3,078
                                               -------      -------      -------
                                               $(1,773)     $12,120      $ 6,513
                                               -------      -------      -------

  Deferred:
     U.S.--Federal........................     $   578      $   807      $(3,984)
     U.S.--State and city.................         161          260         (766)
     Foreign..............................         381         (338)         171
                                               -------      -------      -------
                                                 1,120          729       (4,579)
                                               -------      -------      -------
     Income tax (benefit) provision.......     $  (653)     $12,849      $ 1,934
                                               =======      =======      =======

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  The provision for taxes on income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                                      For the Years Ended
                                                               ---------------------------------
                                                                         December 31,
                                                               ---------------------------------
                                                                  1999        1998       1997
                                                               ----------  ----------  ---------
  Taxes at statutory U.S. federal income tax rate............       35.0%       35.0%      35.0%
  Losses passed through to owners............................        0.0         0.0       40.9
  State and city income taxes, net of federal tax benefit....        5.3         9.4       (9.4)
  Tax effect of acquired subsidiary reorganization...........        0.0         0.0       (4.4)
  Foreign tax rate differential..............................        4.1         2.1       (5.5)
  Goodwill amortization......................................      (14.6)        3.7       (2.0)
  Non-recurring costs and other permanent differences........      (21.1)       39.7      (83.1)
                                                                   -----        ----     ------
  Effective tax rate.........................................        8.7%       89.9%     (28.5)%
                                                                   =====        ====     ======

  Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 1999 and 1998, temporary differences that give rise to the deferred tax assets and liabilities consist of the following (in thousands):

                                          As of December 31,
                                        -----------------------
                                           1999         1998
                                        -----------  ----------
  Reserve for doubtful accounts.......    $    163     $   724
  Accrued expenses....................       3,685       2,498
  Deferred compensation...............         135         128
  Intangible assets...................      22,063          --
  Tax losses of subsidiaries..........       8,070       3,955
  Other...............................         905         337
                                          --------     -------
  Gross deferred tax assets...........      35,021       7,642
                                          --------     -------
  Property and equipment..............        (274)       (180)
  Deferred revenues...................      (2,023)     (2,868)
  Other...............................      (2,274)       (497)
                                          --------     -------
  Gross deferred tax liabilities......      (4,571)     (3,545)
                                          --------     -------
  Valuation allowance.................     (20,785)         --
                                          --------     -------
  Net deferred tax asset..............    $  9,665     $ 4,097
                                          ========     =======

  Several of the Company's subsidiaries have operating loss tax carryforwards that can be realized only if these subsidiaries generate taxable operating income. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: net operating losses generated between 1997 and 1999 of approximately $20.3 million, of which approximately $9.5 million expires in 2012, approximately $8.8 million expires in 2019 and approximately $2.0 which is not subject to expiration. Management continually assesses whether the Company's deferred tax asset associated with these operating tax loss carryforwards is realizable and believes that the deferred tax asset is realizable at December 31, 1999.

  One of the Company's subsidiaries has certain intangibles and other assets which are depreciable and amortizable for tax purposes and can be realized only if that subsidiary generates sufficient taxable income. At December 31, 1999, management determined that a valuation allowance against the deferred tax asset associated with these intangibles and other assets was required. Management continually assesses whether the Company's deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 1999.

  At December 31, 1999, cumulative undistributed earnings of the Company's foreign subsidiaries was approximately $1.9 million. However, undistributed earnings exist at several of the Company's foreign subsidiaries. No provision for U.S. income taxes or foreign withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   Non-Recurring Costs:

  The Company recorded $10.1 million of non-recurring costs during 1999. These costs include: (a) a $5.7 million non-cash charge related to a payment made to the former owner of PromoTech in the form of 695,304 shares of Ventiv common stock in exchange for the release of any and all claims against Snyder or Ventiv relating to the merger transaction. This consideration was not provided for in the purchase agreement and is not part of the purchase price for accounting purposes; (b) a reduction of $0.8 million in previously recorded acquisition and related costs due to a revision of estimates; (c) a $3.1 million charge for costs necessary to consolidate and integrate certain of Ventiv's acquired operations under the plan initiated during 1998 as discussed below; and (d) $2.1 million of expenses related to restricted stock which was granted to certain key employees of Ventiv. The $2.1 million represents the portion of restricted stock which vested in conjunction with the Distribution.

  The Company recorded $27.7 million in non-recurring costs during 1998. $16.2 million of these costs are related to the consummation of 1998 acquisitions and consist of investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of the Company's acquirees, other professional service fees, transfer taxes and other contractual payments. Also included in the 1998 non-recurring costs is a charge of approximately $10.7 million for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S., the U.K. and France. The Company integrated acquired subsidiaries that provide similar services within the same geographic regions. Approximately nine locations have been combined into four, and the efforts did not have a significant impact on the Company's workforce. The $10.7 million charge consists of approximately $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated are primarily redundant operations and administrative personnel, as well as one underutilized sales team in the United Kingdom. The $3.1 million charge recorded in 1999 consists of $1.8 million in severance and related costs associated with the termination of 23 employees and $1.3 million in consulting services and other costs related to these integration activities. 1998 non-recurring costs also include compensation to stockholders of $0.8 million. Prior to their merger with the Company, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with Ventiv. The excess amount is recorded as non-recurring costs in the periods prior to the acquisitions and the Company records no compensation to stockholders following an acquisition.

  The Company recorded $25.6 million in non-recurring costs during 1997. $8.0 million of these costs relate to the consummation of the 1997 acquisitions and consist primarily of investment banking fees, professional service fees, travel expenses and other contractual payments. Non-recurring costs also include $1.9 million of recapitalization costs associated with one of Ventiv's acquired subsidiaries. These costs consist of investment banking, legal and accounting fees. The recapitalization occurred prior to acquisition of the subsidiary by Ventiv. 1997 non-recurring costs also include $15.7 million in compensation to stockholders.


  The integration activities recorded in 1999 and 1998 were recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  The following table summarizes the activity in the integration activities liability account:



                                      Beginning             Deductions for   Balance at End
                                      ---------             --------------   ---------------
                                       Balance   Additions   Amounts Paid       of Period
                                      ---------  ---------  --------------   ---------------
Year Ended December 31, 1999........   $  7,971    $ 3,064        $ 10,036          $  999
Year Ended December 31, 1998........   $     --    $10,654        $  2,683          $7,971

10.   Stock Incentive Plans:

  In September 1999, concurrent with the Distribution, Ventiv Health, Inc.'s 1999 Stock Incentive Plan ("Stock Plan") became effective. The Stock Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. Ventiv granted options under its Stock Plan to Ventiv employees whose existing Snyder stock options were terminated as a consequence of the Distribution. The Ventiv options granted on the Distribution date had exercise prices equal to the closing price of Ventiv common stock on that date. The aggregate number of shares of Ventiv common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 4.8 million, increased by 17.5% of the number of shares of Ventiv common stock authorized for issuance by Ventiv's Board of Directors following the Distribution.

  The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by Ventiv Health, Inc.'s Board of Directors.

  A summary of the option activity within the Stock Plan, for the year ended December 31, 1999, is as follows:

                                                      Options Outstanding
                                                             1999
                                                     ---------------------
                                                        (in thousands)
Beginning of year                                             --
  Granted..........................................        3,495
  Exercised........................................           --
  Forfeited or expired.............................          (55)
                                                           -----
End of year........................................        3,440
                                                           =====

Exercisable at end of year.........................          396
                                                           =====

                                                       Weighted Average
                                                        Exercise Price
                                                             1999
                                                     --------------------
Beginning of year                                             --
  Granted..........................................        $7.95
  Exercised........................................           --
  Forfeited or expired.............................        $7.94
                                                           -----
End of year........................................        $7.95
                                                           =====

Exercisable at end of year.........................        $7.94
                                                           =====

  The Ventiv options outstanding at December 31, 1999 have exercise prices that range from $5.38 to $8.06. The weighted average remaining contractual life on the options outstanding at December 31, 1999 is 9.32 years.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: risk-free interest rate of 6.36%, expected dividend yield of zero, expected life of 4 years and expected volatility of 50%.

  The weighted average option fair value on the grant date was $3.68 for options issued from the date of the Distribution through December 31, 1999.

  If Ventiv had recorded compensation expense from the date of the Distribution through December 31, 1999, using the fair value based method prescribed by SFAS No. 123, Ventiv's 1999 pro forma net income, which reflects a pro forma adjustment for income taxes, would have been reduced to the following as adjusted amounts:

                                                             As of December 31, 1999
                                                            --------------------------
                                                             (in thousands except per
                                                              share data, unaudited)
Pro forma net income (loss):
  As reported.............................................             $(6,793)
  As adjusted.............................................              (7,308)
Pro forma basic net income (loss) per share:
  As reported.............................................               (0.28)
  As adjusted.............................................               (0.31)
Pro forma diluted net income (loss) per share:
  As reported.............................................               (0.28)
  As adjusted.............................................               (0.31)

  During 1999, the Company granted 831,502 Restricted Shares of Ventiv common stock at a purchase price of $0.001, to certain employees. 269,608 of the shares vested immediately following the Distribution with the remaining Restricted Shares vesting ratably over the four years following the grant date. During 1999, the Company recognized $2.4 million in expense related to these Restricted Shares, $2.1 million of which is due to the vesting of Restricted Shares which occurred immediately following the Distribution.

11.   Pension and Profit-Sharing Plans:

  Snyder and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs incurred by the Company related to these plans amounted to approximately $1.0 million, $0.8 million and $0.2 million for 1999, 1998 and 1997, respectively.

12.   Leases:

  The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for these operating leases at December 31, 1999 (in thousands):

Years Ending December 31,
  2000.................................   $ 7,111
  2001.................................     4,463
  2002.................................     3,244
  2003.................................     2,968
  2004.................................     2,742
  Thereafter...........................    12,406
                                          -------
  Total minimum lease payments.........   $32,934
                                          =======

  Rental expense for all operating leases was approximately $9.3 million, $8.2 million and $8.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                              VENTIV HEALTH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   Commitments and Contingencies:

  The Company has entered into employment agreements with certain key executives and consulting agreements with certain former executives that call for guaranteed minimum salaries and bonuses for varying terms.

  The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

14.   Related Parties:

  The Company receives certain administrative services, under an interim services agreement with Snyder Communications, Inc. Certain directors of the company are also directors of Snyder Communications, Inc. The balance owed to Snyder Communications, Inc. at December 31, 1999 is approximately $0.6 million. No interest is being paid on outstanding amounts.

15. Geographical Data:

  The Company has operations in the United States, as well as the more mature markets of Western Europe, which include the United Kingdom, France and Germany.

                                  1999         1998         1997
                               -----------  -----------  -----------
Revenues:
     United States...........     $214,395     $175,840     $118,293
     Western Europe..........      130,260      145,660       90,674
                                  --------     --------     --------
        Total................     $344,655     $321,500     $208,967
                                  ========     ========     ========

16.   Selected Quarterly Financial Data (unaudited, in thousands):

  The following table summarizes financial data by quarter for the Company for 1999 and 1998.

                                                                           1999 Quarter Ended
                                                   -------------------------------------------------------------------
                                                    March 31     June 30    September 30    December 31      Total
                                                   -----------  ---------  --------------  -------------  ------------
  Revenues.......................................     $86,939     $94,320       $ 72,900        $90,496      $344,655
  Gross profit...................................      19,659      23,456          1,005          5,239        49,359
  Net income (loss)..............................       5,090       7,549        (12,981)        (6,451)       (6,793)
  Net income (loss) per share (diluted)..........        0.21        0.32          (0.55)         (0.26)        (0.28)

                                                                           1998 Quarter Ended
                                                   ----------
                                                    March 31     June 30   September 30    December 31       Total
                                                   ----------   ---------  -------------   ------------   -----------
  Revenues.......................................     $67,356     $83,957       $ 80,232        $89,955      $321,500
  Gross profit...................................      18,193      23,443         20,091         23,726        85,453
  Net income (loss)..............................      (4,052)      6,670         (3,771)         2,599         1,446
  Net income (loss) per share (diluted)..........       (0.17)       0.28          (0.16)          0.11          0.06

  Pro forma amounts which include a provision for federal, foreign and state income taxes as if the Company had been a taxable C corporation for all periods presented are not presented in this table as no difference exists between the pro forma net income (loss) and net income (loss) for the years ended December 31, 1999 and 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ventiv Health, Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Ventiv Health, Inc. (the "Company"), as defined in Note 1 to the consolidated financial statements, included in this Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II Valuation and Qualifying Accounts included in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                  ARTHUR ANDERSEN LLP

Vienna, Virginia
February 18, 2000

                              VENTIV HEALTH, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (in thousands)


                                                                  Deductions from
                                                   Additions        Reserve for
                                 Balance at       Charged to        Purpose for
                                Beginning of       Cost and        Which Reserve      Translation    Balance at End
                                    Year            Expense         was Created        Adjustment        of Year
                                ------------      ------------    ---------------    -------------   --------------
1999 allowance for doubtful
 accounts....................         $2,971         $   1,198       $     1,554         $    (98)        $  2,517
1998 allowance for doubtful
 accounts....................          3,924             1,162             2,118                3            2,971
1997 allowance for doubtful
 accounts....................            510             3,717               296               (7)           3,924

                                                                 Deductions from
                                                   Additions       Reserve for
                                 Balance at       Charged to       Purpose for
                                Beginning of       Cost and       Which Reserve       Translation    Balance at End
                                    Year            Expense        was Created         Adjustment        of Year
                                ------------      ------------    ---------------    -------------   --------------
1999 accrual for
integration activities.......        $ 7,971           $ 3,064           $10,036        $      --       $      999
1998 accrual for
integration activities.......             --            10,654             2,683               --            7,971
1997 accrual for
integration activities.......             --                --                --               --               --

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

  The information contained in Ventiv's Proxy Statement under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation.
          ----------------------

  The information contained in Ventiv's Proxy Statement under the section entitled "Executive Compensation" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings of "Report of the Board of Directors of Ventiv Health, Inc. on Executive Compensation" and "Stockholder Return Performance Graph" is not incorporated herein by reference and is not deemed "filed" as part of this filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

  The information contained in Ventiv's proxy statement under the section entitled "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

  The information contained in Ventiv's Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a) 1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

        Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997
        Consolidated Statement of Equity and Comprehensive Income for the period from September 27, 1999 to December 31, 1999
        Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements

    2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

        Schedule II - Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

    3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

        Exhibit                          Description                                          Page
        -------                          -----------                                          -----
          3.1  Amended and Restated certificate of Incorporation of Ventiv Health, Inc. (filed as
               Exhibit 3.1 to the Registrant's Form 10 (File No. 001-15125) filed with the
               Securities and Exchange Commission under the Securities Act of 1934, as amended).*
          3.2  By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10
               (File No. 001-15125) filed with the Securities and Exchange Commission under the
               Securities Act of 1934, as amended).*
          4.1  Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as
               Exhibit 4.1 to the Registrant's Form 10 (File No. 001-15125) filed with the
               Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.1  Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health,
               Inc. (filed as Exhibit 10.1 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.2  Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health,
               Inc. (filed as Exhibit 10.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.3  Form of Interim Services Agreement between Snyder Communications, Inc. and Ventiv
               Health, Inc. (filed as Exhibit 10.3 to the Registrant's Form 10 (File No. 001-15125)
               filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.4  Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit 10.4 to the
               Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
               Commission under the Securities Act of 1934, as amended).*


        Exhibit                               Description                                                    Page
        -------                               -----------                                                    ----
         10.5      Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder
                   Communications, Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No.
                   001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.6      Employment Agreement, dated February 13, 1999 by and between Dr. Robert Brown and
                   Health Products Research, Inc. (filed as Exhibit 10.6 to the Registrant's Form 10
                   (File No. 001-15125) filed with the Securities and Exchange Commission under the
                   Securities Act of 1934, as amended).*
         10.7      Employment Agreement, dated February 13, 1998 by and between William Pollock and
                   Healthcare Promotions, LLC (filed as Exhibit 10.9 to the Registrant's Form 10
                   (File No. 001-15125) filed with the Securities and Exchange Commission under the
                   Securities Act of 1934, as amended).*
         10.8      Employment Agreement, dated August 18, 1999 by and between Gregory S. Patrick and
                   Ventiv Health, Inc. (filed as Exhibit 10.10 to the Registrant's Form 10 (File No.
                   001-15125) filed with the Securities and Exchange Commission under the Securities
                   Act of 1934, as amended).*
         10.9      Credit Agreement, dated December 1, 1999, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., the lenders named therein and Bank of America, N.A.
         21.1      Subsidiaries of Ventiv Health, Inc. (filed as Exhibit 21.1 to the Registrant's Form
                   10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
                   Securities Act of 1934, as amended).*
           23      Consent of Arthur Andersen LLP.
           27      Financial Date Schedule
                   *  Incorporated by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            VENTIV HEALTH, INC.

Date: March 30, 2000        By: /s/ Gregory S. Patrick
                               ---------------------------------------
                               Gregory S. Patrick
                               Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 30, 2000       By: /s/ Daniel M. Snyder
                               ----------------------------------------
                               Daniel M. Snyder
                               Co-Chairperson of the Board

Date:  March 30, 2000       By: /s/ Michele D. Snyder
                               ----------------------------------------
                               Michele D. Snyder
                               Co-Chairperson of the Board

Date:  March 30, 2000       By: /s/ Eran Broshy
                               ----------------------------------------
                               Eran Broshy
                               Chief Executive Officer and Director
                               (Principal Executive Officer)

Date:  March 30, 2000       By: /s/ Gregory S. Patrick
                               ----------------------------------------
                               Gregory S. Patrick
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Date:  March 30, 2000       By: /s/ Mortimer B. Zuckerman
                               ----------------------------------------
                               Mortimer B. Zuckerman
                               Director

Date:  March 30, 2000       By: /s/ Fred Drasner
                               -----------------------------------------
                               Fred Drasner
                               Director

Date:  March 30, 2000       By: /s/ A. Clayton Perfall
                               -----------------------------------------
                               A. Clayton Perfall
                               Director

Date:  March 30, 2000       By: /s/ Donald Conklin
                               -----------------------------------------
                               Donald Conklin
                               Director

        Exhibit                          Description                                                    Page
        -------                          -----------                                                    -----
          3.1  Amended and Restated certificate of Incorporation of Ventiv Health, Inc. (filed as
               Exhibit 3.1 to the Registrant's Form 10 (File No. 001-15125) filed with the
               Securities and Exchange Commission under the Securities Act of 1934, as amended).*
          3.2  By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10
               (File No. 001-15125) filed with the Securities and Exchange Commission under the
               Securities Act of 1934, as amended).*
          4.1  Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as
               Exhibit 4.1 to the Registrant's Form 10 (File No. 001-15125) filed with the
               Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.1  Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health,
               Inc. (filed as Exhibit 10.1 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.2  Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health,
               Inc. (filed as Exhibit 10.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.3  Form of Interim Services Agreement between Snyder Communications, Inc. and Ventiv
               Health, Inc. (filed as Exhibit 10.3 to the Registrant's Form 10 (File No. 001-15125)
               filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.4  Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit 10.4 to the
               Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
               Commission under the Securities Act of 1934, as amended).*
         10.5  Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder
               Communications, Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No.
               001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
         10.6  Employment Agreement, dated February 13, 1999 by and between Dr. Robert Brown and
               Health Products Research, Inc. (filed as Exhibit 10.6 to the Registrant's Form 10
               (File No. 001-15125) filed with the Securities and Exchange Commission under the
               Securities Act of 1934, as amended).*
         10.7  Employment Agreement, dated February 13, 1998 by and between William Pollock and
               Healthcare Promotions, LLC (filed as Exhibit 10.9 to the Registrant's Form 10
               (File No. 001-15125) filed with the Securities and Exchange Commission under the
               Securities Act of 1934, as amended).*
         10.8  Employment Agreement, dated August 18, 1999 by and between Gregory S. Patrick and
               Ventiv Health, Inc. (filed as Exhibit 10.10 to the Registrant's Form 10 (File No.
               001-15125) filed with the Securities and Exchange Commission under the Securities
               Act of 1934, as amended).*
         10.9  Credit Agreement, dated December 1, 1999, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., the lenders named therein and Bank of America, N.A.
         21.1  Subsidiaries of Ventiv Health, Inc. (filed as Exhibit 21.1 to the Registrant's Form
               10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
               Securities Act of 1934, as amended).*
           23  Consent of Arthur Andersen LLP.
           27  Financial Date Schedule
               *  Incorporated by reference.