Form 10-Q
period 2000-03-31
VENTIV HEALTH INC
filed 2000-05-15
CIK 1089473

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______________ to __________________

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



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]* No [_]

     *Based upon satisfaction of the conditions set forth in Staff Legal
                                Bulletin No. 4

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001, 22,587,792 shares outstanding as of May 5, 2000

                              VENTIV HEALTH, INC.
                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
 and December 31, 1999                                                       1

Condensed Consolidated Statements of Earnings for the three months
 ended March 31, 2000 and 1999 (unaudited)                                   2

Condensed Consolidated Statements of Cash Flows for the three months
 ended March 31, 2000 and 1999 (unaudited)                                   3

Notes to Condensed Consolidated Financial Statements                       4-6




Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      10-11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  13

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                  March 31,       December 31,
                                                                                    2000              1999
                                                                                -----------      --------------
                                                                                (unaudited)
                                   ASSETS
Current assets:
  Cash and equivalents.......................................................       $ 38,527        $ 37,627
  Marketable securities......................................................          1,815           1,898
  Accounts receivable, net of allowances for doubtful accounts of
    $2,526 and $2,517 at March 31, 2000 and December 31, 1999
    respectively.............................................................         48,387          51,158
  Unbilled services..........................................................         18,118          13,430
  Other current assets.......................................................          9,017           7,568
                                                                                    --------        --------
     Total current assets....................................................        115,864         111,681
Property and equipment, net..................................................         14,582          14,742
Goodwill and other intangible assets, net....................................         93,801          95,816
Deferred tax asset...........................................................          9,902           9,732
Investments and other noncurrent assets......................................          3,190           1,293
                                                                                    --------        --------
     Total assets............................................................       $237,339        $233,264
                                                                                    ========        ========

                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Lines of credit............................................................       $  9,000        $     36
  Current maturities of long-term debt.......................................             55              55
  Accrued payroll............................................................         17,837          18,082
  Accounts payable...........................................................          8,782           8,801
  Accrued expenses...........................................................         25,877          26,971
  Client advances............................................................          3,059           4,346
  Unearned revenue...........................................................         22,208          28,060
                                                                                    --------        --------
     Total current liabilities...............................................         86,818          86,351
                                                                                    --------        --------

Long-term debt...............................................................         13,356           1,155
Other liabilities............................................................              5               5
Commitments and contingencies................................................             --              --

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
 and outstanding at March 31, 2000, and December 31, 1999....................             --              --
Common stock, $.001 par value, 50,000,000 shares authorized; 23,319,925 shares and
 25,231,215 shares issued and outstanding at March 31, 2000 and December 31,
 1999, respectively..........................................................             23              25
Additional paid-in-capital...................................................        161,992         176,495
Deferred compensation........................................................         (3,846)         (4,219)
Treasury stock, at cost, 30,000 shares and 494,000 shares at March 31, 2000
 and December 31, 1999, respectively.........................................           (292)         (4,307)
Accumulated other comprehensive losses.......................................         (3,663)         (2,401)
Retained deficit.............................................................        (17,054)        (19,840)
                                                                                    --------        --------
     Total stockholders' equity..............................................        137,160         145,753
                                                                                    --------        --------
     Total liabilities and stockholders' equity..............................       $237,339        $233,264
                                                                                    ========        ========

     See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                         ----------------------------
                                                            2000            1999
                                                         ----------     -------------
                                                               (in thousands,
                                                         except per share amounts)
Revenues                                                  $  98,917         $  86,939
Operating expenses:
 Costs of services                                           81,239            67,280
 Selling, general and administrative expenses                12,883             9,922
 Non-recurring costs                                             --             1,576
                                                         ----------        ----------
Operating income                                              4,795             8,161

Interest expense                                               (469)              (41)
Investment income                                               318               278
                                                         ----------        ----------
Earnings before income taxes                                  4,644             8,398
Provision for income taxes                                    1,858             3,309
                                                         ----------        ----------
   Net earnings                                           $   2,786         $   5,089
                                                         ==========        ==========
Earnings per share (see Note 4):
 Basic                                                    $    0.12         $    0.21
                                                         ==========        ==========
 Diluted                                                  $    0.12         $    0.21
                                                         ==========        ==========

    See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                  ---------------------------------
                                                                                      2000                  1999
                                                                                  -----------           -----------
                                                                                            (in thousands)
Cash flows from operating activities:
  Net earnings                                                                        $ 2,786               $ 5,089
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization                                                      2,407                 1,766
     Deferred taxes                                                                      (334)                  (55)
     Loss on disposal of assets                                                           109                   139
     Non-cash expense for restricted stock vesting                                        173                    --
  Changes in assets and liabilities:
     Accounts receivable, net                                                           2,771                (5,902)
     Unbilled services                                                                 (4,688)               (8,805)
     Deposits and other noncurrent assets                                                (103)                3,298
     Accrued payroll, accounts payable and accrued expenses                            (1,358)               (4,997)
     Client advances                                                                   (1,287)                3,307
     Unearned revenue                                                                  (5,852)                1,077
     Other                                                                               (850)                 (483)
                                                                                  -----------           -----------
  Net cash used in operating activities                                                (6,020)               (5,566)
                                                                                  -----------           -----------

   Cash flows from investing activities:
    Cash on hand at acquired businesses                                                    --                 2,917
    Purchase of subsidiaries                                                               --                (1,135)
    Investment in Rxcentric.com, Inc.                                                  (2,000)                   --
    Purchase of property and equipment                                                 (1,275)               (2,095)
                                                                                  -----------           -----------
 Net cash used in investing activities                                                 (3,275)                 (313)
                                                                                  -----------           -----------

Cash flows from financing activities:
    Net borrowings (repayment) of debt                                                 21,165                (1,135)
    Purchases of treasury shares                                                      (10,780)                   --
    Investments and advances from Snyder                                                   --                 5,754
    Proceeds from the exercise of stock options                                           234                    --
                                                                                  -----------           -----------
    Net cash provided by financing activities                                          10,619                 4,619
                                                                                  -----------           -----------

 Effect of exchange rate changes on cash and equivalents                                 (424)                 (116)
                                                                                  -----------           -----------
 Net increase (decrease) in cash and equivalents                                          900                (1,376)
 Cash and equivalents, beginning of period                                             37,627                25,664
                                                                                  -----------           -----------
 Cash and equivalents, end of period                                               $   38,527            $   24,288
                                                                                  ===========           ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                         $      445            $      156
    Cash paid for income taxes                                                     $      987            $    1,171
Supplemental disclosures of non-cash activities:
    Businesses acquired with Snyder stock                                                  --            $   16,459

    See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Organization, Business and Basis of Presentation:

     Organization

     Snyder Communications, Inc. ("Snyder'"), a Delaware corporation, completed an initial public offering of its common stock on September 24, 1996. Snyder created the business currently conducted by the registrant, Ventiv Health, Inc. ("Ventiv"), in 1997 as a result of a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, Snyder completed a series of acquisitions that expanded the magnitude, scope of services and geographic presence of this business.

     On June 22, 1999, the Board of Directors of Snyder approved a plan to effect the distribution (the "Distribution") of Snyder's healthcare marketing assets of its healthcare marketing services business in the third quarter of 1999 to a newly formed subsidiary, Ventiv Health, Inc. Snyder consummated the Distribution on September 27, 1999 through a special dividend of one share of common stock of Ventiv Health, Inc. for every three shares of Snyder common stock. As a result of the Distribution, Ventiv became an independent, publicly traded corporation [NASDAQ: VTIV].

     Business

     Ventiv is a leading marketing and sales company providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated services including: specially designed strategic marketing plans, educational programs targeted to physicians, and sales execution utilizing its own extensive sales network. Clients include many of the leading pharmaceutical companies, including AstraZeneca Pharmaceuticals, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Glaxo Wellcome, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia, Roche and SmithKline Beecham. Ventiv Health employs approximately 5,000 people across the United States, France, Germany, United Kingdom, Austria, and Hungary.

     Basis of Presentation

     The operations of Ventiv Health, Inc. consist principally of the healthcare sales, healthcare market research and strategic planning, and healthcare educational communications services formerly conducted by the healthcare marketing services segment of Snyder.

     The unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of Snyder's healthcare marketing services business, referred to herein as "Ventiv", "Ventiv Health" or the "Company", as if it were operated as a stand-alone entity apart from Snyder for all periods prior to the Distribution. Snyder's historical basis in the assets and liabilities contributed to Ventiv in the Distribution has been carried over and appropriately reflected in these condensed consolidated financial statements. All expenses reflected in the condensed consolidated financial statements for periods prior to the Distribution are costs specifically identified to the Company. It is not practicable to estimate costs that would have been incurred by the Company if it had been operated on a stand-alone basis prior to the Distribution.

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

2. Strategic Business Alliances and Related Transactions

     On March 10, 2000, Ventiv entered into an exclusive strategic alliance with Rxcentric.com, Inc. (Rxcentric), a privately-held New York, NY based company which provides physicians with rapid access to comprehensive drug and pharmaceutical-related information via the Internet. Pursuant to a multi-year agreement, the companies will share in the revenues generated from this alliance, subject to significant revenue and physician recruitment milestones. In connection with this strategic alliance, Ventiv has invested $2 million in Rxcentric in exchange for a minority equity position in the firm, which is being accounted for under the cost method.

     Following this transaction, the company announced the formation of a new operating unit, eVentiv, which will focus on the development of Internet-based solutions that complement Ventiv's existing sales, communications and strategic consulting businesses, enhancing the Company's ability to provide superior outsourced marketing and sales solutions. Specifically, eVentiv will focus on the design and development of solutions oriented toward physician interaction (a primary objective of the alliance with Rxcentric), patient interaction and value-added information for pharmaceutical clients.

     Ventiv does not expect eVentiv or business generated through the alliance with Rxcentric to materially affect results of operations for the year ending December 31, 2000.

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


3. Share Repurchase Program:

     On March 15, 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's stock, bringing the total authorized to $37.5 million. During the fiscal quarter ended March 31, 2000 and cumulatively through that date, the Company repurchased 1,097,500 and 1,591,500 shares for approximately $10.8 million and $15.1 million, respectively (including applicable fees and broker's commissions).

4. Earnings Per Share:

     The Company has applied Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For periods prior to the Distribution, basic and diluted EPS was calculated on a pro forma basis using the number of shares of Ventiv common stock that were issued upon the Distribution. For periods ending subsequent to the date of the Distribution, the number of shares used to calculate net per share was based on the actual number of shares of Ventiv common stock and common stock equivalents outstanding. Basic and diluted EPS are the same from the date of the earliest period presented through the date of the Distribution, as there were no Ventiv employee stock options or restricted shares granted until the date of the Distribution.

     The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three months ended March 31, 2000 and pro forma basic and diluted EPS for the three months ended March 31, 1999:

(in thousands, except per share data)                                 Three Months Ended March 31,
                                                                      ---------------------------
                                                                         2000             1999
                                                                         ----             ----
Basic EPS Computation
---------------------
    Net earnings                                                        $ 2,786          $ 5,089
    Weighted average common shares outstanding                           22,956           23,715
    Basic EPS                                                           $  0.12          $  0.21
                                                                        =======          =======

Diluted EPS Computation
-----------------------
    Net earnings                                                        $ 2,786          $ 5,089
    Adjustments to net earnings                                              --               --
                                                                        -------          -------
    Net earnings, as adjusted                                           $ 2,786          $ 5,089
                                                                        =======          =======

    Diluted common shares outstanding:
       Weighted average common shares outstanding                        22,956           23,715
       Employee Stock Options                                               307               --

       Restricted Stock Awards
       Total diluted common shares outstanding                              131               --
                                                                        -------          -------
                                                                         23,394           23,715
                                                                        =======          =======

       Diluted EPS                                                      $  0.12          $  0.21
                                                                        =======          =======

5. Significant Clients:

     During the three months ended March 31, 2000 and 1999, a single client, Bristol-Myers Squibb, Inc., accounted for approximately 25% and 10% of the Company's total revenue, respectively. The Company expects that this client will continue to provide a portion of the Company's revenue similar to that contributed in the three-month period ended March 31, 2000 for the remainder of the year.

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATESMENTS
                                  (unaudited)


6. Comprehensive Income:


     SFAS No. 130, "Reporting Comprehensive Income", was adopted during 1998. This statement establishes standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.

                                                                 Three months ended March 31,
                                                                   2000                1999
                                                                   ----                ----
                                                                        (in thousands)
Net earnings                                                     $ 2,786             $ 5,089
Other comprehensive earnings (losses), net of tax:
  Foreign currency translation adjustment                         (1,257)             (1,224)
  Unrealized loss on marketable securities                            (5)                 --
                                                                 -------             -------
Comprehensive earnings                                           $ 1,524             $ 3,865
                                                                 =======             =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     On September 27, 1999, Ventiv Health, Inc. ("Ventiv") was spun off from Snyder Communications, Inc. ("Snyder") in the form of a tax-free dividend to Snyder stockholders (the "Distribution"). Ventiv is now an independent publicly traded company [NASDAQ: VTIV]. This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of Snyder. The following information should be read in conjunction with the consolidated financial statements , accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1999.

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

Overview

     Ventiv is a leading marketing and sales company providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated services including: specially designed strategic marketing plans, educational programs targeted to physicians, and sales execution utilizing its own extensive sales network. Clients include many of the leading pharmaceutical companies, including AstraZeneca Pharmaceuticals, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Glaxo Wellcome, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia, Roche and SmithKline Beecham. Ventiv Health employs approximately 5,000 people across the United States, France, Germany, United Kingdom, Austria, and Hungary.

     Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational research and communication services for the medical community. Snyder created the business currently conducted by Ventiv in January 1997 in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing service business segment in 1997, Snyder completed a series of acquisitions that expanded both the magnitude, scope of services and geographic presence of the pharmaceutical sales and marketing business, creating the business conducted by Ventiv today. We plan to focus on internal growth for the foreseeable future as our primary means of expansion, although we will consider attractive acquisition opportunities as they arise.

     We expect that the complementary services, which Ventiv is able to offer to its customers as a result of the acquisitions described above, will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a spectrum of healthcare marketing and sales services. Ventiv's Health Products Research group designs and monitors product launches and sales strategies with its proprietary programs to maximize asset utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv Health Communications provides educational programs to physicians and other healthcare professionals. The Contract Sales group implements and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of Ventiv's largest clients utilize the services of more than one of our operating groups.

Strategic Business Alliances and Related Transactions

     On March 10, 2000, Ventiv entered into an exclusive strategic alliance with Rxcentric.com, Inc. (Rxcentric), a privately-held New York, NY based company which provides physicians with rapid access to comprehensive drug and pharmaceutical-related information via the Internet. Pursuant to a multi-year agreement, the companies will share in the revenues generated from this alliance, subject to significant revenue and physician recruitment milestones. In connection with this strategic alliance, Ventiv has invested $2 million in Rxcentric in exchange for a minority equity position in the firm, which is being accounted for under the cost method.

     Following this transaction, the Company announced the formation of a new operating unit, eVentiv, which will focus on the development of Internet-based solutions that complement Ventiv's existing sales, communications and strategic consulting businesses, enhancing the Company's ability to provide superior outsourced marketing and sales solutions. Specifically, eVentiv will focus on the design and development of solutions oriented toward physician interaction (a primary objective of the alliance with Rxcentric), patient interaction and value-added information for pharmaceutical clients.

     Ventiv does not expect eVentiv or business generated through the alliance with Rxcentric to materially affect results of operations for the year ending December 31, 2000.

Results of Operations

     The following sets forth, for the periods indicated, certain components of Ventiv's income statement data, including such data as a percentage of revenues. Acquisition and related costs are considered to be non-recurring by Ventiv because Ventiv's current operations are not expected to result in the incurrence of such costs in future periods.


                                                                            For the Three Months Ended
                                                                                   March 31,
                                                             ---------------------------------------------------
                                                                      2000                            1999
                                                             --------------------            -------------------
                                                                             (dollars in thousands)
               Revenues..............................        $98,917        100.0%           $86,939       100.0%
               Operating expenses:
                Cost of services.....................         81,239         82.1             67,280        77.4
                Selling, general & administrative             12,883         13.0              9,922        11.4
                 expenses............................
                Non-recurring costs..................              -            -              1,576         1.8
                                                             -------      -------            -------      ------

               Income (loss) from operations.........          4,795          4.9              8,161         9.4

               Interest expense......................           (469)        (0.5)               (41)          -
               Investment income.....................            318          0.3                278         0.3
                                                             -------      -------            -------      ------

               Income (loss) before income taxes.....          4,644          4.7              8,398         9.7

               Income taxes provision (benefit)                1,858          1.9              3,309         3.8
                                                             -------      -------            -------      ------

               Net income (loss).....................        $ 2,786          2.8            $ 5,089         5.9
                                                             =======      =======            =======      ======


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues: Revenues increased by approximately $12 million, or 13.8%, to $98.9 million in the three month period ended March 31, 2000, from $86.9 million in the three months ended March 31, 1999.

     Revenues within our U.S. Contract Sales group were $53.6 million, an increase of 78.8% over last year's total, and accounted for 54.2% of total Ventiv revenues for the three months ended March 31, 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Forest Labs and Novartis. The U.S. Contract Sales group's revenues and operating income for the three months ended March 31, 2000 included approximately $2.2 million of incentive fee settlements relating to 1999. Agreement on the final amount of these settlements was reached this fiscal quarter, following the review and analysis of related product sales data for the year ended December 31, 2000.

     The Company's European contract sales businesses generated revenues of $23.8 million, a decrease of 36.1% from the first quarter of 1999. Revenues generated by the European businesses represented 24.1% of total revenues for the fiscal quarter ended March 31, 2000. The decline in revenues was largely due to market conditions, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

     Ventiv Health Communications' revenues represented 15.1% of first quarter revenues. Revenues for the group were approximately $15 million for the three months ended March 31, 2000, essentially unchanged from the $14.9 million recorded in the first quarter of 1999.

     Health Products Research generated revenues of $6.5 million, or 6.6% of total revenues, and $4.8 million in the three-month periods ended March 31, 2000 and 1999, respectively. Revenues increased $1.7 million or 35.5%, supported by new contracts signed with Schering-Plough, Allergan and Pharmacia.

     Costs of Services: Costs of services increased by approximately $14 million, or 20.7%, to $81.2 million this fiscal quarter from $67.3 million in the three-month period ended March 31, 1999. Costs of services for the three months ended were adversely impacted this fiscal quarter by approximately $2 million of one-time charges, which were recorded as part of ongoing operations. These charges consisted primarily of costs associated with a reduction in syndicated sales force capacity in the U.K.-based contract sales business and efforts to reduce headcount and other fixed costs in Ventiv Health Communications. Revenue reductions in the European contract sales businesses were only partially offset by corresponding costs of services reductions, primarily because the predominant components of such costs are personnel-related. We believe that actions taken this year and late in 1999, including the reductions of syndicated sales force capacity, will result in a lower costs of services as a percentage of revenues in future periods. As a result of the above factors, costs of services as a percentage of revenues increased to 82.1% from 77.4% in the three-month periods ended March 31, 2000 and 1999, respectively.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $3 million, or 29.8%, to $12.9 million from $9.9 million in the three-month periods ended March 31, 2000 and 1999, respectively. Selling, general, and administrative expenses as a percentage of revenues increased to 13.0% from 11.4%. These increases were due largely to additional ongoing overhead costs incurred in connection with the formation of Ventiv's independent management and administrative infrastructure following the Distribution.

     Non-recurring Costs: Non-recurring costs recorded in the three-month period ended March 31, 1999 included charges of $1.3 million and $0.3 million related to the consolidation and integration of certain of Ventiv's acquired operations within Ventiv Health Communications and the Company's U.K.-based contract sales business, respectively.

     Interest expense: Ventiv recorded $0.5 million of interest expense in the three months ended March 31, 2000, a notable increase over the relatively immaterial amount recorded in the comparable prior year period. Interest expense increased as a direct result of net borrowings drawn against the Company's new revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program (see "Liquidity and Capital Resources").

     Investment Income: Ventiv recorded approximately $0.3 million of investment income in the three months ended March 31, 2000 and 1999, respectively. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

     Provision for Income Taxes: Ventiv recorded provisions for income taxes using average effective tax rates of 40.0% and 39.4% for the three-month periods ended March 31, 2000 and 1999, respectively. Ventiv's current effective tax rate reflects the full impact of non-deductible goodwill amortization associated with prior acquisitions and was based on current internal earnings projections for the year ending December 31, 2000 by tax jurisdiction.

     Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by $2.3 million to $2.8 million, as compared with $5.1 million, in the three months ended March 31, 2000 and 1999, respectively. Higher costs of services, increased SG&A associated with the establishment of an independent corporate infrastructure and, to a lesser extent, higher interest expense associated with the utilization of the Company's line of credit all contributed to the decrease in net earnings, as more fully explained above. The effects of these factors were partially offset by the lack of non-recurring costs this fiscal quarter.

     Shares used in computing basic and diluted EPS decreased by approximately
0.8 million and 0.3 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the three months ended March 31, 1999, as they were not issued until the date of the Distribution (see Part I. -- Item 1.--Notes to Condensed Consolidated Financial Statements --Note 3 "Earnings Per Share" and Note 6 "Share Repurchase Program").

     At March 31, 2000, Ventiv had $38.5 million of cash and cash equivalents, an increase of $0.9 million from December 31, 1999. Net cash flow for the three-month period ended March 31, 2000 improved to a net source of cash of $0.9 million, as compared to a net use of cash of $1.4 million in the fiscal quarter ended March 31, 1999. Cash used in operations increased by $0.5 million and cash used in investing activities increased by $3.0 million. These uses of cash were offset by an increase in cash provided by financing activities of $6.0 million, partially offset by a slightly higher unfavorable effect of changes in foreign exchange rates.

     Cash used in operations increased primarily due to lower net income in the first quarter of 2000 compared to the first quarter of 1999. Working capital increased from $25.3 million at December 31, 1999 to $29.0 million at March 31, 2000., mainly due to an increase in unbilled services.

     Cash used in investing activities increased, due primarily to the absence of cash balances added from of business acquisitions in the three months ended March 31, 2000. Approximately $2.9 million of cash was added as a result of the acquisition of PromoTech at the end of the first quarter of 1999. Cash used in investing activities also reflects the $2.0 million investment in Rxcentric (see "Strategic Business Alliances and Related Transactions").

     Cash provided by financing increased by $6.0 million as a direct result of net borrowings under the Company's new revolving line of credit. During the first quarter of 2000, the Company borrowed $22.0 million under its new line of credit ($13.0 million of which has been classified as long-term debt) and repaid $1.2 million of a previously outstanding credit facility. In addition, the Company repurchased approximately 1.1 million shares of the Company's common stock for approximately $10.8 million.

     On December 1, 1999, we entered into a $50 million unsecured revolving credit facility, expiring with a term of four years. Borrowings may be used for general corporate purposes, acquisitions and the repurchase of up to $37.5 million of Ventiv Health, Inc. common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At March 31, 2000, the Company was in compliance with these financial covenants.

     We believe our cash and equivalents, as well as cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future.
We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives which we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We can not assure you that we will be successful in raising the cash required to complete all acquisition opportunities which we may wish to pursue in the future.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

  The Company is exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the LIBOR rates, and we are also subject to foreign currency exchange rate risk with respect to our international operations. We do not currently engage in hedging or other market risk management tools.

  Long-term Debt Exposure

  As of March 31, 2000, the Company has drawn $22.0 million against its $50 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.2 million of interest expense on an annual basis.

  Foreign Currency Exchange Rate Exposure

  Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at March 31, 2000. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 48%, 27% and 25% of the Company's foreign-sourced revenues for the three-month period ended March 31, 2000 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.


                               Balance at       10% Decrease in Value of Local
                             March 31, 2000         Currencies to US Dollar

       Total Assets             $237,339                $233,474
       Total Liabilities        $100,179                $ 96,944
       Revenues                 $ 98,917                $ 96,537

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5. Other Information

       On May 1, 2000, the Company announced that its Board of Directors appointed John R. Harris as a director, increasing the size of the Board of Directors to eight members from seven. Mr. Harris has been nominated for election as a director, together with the seven existing members of the Board of Directors, for approval by a vote of the stockholders at the 2000 Annual Meeting of Stockholders, to be held on May 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.1   Financial Data Schedule

       99.1 Ventiv Health, Inc. Press Release, dated as of March 15, 2000, on Strategic Alliance with Rxcentric.com, Inc.
(b)    Reports on Form 8-K

       None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VENTIV HEALTH, INC.

Date: May 15, 2000                        By:   /s/ Gregory S. Patrick
                                                -------------------------------
                                                Gregory S. Patrick
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                          By:   /s/ Joseph S. Durko
                                                -------------------------------
                                                Joseph S. Durko
                                                Vice President and Controller
                                                (Principal Accounting Officer)