Form 10-Q/A
period 2000-03-31
VENTIV HEALTH INC
filed 2000-06-29
CIK 1089473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  Form 10-Q/A

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[X]
   For the quarterly period ended March 31, 2000

                                      or

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[_]
   For the Transition Period From      to

                        Commission file number 0-30318

                               ----------------

                              VENTIV HEALTH, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              52-2181734
                                          (IRS Employer Identification No.)
    (State or other jurisdiction of
    incorporation or organization)

             1114 Avenue of the Americas, New York, New York 10036 (Address of principal executive office and zip code)

                                (212) 768-8000
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]* No [_]

  *Based upon satisfaction of the conditions set forth in Staff Legal Bulletin No. 4

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $0.001, 22,587,792 shares outstanding as of May 5,
2000


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VENTIV HEALTH, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I. Financial Information

 Item 1.Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
      and December 31, 1999................................................    1

     Condensed Consolidated Statements of Earnings for the three months
      ended March 31, 2000 and 1999 (unaudited)............................    2

     Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2000 and 1999 (unaudited)............................    3

     Notes to Condensed Consolidated Financial Statements..................  4-6

 Item 2.Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 7-11

 Item 3.Quantitative and Qualitative Disclosures About Market Risk.........   11

PART II. Other Information

 Item 1.Legal Proceedings..................................................   12

 Item 4.Submission of Matters to a Vote of Security Holders................   12

 Item 5.Other Information..................................................   12

 Item 6.Exhibits and Reports on Form 8-K...................................   12

Signatures.................................................................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,  December 31,
                                                              2000         1999
                                                           ----------- ------------
                                                           (unaudited)
                                                            (in thousands, except
                                                                 share data)
                         ASSETS
Current assets:
 Cash and equivalents....................................   $ 38,527     $ 37,627
 Marketable securities...................................      1,815        1,898
 Accounts receivable, net of allowances for doubtful
  accounts of $2,526 and $2,517 at March 31, 2000 and
  December 31, 1999 respectively.........................     48,387       51,158
 Unbilled services.......................................     18,118       13,430
 Other current assets....................................      9,017        7,568
                                                            --------     --------
   Total current assets..................................    115,864      111,681
Property and equipment, net..............................     14,582       14,742
Goodwill and other intangible assets, net................     93,801       95,816
Deferred tax asset.......................................      9,902        9,732
Investments and other noncurrent assets..................      3,190        1,293
                                                            --------     --------
   Total assets..........................................   $237,339     $233,264
                                                            ========     ========

          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Lines of credit.........................................   $  9,000     $     36
 Current maturities of long-term debt....................         55           55
 Accrued payroll.........................................     17,837       18,082
 Accounts payable........................................      8,782        8,801
 Accrued expenses........................................     25,877       26,971
 Client advances.........................................      3,059        4,346
 Unearned revenue........................................     22,208       28,060
                                                            --------     --------
   Total current liabilities.............................     86,818       86,351
Long-term debt...........................................     13,356        1,155
Other liabilities........................................          5            5
Commitments and contingencies............................        --           --

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares
 authorized, none issued and outstanding at March 31,
 2000, and December 31, 1999.............................        --           --
Common stock, $.001 par value, 50,000,000 shares
 authorized; 23,319,925 shares and 25,231,215 shares
 issued and outstanding at March 31, 2000 and December
 31, 1999, respectively..................................         23           25
Additional paid-in-capital...............................    161,992      176,495
Deferred compensation....................................     (3,846)      (4,219)
Treasury stock, at cost, 30,000 shares and 494,000 shares
 at March 31, 2000 and December 31, 1999, respectively...       (292)      (4,307)
Accumulated other comprehensive losses...................     (3,663)      (2,401)
Retained deficit.........................................    (17,054)     (19,840)
                                                            --------     --------
   Total stockholders' equity............................    137,160      145,753
                                                            --------     --------
   Total liabilities and stockholders' equity............   $237,339     $233,264
                                                            ========     ========

     See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                For the Three
                                                                   Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands,
                                                                 except per
                                                               share amounts)
                                                                 (unaudited)
Revenues...................................................... $98,917  $86,939
Operating expenses:
  Costs of services...........................................  81,239   67,280
  Selling, general and administrative expenses................  12,883    9,922
  Non-recurring costs.........................................     --     1,576
                                                               -------  -------
Operating income..............................................   4,795    8,161
Interest expense..............................................    (469)     (41)
Investment income.............................................     318      278
                                                               -------  -------
Earnings before income taxes..................................   4,644    8,398
Provision for income taxes....................................   1,858    3,309
                                                               -------  -------
    Net earnings.............................................. $ 2,786  $ 5,089
                                                               =======  =======
Earnings per share (see Note 4):
  Basic....................................................... $  0.12  $  0.21
                                                               =======  =======
  Diluted..................................................... $  0.12  $  0.21
                                                               =======  =======


     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Three
                                                                  Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                              (in thousands)
                                                               (unaudited)
Cash flows from operating activities:
 Net earnings............................................... $  2,786  $ 5,089
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization.............................    2,407    1,766
  Deferred taxes............................................     (334)     (55)
  Loss on disposal of assets................................      109      139
  Non-cash expense for restricted stock vesting.............      173      --
 Changes in assets and liabilities:
  Accounts receivable, net..................................    2,771   (5,902)
  Unbilled services.........................................   (4,688)  (8,805)
  Deposits and other noncurrent assets......................      103    3,298
  Accrued payroll, accounts payable and accrued expenses....   (1,358)  (4,997)
  Client advances...........................................   (1,287)   3,307
  Unearned revenue..........................................   (5,852)   1,077
  Other.....................................................     (850)    (483)
                                                             --------  -------
 Net cash used in operating activities......................   (6,020)  (5,566)
                                                             --------  -------
Cash flows from investing activities:
  Cash on hand at acquired businesses.......................      --     2,917
  Purchase of subsidiaries..................................      --    (1,135)
  Investment in Rxcentric.com, Inc..........................   (2,000)     --
  Purchase of property and equipment........................   (1,275)  (2,095)
                                                             --------  -------
 Net cash used in investing activities......................   (3,275)    (313)
                                                             --------  -------
Cash flows from financing activities:
  Net borrowings (repayment) of debt........................   21,165   (1,135)
  Purchases of treasury shares..............................  (10,780)     --
  Investments and advances from Snyder......................      --     5,754
  Proceeds from the exercise of stock options...............      234      --
                                                             --------  -------
 Net cash provided by financing activities..................   10,619    4,619
                                                             --------  -------
Effect of exchange rate changes on cash and equivalents.....     (424)    (116)
                                                             --------  -------
Net increase (decrease) in cash and equivalents.............      900   (1,376)
Cash and equivalents, beginning of period...................   37,627   25,664
                                                             --------  -------
Cash and equivalents, end of period......................... $ 38,527  $24,288
                                                             ========  =======
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................... $    445  $   156
  Cash paid for income taxes................................ $    987  $ 1,171
Supplemental disclosures of non-cash activities:
  Businesses acquired with Snyder stock.....................      --   $16,459

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Organization, Business and Basis of Presentation:

 Organization

  Snyder Communications, Inc. ("Snyder"'), a Delaware corporation, completed an initial public offering of its common stock on September 24, 1996. Snyder created the business currently conducted by the registrant, Ventiv Health, Inc. ("Ventiv"), in 1997 as a result of a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, Snyder completed a series of acquisitions that expanded the magnitude, scope of services and geographic presence of this business.

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

                              VENTIV HEALTH, INC.

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

                              VENTIV HEALTH, INC.

  The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three months ended March 31, 2000 and pro forma basic and diluted EPS for the three months ended March 31, 1999:

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                                (in thousands
                                                                 except per
                                                                 share data)
   Basic EPS Computation
     Net earnings............................................. $ 2,786  $ 5,089
     Weighted average common shares outstanding...............  22,956   23,715
     Basic EPS................................................ $  0.12  $  0.21
                                                               =======  =======
   Diluted EPS Computation
     Net earnings............................................. $ 2,786  $ 5,089
     Adjustments to net earnings..............................     --       --
                                                               -------  -------
     Net earnings, as adjusted................................ $ 2,786  $ 5,089
                                                               =======  =======
     Diluted common shares outstanding:
       Weighted average common shares outstanding.............  22,956   23,715
       Employee Stock Options.................................     307      --
       Restricted Stock Awards................................
       Total diluted common shares outstanding................     131      --
                                                               -------  -------
                                                                23,394   23,715
                                                               =======  =======
       Diluted EPS............................................ $  0.12  $  0.21
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

                                                                Three months
                                                               ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Net earnings............................................... $ 2,786  $ 5,089
   Other comprehensive earnings (losses), net of tax:
     Foreign currency translation adjustment..................  (1,257)  (1,224)
     Unrealized loss on marketable securities.................      (5)     --
                                                               -------  -------
   Comprehensive earnings..................................... $ 1,524  $ 3,865
                                                               =======  =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  On September 27, 1999, Ventiv Health, Inc. ("Ventiv") was spun off from Snyder Communications, Inc. ("Snyder") in the form of a tax-free dividend to Snyder stockholders (the "Distribution"). Ventiv is now an independent publicly traded company [NASDAQ: VTIV]. This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of Snyder. The following information should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 1999.

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

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

                                                 For the Three Months Ended
                                                          March 31,
                                                 ------------------------------
                                                     2000            1999
                                                 --------------  --------------
                                                   (dollars in thousands)
Revenues........................................ $98,917  100.0% $86,939  100.0%
Operating expenses:
  Cost of services..............................  81,239   82.1   67,280   77.4
  Selling, general & administrative expenses....  12,883   13.0    9,922   11.4
  Non-recurring costs...........................     --     --     1,576    1.8
                                                 -------  -----  -------  -----
Income (loss) from operations...................   4,795    4.9    8,161    9.4
Interest expense................................    (469)  (0.5)     (41)   --
Investment income...............................     318    0.3      278    0.3
                                                 -------  -----  -------  -----
Income (loss) before income taxes...............   4,644    4.7    8,398    9.7
Income taxes provision (benefit)................   1,858    1.9    3,309    3.8
                                                 -------  -----  -------  -----
Net income (loss)............................... $ 2,786    2.8  $ 5,089    5.9
                                                 =======  =====  =======  =====

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

  Shares used in computing basic and diluted EPS decreased by approximately
0.8 million and 0.3 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the three months ended March 31, 1999, as they were not issued until the date of the Distribution (see Part I.--Item 1.--Notes to Condensed Consolidated Financial Statements--Note 3 "Earnings Per Share" and Note 6 "Share Repurchase Program").

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

                                     Balance at   10% Decrease in Value of Local
                                   March 31, 2000    Currencies to US Dollar
                                   -------------- ------------------------------
     Total Assets.................    $237,339               $233,474
     Total Liabilities............    $100,179               $ 96,944
     Revenues.....................    $ 98,917               $ 96,537

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

    27.1* Financial Data Schedule
    99.1* Ventiv Health, Inc. Press Release, dated as of March 15, 2000, on
          Strategic Alliance with Rxcentric.com, Inc.
    --------
    *Previously filed.


(b)Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTIV HEALTH, INC.

                                                   /s/ Gregory S. Patrick
Date: May 15, 2000                        By: _________________________________
                                                     Gregory S. Patrick
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                    /s/ Joseph S. Durko
                                          By: _________________________________
                                                      Joseph S. Durko
                                               Vice President and Controller
                                               (Principal Accounting Officer)