Form 10-Q
period 2000-06-30
VENTIV HEALTH INC
filed 2000-08-11
CIK 1089473

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ________________ to ________________

                        Commission file number 0-30318

                               ----------------

                              VENTIV HEALTH, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                   52-2181734
          (State or other jurisdiction                        (IRS Employer
        of incorporation or organization)                  Identification No.)

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

  Common Stock, par value $0.001, 22,840,915 shares outstanding as of July 31, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              VENTIV HEALTH, INC.
                                   FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
      and
      December 31, 1999....................................................    1

     Condensed Consolidated Statements of Earnings for the three- and six-
      month periods ended June 30, 2000 and 1999 (unaudited)...............    2

     Condensed Consolidated Statements of Cash Flows for the six-month periods ended
      June 30, 2000 and 1999 (unaudited)...................................    3

     Notes to Condensed Consolidated Financial Statements..................  4-6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.................................................... 7-11

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........   14

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings.................................................   15

 ITEM 4. Submission of Matters to a Vote of Security Holders...............   15

 ITEM 5. Other Information.................................................   15

 ITEM 6. Exhibits and Reports on Form 8-K..................................   15

SIGNATURES.................................................................   16

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        June 30,   December 31,
                                                        --------   ------------
                                                          2000         1999
                                                          ----         ----
                                                       (unaudited)
                        ASSETS
Current assets:
 Cash and equivalents.................................  $ 35,394     $ 37,627
 Marketable securities................................       --         1,898
 Accounts receivable, net of allowances for doubtful
  accounts of $2,228 and $2,517 at
  June 30, 2000 and December 31, 1999, respectively...    51,348       51,158
 Unbilled services....................................    23,716       13,430
 Other current assets.................................    12,326        7,568
                                                        --------     --------
   Total current assets...............................   122,784      111,681
Property and equipment, net...........................    15,764       14,742
Goodwill and other intangible assets, net.............    92,675       95,816
Deferred tax asset....................................     9,231        9,732
Investments and other noncurrent assets...............     3,101        1,293
                                                        --------     --------
   Total assets.......................................  $243,555     $233,264
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit......................................  $  9,000     $     36
 Current maturities of long-term debt.................        55           55
 Accrued payroll......................................    18,606       18,082
 Accounts payable.....................................     8,021        8,801
 Accrued expenses.....................................    27,495       26,971
 Client advances......................................     5,850        4,346
 Unearned revenue.....................................    23,254       28,060
                                                        --------     --------
   Total current liabilities..........................    92,281       86,351
Long-term debt........................................    14,345        1,155
Other liabilities.....................................         5            5
Commitments and contingencies.........................       --           --

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares
 authorized, none issued and outstanding at June 30,
 2000, and December 31, 1999..........................       --           --
Common stock, $.001 par value, 50,000,000 shares
 authorized; 22,886,800 shares and 25,231,215 shares
 issued and outstanding at June 30, 2000 and
 December 31, 1999, respectively......................        23           25
Additional paid-in-capital............................   157,530      176,495
Deferred compensation.................................    (3,574)      (4,219)
Treasury stock, at cost, 494,000 shares at
 December 31, 1999....................................       --        (4,307)
Accumulated other comprehensive losses................    (4,093)      (2,401)
Retained deficit......................................   (12,962)     (19,840)
                                                        --------     --------
   Total stockholders' equity.........................   136,924      145,753
                                                        --------     --------
   Total liabilities and stockholders' equity.........  $243,555     $233,264
                                                        ========     ========

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                               For the Six
                                    For the Three Months         Months
                                    --------------------       -----------
                                       Ended June 30,        Ended June 30,
                                       --------------        --------------
                                       2000        1999       2000      1999
                                    ----------  ----------  --------  --------
                                                  (unaudited)
Revenues........................... $   98,984  $   94,320  $197,901  $181,259
Operating expenses:
  Costs of services................     80,136      70,863   161,375   138,144
  Selling, general and
   administrative expenses.........     11,913      10,546    24,796    20,468
  Non-recurring costs..............        --          117       --      1,693
                                    ----------  ----------  --------  --------
Operating income...................      6,935      12,794    11,730    20,954
Interest expense...................       (582)        (82)   (1,051)     (123)
Investment income..................        467          95       785       373
                                    ----------  ----------  --------  --------
Earnings before income taxes.......      6,820      12,807    11,464    21,204
Provision for income taxes.........     (2,728)     (5,255)   (4,586)   (8,563)
                                    ----------  ----------  --------  --------
  Net earnings..................... $    4,092  $    7,552  $  6,878  $ 12,641
                                    ==========  ==========  ========  ========
Earnings per share (see Note 4):
  Basic............................ $     0.18  $     0.32  $   0.30  $   0.53
                                    ==========  ==========  ========  ========
  Diluted.......................... $     0.18  $     0.32  $   0.30  $   0.53
                                    ==========  ==========  ========  ========

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               For the Six
                                                                 Months
                                                               -----------
                                                             Ended June 30,
                                                             --------------
                                                              2000      1999
                                                              ----      ----
                                                               (unaudited)
Cash flows from operating activities:
 Net earnings.............................................. $  6,878  $ 12,641
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization............................    4,790     3,789
  Deferred taxes...........................................     (279)      737
  Loss on disposal of assets...............................      477       196
  Non-cash expense for restricted stock vesting............      545       --
 Changes in assets and liabilities:
  Accounts receivable, net.................................     (190)  (11,014)
  Unbilled services........................................  (10,286)  (10,620)
  Deposits and other noncurrent assets.....................      192     3,339
  Accrued payroll, accounts payable and accrued expenses...      264   (10,453)
  Client advances..........................................    1,504     1,011
  Unearned revenue.........................................   (4,806)   (1,130)
  Other....................................................   (4,001)      754
                                                            --------  --------
 Net cash used in operating activities.....................   (4,912)  (10,750)
                                                            --------  --------
Cash flows from investing activities:
  Cash on hand at acquired businesses......................      --      2,917
  Purchase of subsidiaries.................................      --     (1,135)
  Investment in Rxcentric.com, Inc.........................   (2,000)      --
  Purchase of license agreements...........................      --       (151)
  Proceeds from sale of fixed assets.......................       94       --
  Proceeds from sale of marketable securities..............    1,903       --
  Purchase of property and equipment.......................   (3,969)   (4,775)
                                                            --------  --------
 Net cash used in investing activities.....................   (3,972)   (3,144)
                                                            --------  --------
Cash flows from financing activities:
  Net borrowings (repayment) of debt.......................   22,154    (1,761)
  Purchases of treasury shares.............................  (15,500)      --
  Investments and advances from Snyder.....................      --     11,227
  Proceeds from the exercise of stock options..............      747       --
                                                            --------  --------
 Net cash provided by financing activities.................    7,401     9,466
                                                            --------  --------
Effect of exchange rate changes on cash and equivalents....     (750)      111
                                                            --------  --------
Net decrease in cash and equivalents.......................   (2,233)   (4,317)
Cash and equivalents, beginning of period..................   37,627    25,664
                                                            --------  --------
Cash and equivalents, end of period........................ $ 35,394  $ 21,347
                                                            ========  ========
Supplemental disclosures of cash flow information:
  Cash paid for interest................................... $    524  $    211
  Cash paid for income taxes...............................    1,769     6,141
Supplemental disclosures of non-cash activities:
  Businesses acquired with Snyder stock.................... $    --   $ 16,336

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Organization, Business and Basis of Presentation:

 Organization

  Snyder Communications, Inc. ("Snyder"), a Delaware corporation, completed an initial public offering of its common stock on September 24, 1996. Snyder created the business currently conducted by the registrant, Ventiv Health, Inc. ("Ventiv"), in 1997 as a result of a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, Snyder completed a series of acquisitions that expanded the magnitude, scope of services and geographic presence of this business.

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

 Business

  Ventiv Health, Inc. is a unique sales and marketing partner providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated sales and marketing services including: specially designed strategic marketing plans, educational programs targeted to physicians, sales execution, and consulting and analytics. Clients include many of the leading pharmaceutical and life sciences companies, including: Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, Glaxo Wellcome, Johnson & Johnson, Merck, Novartis, Pfizer and Pharmacia. Ventiv Health operates across the United States, France, Germany, United Kingdom, Austria and Hungary.

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

  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements

                              VENTIV HEALTH, INC.

reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2000. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

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

3. Share Repurchase Program:

  On March 15, 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's stock, bringing the total authorized to $37.5 million. The Company has repurchased approximately 1.5 million and
2.1 million shares for approximately $15.5 million and $19.8 million (including applicable fees and broker commissions) for the six months ending June 30, 2000 and for the repurchase program to date, respectively.

4. Earnings Per Share:

  The Company has applied Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For periods prior to the Distribution, basic and diluted EPS was calculated on a pro forma basis using the number of shares of Ventiv common stock that were issued upon the Distribution. For periods ending subsequent to the date of the Distribution, the number of shares used to calculate net earnings per share was based on the actual number of shares of Ventiv common stock and common stock equivalents outstanding. Basic and diluted EPS are the same from the date of the earliest period presented through the date of the Distribution, as there were no Ventiv employee stock options or restricted shares granted until the date of the Distribution.

                              VENTIV HEALTH, INC.

  The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the six and three month periods ended June 30, 2000 and pro forma basic and diluted EPS for the six and three month periods ended June 30, 1999:

                                                                  Six Months
                                            Three Months Ended       Ended
                                               June 30, 2000     June 30, 2000
                                            ------------------   -------------
                                              2000      1999     2000    1999
                                              ----      ----     ----    ----
                                              (in thousands except per share
                                                           data)
Basic EPS Computation
  Net earnings............................. $   4,092 $   7,552 $ 6,878 $12,641
  Weighted average common shares
   outstanding.............................    22,549    23,715  22,753  23,715
  Basic EPS................................ $    0.18 $    0.32 $  0.30 $  0.53
                                            ========= ========= ======= =======
Diluted EPS Computation
  Net earnings............................. $   4,092 $   7,552 $ 6,878 $12,641
  Adjustments to net earnings..............        --        --      --      --
                                            --------- --------- ------- -------
  Net earnings, as adjusted................ $   4,092 $   7,552 $ 6,878 $12,641
  Diluted common shares outstanding:
    Weighted average common shares
     outstanding...........................    22,549    23,715  22,753  23,715
    Employee Stock Options.................       407        --     359      --
    Restricted Stock Awards................       188        --     175      --
                                            --------- --------- ------- -------
    Total diluted common shares
     outstanding...........................    23,144    23,715  23,287  23,715
                                            ========= ========= ======= =======
    Diluted EPS............................ $    0.18 $    0.32 $  0.30 $  0.53
                                            ========= ========= ======= =======

5. Significant Clients:

  During the six months ended June 30, 2000 and 1999, a single client, Bristol-Myers Squibb, Inc., accounted for approximately 25% and 10% of the Company's total revenue, respectively. The Company expects that this client will continue to provide a portion of the Company's revenue similar to that contributed in the six-month period ended June 30, 2000 for the remainder of the year.

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

                                                                Six Months
                                         Three Months Ended        Ended
                                            June 30, 2000      June 30, 2000
                                         ------------------    -------------
                                           2000       1999     2000     1999
                                           ----       ----     ----     ----
                                                   (in thousands)
Net earnings............................ $   4,092  $   7,552 $ 6,878  $12,641
Other comprehensive earnings (losses),
 net of tax:
  Foreign currency translation
   adjustment...........................      (440)        66  (1,692)  (1,158)
  Unrealized gain on marketable
   securities...........................         5        --      --       --
                                         ---------  --------- -------  -------
Comprehensive earnings.................. $   3,657  $   7,618 $ 5,186  $11,483
                                         =========  ========= =======  =======

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

Overview

  Ventiv Health, Inc. is a unique sales and marketing partner providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated sales and marketing services including: specially designed strategic marketing plans, educational programs targeted to physicians, sales execution, and consulting and analytics. Clients include many of the leading pharmaceutical and life sciences companies, including: Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, Glaxo Wellcome, Johnson & Johnson, Merck, Novartis, Pfizer and Pharmacia. Ventiv Health operates across the United States, France, Germany, United Kingdom, Austria and Hungary.

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

  We expect that the complementary services, which Ventiv is able to offer to its customers as a result of the acquisitions described above, will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a coordinated spectrum of healthcare marketing and sales services. Ventiv's Health Products Research group designs and monitors product launches and on going market and sales strategies with its proprietary programs to maximize resource utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv Health Communications provides educational and promotional programs to physicians and other healthcare professionals. Ventiv Health Worldwide Sales designs and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of Ventiv's largest clients utilize the services of more than one of our operating groups.

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

Results of Operations

  The following sets forth, for the periods indicated, certain components of Ventiv's income statement data, including such data as a percentage of revenues. Acquisition and related costs are considered to be non-recurring by Ventiv because Ventiv's current operations are not expected to incur such costs in future periods.

                                                Three months ended
($'s in 000's)                             ---------------------------------
                                                     June 30,
                                           ---------------------------------
                                                2000              1999
                                           ---------------   ---------------
Revenue................................... $ 98,984  100.0 % $ 94,320  100.0 %
Cost of services..........................   80,136   81.0 %   70,863   75.1 %
Selling, general and administrative
 expenses.................................   11,913   12.0 %   10,546   11.2 %
Non-recurring expenses....................       --    0.0 %      117    0.1 %
                                           --------  -----   --------  -----
   Total costs............................   92,049   93.0 %   81,526   86.4 %
                                           --------  -----   --------  -----
Income from operations....................    6,935    7.0 %   12,794   13.6 %
Interest expense..........................     (582)  (0.6)%      (82)  (0.1)%
Interest income...........................      467    0.5 %       95    0.1 %
                                           --------  -----   --------  -----
Earnings before income taxes..............    6,820    6.9 %   12,807   13.6 %
Provision for income taxes................   (2,728)  (2.8)%   (5,255)  (5.6)%
                                           --------  -----   --------  -----
Net income................................ $  4,092    4.1 % $  7,552    8.0 %
                                           ========  =====   ========  =====

                                                 Six months ended
                                           ---------------------------------
                                                     June 30,
                                           ---------------------------------
                                                2000              1999
                                           ---------------   ---------------
Revenue................................... $197,901  100.0 % $181,259  100.0 %
Cost of services..........................  161,375   81.5 %  138,144   76.2 %
Selling, general and administrative
 expenses.................................   24,796   12.5 %   20,468   11.3 %
Non-recurring expenses....................       --    0.0 %    1,693    0.9 %
                                           --------  -----   --------  -----
   Total costs............................  186,171   94.1 %  160,305   88.4 %
                                           --------  -----   --------  -----
Income from operations....................   11,730    5.9 %   20,954   11.6 %
Interest expense..........................   (1,051)  (0.5)%     (123)  (0.1)%
Interest income...........................      785    0.4 %      373    0.2 %
                                           --------  -----   --------  -----
Earnings before income taxes..............   11,464    5.8 %   21,204   11.7 %
Provision for income taxes................   (4,586)  (2.3)%   (8,563)  (4.7)%
                                           --------  -----   --------  -----
Net income................................ $  6,878    3.5 % $ 12,641    7.0 %
                                           ========  =====   ========  =====

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues: Revenues increased by approximately $4.7 million, or 5.0%, to $99.0 million in the three month period ended June 30, 2000, from $94.3 million in the three months ended June 30, 1999.

  Revenues in our U.S. Sales group were $55.8 million, an increase of 69.3% over last year's total, and accounted for 56.4% of total Ventiv revenues for the three months ended June 30, 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Johnson & Johnson and Novartis. The U.S. Sales' revenues and operating income for the three months ended June 30, 2000 included approximately $0.4 million of incentive fee settlements. Agreement on the final amount of these settlements was reached following the review and analysis of related product sales data for the three months ended June 30, 2000.

  The Company's European Sales business generated revenues of $23.5 million, a decrease of 35.6% from the second quarter of 1999. Revenues generated by the European businesses represented 23.7% of total revenues for the fiscal quarter ended June 30, 2000. The decline in revenue was a result of a combination of factors including the integration of the Ventiv businesses from separate companies into one consolidated enity, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

  Ventiv Health Communications' revenues represented 14.2% of second quarter revenues. Revenues for the group were approximately $14.1 million for the three months ended June 30, 2000, which represents a decrease of $4.6 million from the $18.7 million recorded in the second quarter of 1999. This decrease in revenue was primarily the result of a change in business focus toward live events and away from print media coupled with a change in client mix.

  Health Products Research generated 5.6% of total revenues, and $5.6 million and $6.1 million in the three-month periods ended June 30, 2000 and 1999, respectively. Revenues decreased $0.5 million or 9.2%, from the second quarter in 1999, primarily as a result of pharmaceutical industry consolidation, partially offset by the continuation of the Research group's growth as it expands its client base.

  Cost of Services: Costs of services increased by approximately $9.3 million, or 13.1%, to $80.1 million this fiscal quarter from $70.9 million in the three-month period ending June 30, 1999, primarily to the increase in revenue for the period. Cost of services increased as a percentage of revenue to 81.0% from 75.1% in the three -month periods ending June 30, 2000 and 1999, respectively. Cost of services increased as a percentage of revenue primarily due to: the effect of revenue reductions in the European contract sales business (this was only partially offset by corresponding costs of services reductions as the predominant components of such costs are personnel related); lower margins at Ventiv Health Communications (resulting from the shift in business focus to lower margin live events); and to a lesser extent, lower margins at Health Products Research and as a result of increasing costs of infrastructure necessary to support the service operations. These effects were partially offset by improved margins from the US Contract Sales business. We believe that actions taken this year and late in 1999, including the reduction of syndicated sales force capacity will result in lower costs of services as a percentage of revenue in future periods.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $1.4 million, or 13.0%, to $11.9 million from $10.5 million in the three-month periods ending June 30, 2000 and 1999, respectively. Selling, general and administrative expenses as a percentage of revenue increased to 12.0% from 11.2%. These increases were largely due to additional ongoing overhead costs incurred in connection with the formation of Ventiv's independent management and administrative infrastructure following the Distribution.

  Non-recurring Costs: Non-recurring costs recorded in the three-month period ended June 30, 1999 included charges of $0.1 million related to the consolidation and integration of certain of Ventiv's acquired operations within Ventiv Health U.S. Sales.

  Interest Expense: Ventiv recorded $0.6 million of interest expense in the three months ended June 30, 2000, a notable increase over the relatively immaterial amount recorded in the comparable prior year period. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program (see "Liquidity and Capital Resources").

  Investment Income: Ventiv recorded approximately $0.5 million and $0.1 million of investment income in the three months ended June 30, 2000 and 1999, respectively. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

  Provision for Income Taxes: Ventiv recorded provisions for income taxes using average effective tax rates of 40.0% and 41.0% for the three-month periods ended June 30, 2000 and 1999, respectively. Ventiv's current effective tax rate reflects the full impact of non-deductible goodwill amortization associated with prior acquisitions and was based on current internal earnings projections for the year ending December 31, 2000 by tax jurisdiction.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by $3.5 million to $4.1 million, as compared with $7.6 million, in the three months ended June 30, 2000 and 1999, respectively. Higher costs of services, increased SG&A associated with the establishment of an independent corporate infrastructure and, to a lesser extent, higher interest expense associated with the utilization of the Company's line of credit all contributed to the decrease in net earnings, as more fully explained above. The effects of these factors were partially offset by the lack of non-recurring costs this fiscal quarter.

  Shares used in computing basic and diluted EPS decreased by approximately
1.2 million and 0.6 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the three months ended June 30, 1999, as they were not issued until the date of the Distribution (see Part I.--Item 1.--Notes to Condensed Consolidated Financial Statements--Note 3 "Share Repurchase Program" and Note 4 "Earnings per Share").

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues: Revenues increased by approximately $16.6 million, or 9.2%, to $197.9 million in the six-month period ended June 30, 2000, from $181.3 million in the six-month period ended June 30, 1999.

  Revenues in our U.S. Sales group were $109.5 million, an increase of 73.8% over last year's total, and accounted for 55.3% of total Ventiv revenues for the six months ended June 30, 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Forest Labs, Johnson & Johnson and Novartis. The U.S. Sales' revenues and operating income for the six months ended June 30, 2000 included approximately $2.2 million of incentive fee settlements relating to 1999 and $0.4 million relating to 2000. Agreement on the final amount of these settlements was reached following the review and analysis of related product sales data for the year ended December 31, 1999 and the six months ended June 30, 2000, respectively.

  The Company's European Sales business generated revenues of $47.3 million, a decrease of 35.9% from 1999. Revenues generated by the European businesses represented 23.9% of total revenues for the six-month period ended June 30, 2000. The decline in revenue was a result of a combination of factors including the integration of the Ventiv businesses from separate companies into one consolidated entity, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

  Ventiv Health Communications' revenues represented 14.7% of total revenues. Revenues for the group were approximately $29.0 million for the six months ended June 30, 2000, which represents a decrease of $4.6 million from the $33.6 million recorded in 1999. This decrease in revenue was primarily the result of a change in business focus toward live events and away from print media coupled with a change in client mix.

  Health Products Research generated 6.1% of total revenues, and $12.0 million and $10.9 million in the six-month periods ended June 30, 2000 and 1999, respectively. Revenues decreased $1.1 million or 10.1%, from 1999, primarily as a result of pharmaceutical industry consolidation, partially offset by the continuation of the Research group's growth as it expands its client base.

  Costs of Services: Costs of services increased by approximately $23.2 million, or 16.8%, to $161.4 million for the six-month period ended June 30, 2000 from $138.1 million in the six-month period ending June 30, 1999, primarily to the increase in revenue for the period. Cost of services increased as a percentage of revenue to 81.5% from 76.1% in the six-month periods ending June 30, 2000 and 1999, respectively. Cost of services increased as a percentage of revenue primarily due to the following: 1) the effect of revenue reductions in the European contract sales business (this was only partially offset by corresponding costs of services reductions as the predominant components of such costs are personnel related); 2) lower margins at Ventiv Health Communications (resulting from the shift in business focus to lower margin live events); and 3) to a lesser extent, lower margins at Health Products Research and as a result of increasing costs of infrastructure necessary to support the service operations. In addition, the costs of services for the six months ended were adversely impacted in 2000 by approximately $2 million of one-time charges, which were recorded as part of ongoing operations. These charges consisted primarily of costs associated with a reduction in syndicated sales force capacity in the U.K.-based contract sales basis and efforts to reduce headcount and other fixed costs in Ventiv Health Communications. These effects were partially offset by improved margins from the US Contract Sales business. We believe that actions taken this year and late in 1999, including the reduction of syndicated sales force capacity will result in lower costs of services as a percentage of revenue in future periods.

  Selling General and Administrative Expenses: Selling general and administrative expenses increased by approximately $4.3 million, or 21.1%, to $24.8 million from $20.5 million in the six-month periods ended June 30, 2000 and 1999, respectively. Selling, general, and administrative expenses as a percentage of revenues increased to 12.5% from 11.3%. These increases were due largely to additional ongoing overhead costs incurred in connection with the formation of Ventiv's independent management and administrative infrastructure following the Distribution.

  Non-recurring Costs: Non-recurring costs recorded in the six-month period ended June 30,1999 included charges of $1.7 million related to the consolidation and integration of certain of Ventiv's acquired operations within US Contract Sales, Ventiv Health Communications and the Company's U.K.- based Sales business.

  Interest Expense: Ventiv recorded $1.1 million of interest expense in the six months ended June 30, 2000, a notable increase over the $0.1 million recorded in 1999. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program (see "Liquidity and Capital Resources").

  Investment Income: Ventiv recorded approximately $0.8 million and $0.4 million of investment income in the six months ended June 30, 2000 and 1999, respectively. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

  Provision for Income Taxes: Ventiv recorded provisions for income taxes using average effective tax rates of 40.0% and 40.4% for the six-month periods ended June 30, 2000 and 1999, respectively. Ventiv's current effective tax rate reflects the full impact of non-deductible goodwill amortization associated with prior acquisitions and was based on current internal earnings projections for the year ending December 31, 2000 by tax jurisdiction.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by $5.8 million to $6.9 million, as compared with $12.6 million, in the six-month periods ended June 30, 2000 and 1999, respectively. Higher costs of services, increased SG&A associated with the establishment of an independent corporate infrastructure and, to a lesser extent, higher interest expense associated with the utilization of the Company's line of credit all contributed to the decrease in net earnings, as more fully explained above. The effects of these factors were partially offset by the lack of non-recurring costs this fiscal quarter.

  Shares used in computing basic and diluted EPS decreased by approximately
1.0 million and 0.4 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the six months ended June 30, 1999, as they were not issued until the date of the Distribution (see Part I.--Item 1.--Notes to Condensed Consolidated Financial Statements--Note 3 "Share Repurchase Program" and Note 4 "Earnings Per Share").

Liquidity and Capital Resources

  At June 30, 2000, Ventiv had $35.4 million of cash and cash equivalents, a decrease of $2.2 million from December 31, 1999. For the six-month periods ending June 30, 2000 compared to June 30, 1999, cash used in operations decreased by $5.8 million and cash used in investing activities increased by $0.8 million. These uses of cash were offset by cash provided by financing activities of $7.4 million, partially offset by a slightly higher unfavorable effect of changes in foreign exchange rates.

  Cash used by operations was $4.9 million in 2000 compared to $10.8 million in 1999. This reduction in the use of cash was due to lower working capital levels, primarily lower accounts receivable, partially offset by lower net income.

  Cash used by investing activities was $4.0 million and $3.1 million through June 30, 2000 and 1999, respectively. Cash expenditures in 2000 relate to the investment made in RxCentric and capital expenditures. In 1999, investing activities included $2.9 million of cash acquired through the purchase of a subsidiary.

  Cash from financing activities was $7.4 million and $9.5 million for the six months ended June 30, 2000 and 1999, respectively. During 2000, the Company has net borrowings under the line of credit of $23.0 million (of which $14.0 million has been classified as non-current) and repaid $1.2 million of the previously outstanding under a foreign line of credit. In addition, under the stock repurchase plan, the Company has acquired and retired approximately 1.5 million shares of common stock for approximately $15.5 million (including applicable fees and brokers' commissions).

  On December 1, 1999, we entered into a $50 million unsecured revolving credit facility, expiring with a term of four years. Borrowings may be used for general corporate purposes, acquisitions and the repurchase of up to $37.5 million of Ventiv Health, Inc. common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At June 30, 2000, the Company was in compliance with these financial covenants.

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

 Long-term Debt Exposure

  As of June 30, 2000, the Company has drawn $23 million against its $50 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.2 million of interest expense on an annual basis.

 Foreign Currency Exchange Rate Exposure

  Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at June 30, 2000. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 46%, 27% and 27% of the Company's foreign-sourced revenues for the six-month period ended June 30, 2000 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.

                                                        Balance  10% Decrease in
                                                           at    Value of Local
                                                        June 30,  Currencies to
                                                          2000      US Dollar
                                                        -------- ---------------
     Total Assets...................................... $243,555    $237,268
     Total Liabilities.................................  106,631      99,046
     Revenues..........................................  197,901     193,068

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

  The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

  On May 31, 2000, Ventiv Health Inc. held an Annual Meeting of Stockholders to vote on the following proposals:

(i) To elect eight (8) directors to the Board of Directors for a term of one year, expiring at the 2001 Annual Meeting;

(ii) To approve the stock incentive plan; and

(iii) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000.

  With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved the proposals as follows:

                                                      For      Against  Withheld
                                                   ---------- --------- --------
Proposal (i)
 Daniel M. Snyder................................. 18,687,692        -- 612,212
 Michele D. Snyder................................ 18,687,692        -- 612,212
 Eran Broshy...................................... 18,687,754        -- 612,150
 Mortimer B. Zuckerman............................ 18,687,754        -- 612,150
 Fred Drasner..................................... 18,687,721        -- 612,183
 A. Clayton Perfall............................... 18,687,754        -- 612,150
 Donald Conklin................................... 18,687,754        -- 612,150
 John R. Harris................................... 18,687,721        -- 612,183
Proposal (ii)                                       9,390,204 7,151,476  22,334
Proposal (iii)                                     19,288,862     6,003   5,039

ITEM 5. Other Information

  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)Exhibits

     27.1  Financial Data Schedule

(b)Reports on Form 8-K

None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VENTIV HEALTH, INC.

                                         /s/ Gregory S. Patrick
Date: August 4, 2000                By:______________________________
                                            Gregory S. Patrick
                                         Chief Financial Officer
                                      (Principal Financial Officer)

                                           /s/ Joseph S. Durko
                                    By:______________________________
                                             Joseph S. Durko
                                      Vice President and Controller
                                      (Principal Accounting Officer)