Form 10-Q
period 2000-09-30
VENTIV HEALTH INC
filed 2000-11-07
CIK 1089473

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From _ to _


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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]* No [ ]

  *Based upon satisfaction of the conditions set forth in Staff Legal Bulletin No. 4
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $0.001, 22,805,511 shares outstanding as of November 1, 2000

                               VENTIV HEALTH, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                    Page
                                                                                                   ------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
       Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
        December 31, 1999 ........................................................................      1

       Condensed Consolidated Statements of Operations for the three- and nine-month periods ended
        September 30, 2000 and 1999 (unaudited) ..................................................      2

       Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
        September 30, 2000 and 1999 (unaudited) ..................................................      3

       Notes to Condensed Consolidated Financial Statements ......................................    4-7

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...   8-16

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..............................     16

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings .......................................................................     17

 ITEM 4. Submission of Matters to a Vote of Security Holders .....................................     17

 ITEM 6. Exhibits and Reports on Form 8-K ........................................................     17

SIGNATURES .......................................................................................     18

                        PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                             September 30,   December 31,
                                                                                             -------------   ------------
                                                                                                  2000            1999
                                                                                             -------------   ------------
                                                                                               (unaudited)
ASSETS
Current assets:
 Cash and equivalents ........................................................................   $  26,657    $  37,627
 Marketable securities .......................................................................        --          1,898
 Accounts receivable, net of allowances for doubtful accounts of $1,854  and $2,517 at
  September 30, 2000 and December 31, 1999, respectively .....................................      53,261       51,158
 Unbilled services ...........................................................................      17,924       13,430
 Other current assets ........................................................................       9,788        7,568
                                                                                                 ---------    ---------
    Total current assets .....................................................................     107,630      111,681
Property and equipment, net ..................................................................      30,883       14,742
Goodwill and other intangible assets, net ....................................................      91,130       95,816
Deferred tax assets ..........................................................................       9,101        9,732
Investments and other noncurrent assets ......................................................       2,977        1,293
                                                                                                 ---------    ---------
    Total assets .............................................................................   $ 241,721    $ 233,264
                                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit .............................................................................   $   3,010    $      36
 Current maturities of long-term debt ........................................................          55           55
 Accrued payroll .............................................................................      22,756       18,082
 Accounts payable ............................................................................       5,523        8,801
 Accrued expenses ............................................................................      19,161       26,971
 Client advances .............................................................................       3,842        4,346
 Unearned revenue ............................................................................      16,500       28,060
                                                                                                 ---------    ---------
    Total current liabilities ................................................................      70,847       86,351
Long-term debt ...............................................................................      16,281        1,155
Other liabilities ............................................................................      15,635            5
Commitments and contingencies ................................................................          --           --

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
 September 30, 2000, and December 31, 1999 ...................................................          --           --
Common stock, $.001 par value, 50,000,000 shares authorized; 22,794,712 shares and
 25,231,215 shares issued and outstanding at September 30, 2000 and December 31, 1999,
 respectively ................................................................................          23           25
Additional paid-in-capital ...................................................................     156,080      176,495
Deferred compensation ........................................................................      (3,301)      (4,219)
Treasury stock, at cost, 494,000 shares at December 31, 1999 .................................          --       (4,307)
Accumulated other comprehensive losses .......................................................      (3,843)      (2,401)
Retained deficit .............................................................................     (10,001)     (19,840)
                                                                                                 ---------    ---------
    Total stockholders' equity ...............................................................     138,958      145,753
                                                                                                 ---------    ---------
    Total liabilities and stockholders' equity ...............................................   $ 241,721    $ 233,264
                                                                                                 =========    =========


     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                   For the Three Months       For the Nine Months
                                                   --------------------      --------------------
                                                   Ended September 30,        Ended September 30,
                                                 ----------------------     ---------------------
                                                    2000         1999         2000         1999
                                                  --------     --------     --------     --------
                                                                     (unaudited)
                                                                     -----------
Revenues .....................................   $ 103,355    $  72,900    $ 301,257    $ 254,159
Operating expenses:
  Costs of services ..........................      85,366       71,895      246,741      210,040
  Selling, general and administrative expenses      10,792       13,138       35,589       33,606
  Recapitalization costs .....................          --        2,100           --        2,100
  Acquisition and related costs ..............          --        5,741           --        5,741
  Restructuring costs ........................       2,000           --        2,000        1,694
                                                 ---------    ---------    ---------    ---------
Operating income (loss) ......................       5,197      (19,974)      16,927          978
Interest expense .............................        (514)         (56)      (1,565)        (179)
Investment income ............................         248          121        1,033          494
                                                 ---------    ---------    ---------    ---------
Earnings (losses) before income taxes ........       4,931      (19,909)      16,395        1,293
Provision for (benefit from) income taxes ....       1,972       (6,928)       6,558        1,635
                                                 ---------    ---------    ---------    ---------
  Net earnings (losses) ......................   $   2,959    $ (12,981)   $   9,837    $    (342)
                                                 =========    =========    =========    =========
Earnings (losses) per share (see Note 4):

  Basic ......................................   $    0.13    $   (0.55)   $    0.43    $   (0.01)
  Diluted ....................................   $    0.13    $   (0.55)   $    0.42    $   (0.01)

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 For the Nine Months
                                                                              ------------------------
                                                                                 Ended September 30,
                                                                              ------------------------
                                                                                 2000         1999
                                                                                --------     --------
                                                                                     (unaudited)
Cash flows from operating activities:
 Net earnings (losses) ............................................           $  9,837      $   (342)
 Adjustments to reconcile net earnings (losses) to net cash used in operating activities:
  Depreciation and amortization ...................................              9,152         5,831
  Deferred taxes ..................................................                (97)         (843)
  Losses on disposals of assets ...................................                539           951
  Non-cash expense for stock issuance .............................                 --         5,741
  Non-cash expense for restricted stock vesting ...................                818         2,100
 Net changes in assets and liabilities:
  Accounts receivable, net ........................................             (2,103)          246
  Unbilled services ...............................................             (4,494)       (1,841)
  Deposits and other noncurrent assets ............................             (1,492)        3,295
  Accrued payroll, accounts payable and accrued expenses ..........             (6,414)      (20,789)
  Client advances and unearned revenue ............................            (12,064)        1,492
  Other ...........................................................                344         2,967
                                                                              --------      --------
 Net cash used in operating activities ............................             (5,974)       (1,192)

Cash flows from investing activities:
  Cash on hand at acquired businesses .............................                 --         2,917
  Purchase of subsidiaries ........................................                 --        (1,135)
  Investment in Rxcentric.com, Inc. ...............................             (2,000)           --
  Purchase of license agreements ..................................                 --          (628)
  Proceeds from sale of fixed assets ..............................                 94            --
  Proceeds from sale of marketable securities .....................              1,903            --
  Purchases of property and equipment .............................             (5,816)       (6,729)
                                                                              --------      --------
 Net cash used in investing activities ............................             (5,819)       (5,575)

Cash flows from financing activities:
  Net borrowings (repayment) of line of credit ....................             18,100        (1,807)
  Payment of capital lease obligations ............................             (1,685)           --
  Purchases of treasury shares ....................................            (17,455)           --
  Investments and advances from Snyder ............................                 --        22,636
  Proceeds from the exercise of stock options .....................              1,252            --
  Other ...........................................................                 --          (500)
                                                                              --------      --------
 Net cash provided by financing activities ........................                212        20,329
                                                                              --------      --------
Effect of exchange rate changes on cash and equivalents ...........                611        (1,430)
                                                                              --------      --------
Net increase (decrease) in cash and equivalents ...................            (10,970)       12,132
Cash and equivalents, beginning of period .........................             37,627        25,664
                                                                              --------      --------
Cash and equivalents, end of period ...............................           $ 26,657      $ 37,796
                                                                              ========      ========
Supplemental disclosures of cash flow information:

  Cash paid for interest ..........................................           $    986      $    282
  Cash paid for income taxes ......................................           $  9,765      $ 10,148
Supplemental disclosures of non-cash activities:

  Businesses acquired with Snyder stock ...........................           $     --      $ 16,336

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

                         VENTIV HEALTH, INC.

  The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made are adequate such that the information presented is not misleading. The condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2000. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

2.   Strategic Business Alliances and Related Transactions

  On March 10, 2000, Ventiv entered into an exclusive strategic alliance with RxCentric.com, Inc. ("RxCentric"), a privately held New York, NY-based company which provides physicians with rapid access to comprehensive drug and pharmaceutical-related information via the Internet. Pursuant to a multi-year agreement, the companies will share in the revenues generated from this alliance, subject to significant revenue and physician recruitment milestones. In connection with this strategic alliance, Ventiv has invested $2 million in RxCentric in exchange for a minority equity position in the firm, which is being accounted for under the cost method.

  Following this transaction, the Company announced the formation of a new operating unit, e-Ventiv, which will focus on the development of Internet-based solutions that complement Ventiv's existing sales, communications and strategic consulting businesses, enhancing the Company's ability to provide superior outsourced marketing and sales solutions. Specifically, e-Ventiv will focus on the design and development of solutions oriented toward physician interaction (a primary objective of the alliance with RxCentric), patient interaction (a primary objective of the alliance with HeliosHealth.com--see below) and value-added information for pharmaceutical clients.

  On October 12, 2000, Ventiv entered into a strategic alliance with HeliosHealth.com ("Helios"), a unique direct-to-consumer ("DTC") Internet platform that is the leading provider of interactive kiosks - or "e.stations" - in physician waiting rooms. Helios has installed over 700 e.stations in large, high prescribing primary care and OB/GYN group practices, which generate more than 100,000 unique visits per month. In addition, the website generates an additional 100,000 unique visits per month. Helios has sold over 15 sponsorships to major pharma companies including Glaxo Wellcome, Johnson & Johnson, Pfizer, Pharmacia and SmithKline Beecham. The companies will jointly market targeted advertising and content to clients and will share revenue generated pursuant to a multi-year agreement. In addition, Ventiv's Health Products Research division will continue to integrate DTC into its traditional consulting services and market research efforts. In connection with this agreement, Ventiv has also made a minority equity investment in Helios of $0.5 million.

  Ventiv does not expect business generated through the alliances with RxCentric and HeliosHealth.com to materially affect results of operations for the year ending December 31, 2000.

3.   Share Repurchase Program:

  On March 15, 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's stock, bringing the total authorized to $37.5 million. The Company has repurchased approximately 1.7 million and 2.2 million shares for approximately $17.4 million and $21.8 million (including applicable fees and broker commissions) for the nine months ending September 30, 2000 and for the repurchase program from inception to date, respectively.

                         VENTIV HEALTH, INC.

4.   Earnings Per Share:

  The Company has applied Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ( "SFAS No. 128 ") to all periods presented in these financial statements. SFAS No. 128 requires disclosure of basic and diluted earnings per share ( "EPS "). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For periods prior to the Distribution, basic and diluted EPS were calculated on a pro forma basis using the number of shares of Ventiv common stock that were issued upon the Distribution. For periods ending subsequent to the date of the Distribution, the number of shares used to calculate net earnings per share was based on the actual number of shares of Ventiv common stock and common stock equivalents outstanding.

  The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three- and nine-month periods ended September 30, 2000 and pro forma basic and diluted EPS for the three- and nine-month periods ended September 30, 1999:


                                                             Three Months Ended                Nine Months Ended
                                                             ------------------                -----------------
                                                             September 30, 2000                September 30, 2000
                                                             ------------------                ------------------
                                                           2000             1999             2000                1999
                                                         -------          --------         -------             -------
                                                                     (in thousands exceptper share data)
Basic EPS Computation
  Net earnings (loss) .........................          $ 2,959          $(12,981)          $ 9,837          $   (342)
  Weighted average common shares outstanding ..           22,323            23,719            22,692            23,719
                                                         -------          --------           -------          --------
  Basic EPS ...................................          $  0.13          $  (0.55)          $  0.43          $  (0.01)
                                                         =======          ========           =======          ========
Diluted EPS Computation

  Net earnings (loss) .........................          $ 2,959          $(12,981)          $ 9,837          $   (342)
  Adjustments to net earnings .................               --                --                --                --
                                                         -------          --------           -------          --------
  Net earnings, as adjusted ...................          $ 2,959          $(12,981)          $ 9,837          $   (342)
  Diluted common shares outstanding:
     Weighted average common shares outstanding           22,323            23,719            22,692            23,719
     Employee stock options ...................              739               n/a               521               n/a
     Restricted stock awards ..................              293               n/a               239               n/a
                                                         -------          --------           -------          --------
     Total diluted common shares outstanding ..           23,355            23,719            23,452            23,719
                                                         -------          --------           -------          --------
     Diluted EPS ..............................          $  0.13          $  (0.55)          $  0.42          $  (0.01)
                                                         =======          ========           =======          ========

As the Company had a net loss for both the three- and nine-month periods ended September 30, 1999, the effect of the restricted stock and the outstanding stock options would have been anti-dilutive. The number of potentially dilutive common share equivalents for the three- and nine-month periods ending September 30, 1999 were 25,672 and 8,652, respectively.

5.   Significant Clients:

  During the nine months ended September 30, 2000 and 1999, a single client, Bristol-Myers Squibb, Inc., accounted for approximately 25% and 10% of the Company's total revenue, respectively. The Company expects that this client will continue to provide a significant portion of the Company's revenue for the remainder of the year.

                         VENTIV HEALTH, INC.

6.  Restructuring Costs:

  During the third quarter of 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria (total of 9 employees); ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. The Company will continue to do business in Austria, but these activities will now be managed by the German operation. In connection with the adoption of this plan, the Company recorded a pre-tax charge of $2.0 million. As of September 30, 2000, $1.1 million related to these restructuring actions was accrued and included in "Accrued expenses" in the Condensed Consolidated Balance Sheet. The Company expects that the remaining amounts will be paid out by the end of 2000 or early 2001.

7.   Comprehensive Income:

  SFAS No. 130, "Reporting Comprehensive Income", was adopted during 1998. This statement established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.

                                                               Three Months Ended                  Nine Months Ended
                                                               ------------------                  ------------------
                                                               September 30, 2000                  September 30, 2000
                                                               ------------------                  ------------------
                                                              2000            1999                2000            1999
                                                             ------         -------              ------          ------
                                                                                    (in thousands)
Net earnings (losses)  ...........................          $2,959          $(12,981)          $ 9,837           $  (342)
Other comprehensive earnings (losses), net of tax:
  Compensation on shares issued ..................              --            (2,100)               --            (2,100)
  Foreign currency translation adjustment ........             650              (111)           (1,042)           (1,269)
                                                            ------          --------           -------           -------
Comprehensive earnings (losses)  .................          $3,609          $(15,192)          $ 8,795           $(3,711)
                                                            ======          ========           =======           =======

8.  Capital Leases:

   During the nine-month period ended September 30, 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its US Sales group. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13 -- "Accounting for Leases". Accordingly, the Company capitalized the leased vehicles and recorded the related lease obligation of approximately $17.3 million.

                              VENTIV HEALTH, INC.

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

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

  Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Such forward-looking statements involve known and unknown risks that may cause the Company's performance to differ materially from the results expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications. Such risks include, but are not limited to: changes in trends in the pharmaceutical industry; uncertainties related to the continued growth of pharmaceutical outsourcing; our ability to compete successfully with other services in the market; our ability to maintain large client contracts or to enter into new contracts; uncertainties related to future incentive payments; and our ability to operate successfully in new lines of business.

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

  We expect that the complementary services, which Ventiv is able to offer to its customers as a result of the acquisitions described above, will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a coordinated spectrum of healthcare marketing and sales services. Ventiv's Health Products Research ("HPR") group designs and monitors product launches and ongoing marketing and sales strategies with its proprietary programs to maximize resource utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv Health Communications provides educational and promotional programs to physicians and other healthcare professionals. Ventiv Health worldwide sales designs and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of Ventiv's largest clients utilize the services of more than one of our operating groups.

Strategic Business Alliances and Related Transactions

  On March 10, 2000, Ventiv entered into an exclusive strategic alliance with RxCentric.com, Inc. ("RxCentric"), a privately-held New York, NY-based company which provides physicians with rapid access to comprehensive drug and pharmaceutical-related information via the Internet. Pursuant to a multi-year agreement, the companies will share in the revenues generated from this alliance, subject to significant revenue and physician recruitment milestones. In connection with this strategic alliance, Ventiv has invested $2 million in RxCentric in exchange for a minority equity position in the firm, which is being accounted for under the cost method.

  Following this transaction, the Company announced the formation of a new operating unit, e-Ventiv, which will focus on the development of Internet-based solutions that complement Ventiv's existing sales, communications and strategic consulting businesses, enhancing the Company's ability to provide superior outsourced marketing and sales solutions. Specifically, e-Ventiv will focus on the design and development of solutions oriented toward physician interaction (a primary objective of the alliance with RxCentric), patient interaction (a primary objective of the alliance with HeliosHealth.com--see below.) and value-added information for pharmaceutical clients.

  On October 12, 2000, Ventiv entered into a strategic alliance with HeliosHealth.com ("Helios"), a unique direct-to-consumer ("DTC") Internet platform that is the leading provider of interactive kiosks - or "e.stations" - in physician waiting rooms. Helios has installed over 700 e.stations in large, high prescribing primary care and OB/GYN group practices, which generate more than 100,000 unique visits per month. In addition, the website generates an additional 100,000 unique visits per month. Helios has sold over 15 sponsorships to major pharma companies including Glaxo Wellcome, Johnson & Johnson, Pfizer, Pharmacia, and SmithKline Beecham. The companies will jointly market targeted advertising and content to clients and will share revenue generated pursuant to a multi-year agreement. In addition, Ventiv's HPR division will continue to integrate DTC into its traditional consulting services and market research efforts. In connection with this agreement, Ventiv has also made a minority equity investment in Helios of $0.5 million.

  Ventiv does not expect business generated through the alliances with RxCentric and HeliosHealth.com to materially affect results of operations for the year ending December 31, 2000.

Results of Operations

  The following sets forth, for the periods indicated, certain components of Ventiv's income statement data, including such data as a percentage of revenues. Acquisition and related costs are considered to be non-recurring by Ventiv because Ventiv's current operations are not expected to incur such costs in future periods.


($'s in 000's)                                                                      Three months ended
                                                                                       September 30,
                                                          --------------------------------------------------------------------------
                                                                         2000                                    1999
                                                          ----------------------------------      ----------------------------------
Revenue                                                         $103,355               100.0%           $ 72,900             100.0%

Cost of services                                                  85,366                82.6%             71,895              97.9%
Selling, general and administrative expenses                      10,792                10.4%             13,138              18.7%
Recapitalization costs                                                --                 0.0%              2,100               2.9%
Acquisition and related costs                                         --                 0.0%              5,741               7.9%
Restructuring costs                                                2,000                 1.9%                 --               0.0%
                                                                --------               -----            --------            ------
      Total costs                                                 98,158                95.0%             92,874             127.4%
                                                                --------               -----            --------            ------
Income (loss) from operations                                      5,197                 5.0%            (19,974)           (27.4)%
Interest expense                                                    (514)              (0.5)%                (56)            (0.1)%
Interest income                                                      248                 0.2%                121               0.2%
                                                                --------               -----            --------            ------
Earnings (loss) before income taxes                                4,931                 4.8%            (19,909)           (27.3)%
Provision for (benefit from) income taxes                         (1,972)              (1.9)%              6,928               9.5%
                                                                --------               -----            --------            ------
Net income (loss)                                               $  2,959                 2.9%           $(12,981)           (17.8)%
                                                                ========               =====            ========            ======

                                                                                    Nine months ended
                                                                                       September 30,
                                                          --------------------------------------------------------------------------
                                                                         2000                                    1999
                                                          ----------------------------------      ----------------------------------

Revenue                                                         $301,257               100.0%           $254,159             100.0%

Cost of services                                                 246,741                81.9%            210,040              82.0%
Selling, general and administrative expenses                      35,589                11.8%             33,606              13.9%
Recapitalization costs                                                --                 0.0%              2,100               0.8%
Acquisition and related costs                                         --                 0.0%              5,741               2.3%
Restructuring costs                                                2,000                 0.7%              1,694               0.7%
                                                                --------               -----            --------            ------
      Total costs                                                284,330                94.4%            253,181              99.6%
                                                                --------               -----            --------            ------
Income from operations                                            16,927                 5.6%                978               0.4%
Interest expense                                                  (1,565)              (0.5)%               (179)            (0.1)%
Interest income                                                    1,033                 0.3%                494               0.2%
                                                                --------               -----            --------            ------
Earnings before income taxes                                      16,395                 5.4%              1,293               0.5%
Provision for income taxes                                        (6,558)              (2.2)%             (1,635)            (0.6)%
                                                                --------               -----            --------            ------
Net income (loss)                                               $  9,837                 3.3%           $   (342)            (0.1)%
                                                                ========               =====            ========            ======

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Revenues: Revenues increased by approximately $30.5 million, or 41.8%, to $103.4 million in the three month period ended September 30, 2000, from $ 72.9 million in the three months ended September 30, 1999.

  Revenues in our U.S. Sales group were $59.6 million, an increase of 92.7% over the $30.9 million in the same period in 1999, and accounted for 57.7% of total Ventiv revenues for the three months ended September 30, 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Novo Nordisk and Novartis. The U.S. Sales group's revenues and operating income for the three months ended September 30, 2000 included approximately $ 1.8 million of incentive fees; there were no incentive fees recognized in the comparable prior year period.

  The U.S. Sales group has seen an increase in demand from clients for incentive-based and revenue sharing arrangements. Under incentive-based arrangements, the U.S. Sales group is typically paid a fixed fee and, in addition, has an opportunity to increase its earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Under revenue sharing arrangements, the U.S. Sales group's compensation is based on the market performance of the products being detailed, usually expressed as a percentage of net sales. The Company expects this trend to continue and, as a result, revenues derived from these arrangements are expected to increase in the near term in both absolute and relative terms. These types of arrangements inherently transfer some market risk from clients to the Company.

  In August 1999, the U.S. Sales group entered into a significant multi-year contract with Bristol-Myers Squibb, Inc. ("BMS"). This contract is scheduled to transition from a fixed plus incentive fee arrangement to a revenue sharing arrangement in January 2001, where the payments made to Ventiv will be entirely determined as a percentage of the revenue stream from the products supported. In the third quarter of 2000, the Company completed negotiations with BMS, which converted an anticipated incentive fee for 2000 into an additional fixed fee payment, payable in December 2000. The Company also commenced discussions with BMS regarding compensation parameters for 2001 and beyond, the outcome of which will ultimately determine the U.S. Sales group's future revenue and profitability under this arrangement. While there can be no assurances as to the outcome or timing of such agreement, management believes that, in the near future, it will successfully agree to terms with BMS for 2001 and beyond. Also, although under certain circumstances the outcome of these dicussions may affect the timing of recognition of income associated with the additional fixed fee payment, management expects to recognize the related income in the fourth quarter of 2000.

  The Company's European Sales business generated revenues of $21.8 million, a decrease of 23.0% from the third quarter of 1999. Revenues generated by the European businesses represented 21.1 % of total revenues for the fiscal quarter ended September 30, 2000. The decline in revenue was a result of a combination of factors, including client losses following the integration of certain acquired Ventiv businesses, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

  Ventiv Health Communications' revenue represented 15.7% of the Company's third quarter revenues. Revenues for the group were approximately $16.2 million for the three months ended September 30, 2000 which represented an increase of $8.0 million from the $8.2 million of revenue recorded in 1999. This increase was attributable to the shift of business focus away from print media toward live events, beginning in the third quarter of 1999. Live events (meetings; teleconferences; symposia, etc.) are typically large-scale engagements with higher contract values. In addition, margins on such engagements are typically lower than those earned on print media business, which require a higher degree of specialized effort. As a result, revenues shifted from third quarter of 1999 to later periods.

  Health Products Research generated 5.6 % of total revenues, and $5.8 million and $5.4 million in the three-month periods ended September 30, 2000 and 1999, respectively. Revenues increased $0.4 million or 7.0%, from the third quarter in 1999. The increase in revenues was primarily a result of an expansion of the group's client base, partially offset by the effects of consolidation in the pharmaceutical industry. Such consolidation created additional demand for certain services in the third quarter of fiscal 1999 and did not recur in 2000.

  Costs of Services: Costs of services increased by approximately $13.5 million, or 18.7%, to $85.4 million this fiscal quarter from $71.9 million in the three-month period ending September 30, 1999. Costs of services decreased as a percentage of revenues to 82.6% from 97.9% in the three -month periods ended September 30, 2000 and 1999, respectively. The decrease in costs of services as a percentage of revenues was primarily due to a substantial increase in the profitability of the U.S. Sales group, led in large part by margins derived from the BMS contract. The decrease was also partly attributable to: i) the results of previous actions taken in the UK relating to reductions of syndicated sales force capacity; ii) the effect of one-time start-up costs of approximately $2.0 million in 1999 related to the BMS contract, and iii) the effect of incentive fee payments for the three-month period ending September 30, 2000 of $1.8 million, for which there were no corresponding costs of services.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $2.9 million, or 17.9%, to $10.8 million from $13.1 million in the three-month periods ending September 30, 2000 and 1999, respectively. Selling, general and administrative expenses decreased as a percentage of revenue to 10.4% for the three months ending September 30, 2000 from 18.7% for the three months ending September 30, 1999. The decline as a percentage of revenue is primarily the result of the effect of measures taken in the fourth quarter of 1999 and during the third quarter of 2000 to restructure the European operations. Savings were realized at the corporate level following the completion of the transition of the accounting and finance functions from Snyder, eliminating the assistance fees charged previously for such services. In addition, the decrease in selling, general and administrative costs reflects the benefit of actions taken earlier this fiscal year to reduce overall operating costs at Ventiv Health Communications. These savings were partially offset by an increase in infrastructure costs and investments related to e-Ventiv and other new business development initiatives.

  Recapitalization Costs: During the three-month period ending September 30, 1999, Ventiv recorded $2.1 million of recapitalization costs in connection with the spin-off from Snyder. This cost consisted of non-cash charges related to restricted stock, issued to certain key employees of Ventiv, which partially vested immediately following the Distribution. There was no similar charge in 2000.

  Acquisition and Related Costs: During the three months ended September 30, 1999, the Company recorded $5.7 million in non-recurring acquisition and related costs with regard to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech Research Associates Inc. ("PromoTech"), in exchange for the release of any and all claims against Snyder or Ventiv, related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not a part of the purchase price for accounting purposes. There were no similar costs in 2000.

  Restructuring Costs: During the third quarter of 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria; ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. The Company will continue to do business in Austria, but these activities will now be managed by the German operation. In connection with the adoption of this plan, the Company recorded a pre-tax charge of $2.0 million.

  Interest Expense: Ventiv recorded $0.5 million of interest expense in the three months ended September 30, 2000, a notable increase over the relatively immaterial amount recorded in the comparable prior year period. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program (see "Liquidity and Capital Resources").

  Investment Income: Ventiv recorded approximately $0.2 million and $0.1 million of investment income in the three months ended September 30, 2000 and 1999, respectively. The increase in interest income reflects the benefits from management's efforts to centralize treasury functions for its U.S. operations allowing for more timely and effective concentration and investment of cash balances. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

  Provision for (Benefit from) Income Taxes: Ventiv recorded a provision for income taxes using an estimated effective tax rate of 40.0% for the three-month period ended September 30, 2000, and a benefit using an effective tax rate of 34.8% for the three-month period ended September 30, 1999. Ventiv's current effective tax rate reflects the full impact of non-deductible goodwill amortization associated with prior acquisitions and was based on current internal earnings projections for the year ending December 31, 2000 by tax jurisdiction.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by approximately $16 million to $3.0 million, from a loss of $ 13.0 million, in the three months ended September 30, 2000 and 1999, respectively. Higher revenue and reduced spending levels, coupled with the absence of certain non-recurring acquisition and related costs, contributed to the increase in net earnings, as more fully explained above.

  Shares used in computing basic and diluted EPS decreased by approximately 1.4 million and 0.4 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the three months ended September 30, 1999, as they were anti-dilutive to the net loss per share and were not issued until the date of the Distribution (see Part I.--Item 1.-- Notes to Condensed Consolidated Financial Statements--Note 3 "Share Repurchase Program" and Note 4 "Earnings per Share").

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

  Revenues: Revenues increased by approximately $47.1 million, or 18.5%, to $301.3 million in the nine-month period ended September 30, 2000, from $254.2 million in the nine-month period ended September 30, 1999.

  Revenues in our U.S. Sales group were $169.1 million, an increase of 80%, or $75.2 million, over 1999, and accounted for 56.1% of total Ventiv revenues for the nine months ended September 30, 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Forest Labs, Johnson & Johnson and Novartis. The U.S. Sales group's revenues and operating income for the nine months ended September 30, 2000 included approximately $4.4 million of incentive fees; there were no incentive fees recognized in the comparable prior year period.

  The Company's European Sales business generated revenues of $69.1 million, a decrease of 32.3% from 1999. Revenues generated by the European businesses represented 22.9% of total revenues for the nine-month period ended September 30, 2000. The decline in revenue was a result of a combination of factors, including client losses following the integration of certain acquired Ventiv businesses, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

  Ventiv Health Communications' revenue represented 15.0% of the Company's total revenues. Revenues for the group were approximately $45.2 million for the nine months ended September 30, 2000 which represents an increase of $3.4 million or 8.2% from the $41.8 million of revenue recorded in 1999. This increase was attributable to the shift of business focus away from print media toward live events, beginning in the third quarter of 1999. Live events (meetings; teleconferences; symposia, etc.) are typically large-scale engagements with higher contract values. In addition, margins on such engagements are typically lower than those earned on print media business, which require a higher degree of specialized effort. As a result, revenues shifted from the third quarter of 1999 to later periods.

  Health Products Research generated 5.9% of total revenues for the nine-month period ended September 30, 2000. Revenues increased $1.5 million or 9.0%, from $17.8 million to $16.3 million in the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in revenues was primarily a result of an expansion of the group's client base, partially offset by the effects of consolidation in the pharmaceutical industry. Such consolidation created additional demand for certain services in the second and third quarters of fiscal 1999 and did not recur in 2000.

  Costs of Services: Costs of services increased by approximately $10.4 million, or 17.5%, to $246.7 million for the nine-month period ended September 30, 2000 from $210.0 million in the nine-month period ending September 30, 1999. Costs of services increased by approximately 1% less than the growth in revenues. Costs of services remained relatively constant as a percentage of revenue at approximately 82.0%. However, the costs of services for the nine months ended September 30, 2000 were adversely impacted by approximately $2.0 million of one-time charges, which were recorded as part of ongoing operations during the first quarter. These charges related primarily to a reduction in syndicated sales force capacity in the U.K.-based contract sales business and to efforts to reduce headcount and other fixed costs in Ventiv Health Communications. The effect of these charges was partially offset by higher margins from the U.S. Contract Sales business, which included profits contributed by the BMS contract. The cost of services for 1999 were affected in the third quarter by the one-time costs incurred with respect to the start-up of the BMS contract. We believe that the actions taken this year and late in 1999, including the reduction of syndicated sales force capacity in the U.K., will continue to benefit future periods.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $2.0 million, or 5.9%, to $35.6 million from $33.6 million in the nine-month periods ended September 30, 2000 and 1999, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.8% from 13.9%. The increase in selling, general and administrative expenses was due largely to additional ongoing overhead expenses, beginning in the third quarter of 1999, related to the formation of Ventiv's independent management and administrative infrastructure following the Distribution. In addition, the increase also reflects the Company's investments related to e-Ventiv and other new business development initiatives.

  Recapitalization Costs: During the three-month period ending September 30, 1999, Ventiv recorded $2.1 million of recapitalization costs in connection with the spin-off from Snyder Communications Inc. ("Snyder"). This cost consisted of non-cash charges related to restricted stock, issued to certain key employees of Ventiv, which partially vested immediately following the Distribution. There was no similar charge in 2000.

  Acquisition and Related Costs: During the three months ended September 30, 1999, the Company recorded $5.7 million in non-recurring acquisition and related costs with regard to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech, in exchange for the release of any and all claims against Snyder or Ventiv, related to the purchase of PromoTech. The payment was not provided for in the purchase agreement and is not a part of the purchase price for accounting purposes. There were no similar costs in 2000.

  Restructuring Costs: During the third quarter of 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria; ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. The Company will continue to do business in Austria, but these activities will now be managed by the German operation. In connection with the adoption of this plan, the Company recorded a pre-tax charge of $2.0 million.

  Non-recurring costs recorded in the nine-month period ended September 30,1999 included charges of $1.7 million related to the consolidation and integration of certain of Ventiv's acquired operations within U.S. Contract Sales, Ventiv Health Communications and the Company's U.K.-based sales business.

  The Company believes that actions taken will substantially benefit future operations.

  Interest Expense: Ventiv recorded $1.6 million of interest expense in the nine months ended September 30, 2000, a notable increase over the $0.2 million recorded in 1999. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program (see "Liquidity and Capital Resources").

  Investment Income: Ventiv recorded approximately $1.0 million and $0.5 million of investment income in the nine months ended September 30, 2000 and 1999, respectively. The increase in interest income reflects the benefits from management's efforts to centralize treasury functions for its U.S. operations allowing for more timely and effective concentration and investment of cash balances. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

  Provision for Income Taxes: Ventiv recorded provisions for income taxes using an estimated effective tax rate of 40% for the nine-month period ended September 30, 2000. Ventiv's current effective tax rate reflects the full impact of non-deductible goodwill amortization associated with prior acquisitions and was based on current internal earnings projections for the year ending December 31, 2000 by tax jurisdiction. For the nine-months ended September 30,

1999, the Company used an effective rate of 127% and recorded a tax provision on a net book loss due to the non-deductibility of certain goodwill amortization and other acquisition and related, non-recurring costs.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by $10.1 million to $9.8 million, from a loss of $0.3 million, in the nine-month periods ended September 30, 2000 and 1999, respectively, as more fully explained above.

  Shares used in computing basic and diluted EPS decreased by approximately 1.0 million and 0.3 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the nine months ended September 30, 1999, as they were anti-dilutive to the net loss per share and were not issued until the date of the Distribution (see Part I.--Item 1.--Notes to Condensed Consolidated Financial Statements--Note 3 "Share Repurchase Program" and Note 4 "Earnings Per Share").

Liquidity and Capital Resources

  At September 30, 2000, Ventiv had $26.7 million of cash and cash equivalents, a decrease of $11.0 million from December 31, 1999. For the nine-month periods ending September 30, 2000 compared to September 30, 1999, cash used in operations increased by $4.8 million and cash used in investing activities increased by $0.2 million. In addition, cash provided by financing activities decreased by $20.1 million to $0.2 million. Cash provided by financing activities in the nine months ended September 30, 1999 included approximately $22.6 million of funds provided by Snyder prior to the Distribution date (see below). These decreases were partially offset by favorable effects of changes in foreign exchange rates.

  Cash used by operations was $6.0 million in 2000 compared to $1.2 million in 1999. This increase was primarily due to the combined effect of increased accounts receivable, resulting from the growth of businesses, decreased amounts of unearned revenue, resulting from the delivery of services on longer term contracts for which advances had been received in late 1999 and early 2000, and income tax payments made on behalf of the U.S. operating businesses. These decreases were partially offset by the increase in net income and depreciation expense. During the nine months ended September 30, 2000, the US Sales group entered into a master lease agreement for a fleet of automobiles valued at $17.3 million. This resulted in an increase of approximately $2 million in depreciation expense related to these leased automobiles.

  Cash used by investing activities was $5.8 million and $5.6 million through September 30, 2000 and 1999, respectively. Cash expenditures in 2000 relate to the investment made in RxCentric and capital expenditures. In 1999, investing activities included $2.9 million of cash acquired through the purchase of a subsidiary.

  Cash financing activities was $0.2 million and $20.3 million for the nine months ended September 30, 2000 and 1999, respectively. During 2000, the Company made net borrowings under the line of credit of $19.0 million (of which $16.0 million has been classified as non-current) and repaid $1.2 million against a previously outstanding foreign line of credit. During the nine months ended September 30, 2000, the Company made payments on capital lease obligations totalling approximately $1.7 million (see above). During 1999, the Company received investments and advances from Snyder of approximately $22.6 million related to the forgiveness of the amounts owed to Snyder as part of the Distribution transaction which occured on September 27, 1999. In addition, under the stock repurchase plan, in 2000 the Company has acquired and retired approximately 1.7 million shares of common stock for approximately $17.4 million (including applicable fees and brokers' commissions).

  On December 1, 1999, we entered into a $50 million unsecured revolving credit facility, expiring with a term of four years. Borrowings may be used for general corporate purposes, acquisitions and the repurchase of up to $37.5 million of Ventiv Health, Inc. common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At September 30, 2000, the Company was in compliance with these financial covenants.

  We believe our cash and equivalents, as well as cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future. We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives which we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition opportunities which we may wish to pursue in the future.

  We are subject to the impact of foreign currency fluctuations, specifically that of the British pound, the German mark and the French franc. To date, changes in the exchange rates of the British pound, the German mark and the French franc have not had a material impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. We do not expect the introduction of the Euro to have a material impact on our operations or cash flows in the near term. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand our services in Europe.

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

 Long-term Debt Exposure

  As of September 30, 2000, the Company has drawn $19 million against its $50.0 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.2 million of interest expense on an annual basis.

 Foreign Currency Exchange Rate Exposure

  Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at September 30, 2000. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 43%, 28% and 29% of the Company's foreign-sourced revenues for the nine-month period ended September 30, 2000 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.


                                                                                      10% Decrease in
                                                                                      ---------------
                                                                        Balance at     Value of Local
                                                                        ---------      --------------
                                                                       September 30    Currencies to
                                                                       ------------    -------------
                                                                           2000           US Dollar
                                                                           ----           ---------
Total Assets..................................................           $241,721          $235,735
Total Liabilities.............................................            102,763            95,773
Revenues......................................................            301,257           294,345

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

  The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.

ITEM 4.   Submission of Matters to a Vote of Security Holders

       Not applicable

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

  27.1  Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VENTIV HEALTH, INC.



                                   By: /s/   Gregory S. Patrick
Date: November 7, 2000

                                              Gregory S. Patrick
                                            Chief Financial Officer
                                         (Principal Financial Officer)

                                   By: /s/ Joseph S. Durko

                                                Joseph S. Durko
                                         Vice President and Controller
                                        (Principal Accounting Officer)