Form 10-K
period 2000-12-31
VENTIV HEALTH INC
filed 2001-04-02
CIK 1089473

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the transition period from     to

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

          Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of Each Exchange on
Title of Each Class                                      Which Registered
-------------------                                -----------------------------
Common Stock, par value $0.001 per share.......... Nasdaq National Market System

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [_]

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 16, 2001 was approximately $288,015,695.


   As of March 16, 2001, there were 22,818,452 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's definitive proxy statement to be filed with the Commission for use in connection with the 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item  Description                                                                             Page
----  -----------                                                                             ----
                                     PART I

1     Business...............................................................................   1
2     Properties.............................................................................  10
3     Legal Proceedings......................................................................  10
4     Submission of Matters to a Vote of Securities Holders..................................  10

                                    PART II

5     Market for the Registrant's Common Stock and Related Stockholder Matters...............  11
6     Selected Financial Data................................................................  12
7     Management's Discussion and Analysis of Financial Condition and Results of Operations..  13
7A    Quantitative and Qualitative Disclosures About Market Risk.............................  23
8     Financial Statements and Supplementary Data............................................  24
9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  48

                                    PART III

10    Directors and Executive Officers of the Registrant.....................................  49
11    Executive Compensation.................................................................  49
12    Security Ownership of Certain Beneficial Owners and Management.........................  49
13    Certain Relationships and Related Transactions.........................................  49

                                    PART IV

14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  49

Signatures

                                     PART I

Item 1. Business.

Overview

   Ventiv Health, Inc. ("Ventiv" or the "Company") provides global marketing and sales services for the pharmaceutical and life sciences industries. Our clients include leading pharmaceutical, life sciences, biotechnology, medical device and diagnostics companies. We offer a broad range of integrated services, including consulting and analytics, market research and intelligence, strategic and tactical planning, educational and communications programs targeted to physicians and consumers, internet communications, sales execution and product management.

   The business currently conducted by Ventiv was established in 1997 by Snyder Communications, Inc. ("SNC") in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, SNC completed a series of acquisitions that expanded both the scope of services and geographic presence of the business managed by Ventiv today. On September 27, 1999, SNC completed the distribution of Ventiv's common stock to the shareholders of Snyder (the "Distribution"). Since September 27, 1999, Ventiv has operated as an independent, publicly traded company.

   Our organization and service offerings reflect the changing needs of our clients as their new products move through the development and regulatory approval process. As a potential drug or device advances in the clinical trial process towards commercialization, our clients must first educate medical decision makers through a variety of informational media. These pharmaceutical and life sciences companies subsequently need to design a focused launch campaign to maximize product profitability upon regulatory approval of their product. Prescription products are typically sold through product detailing, which involves one-on-one meetings between a sales representative and a targeted prescriber. Pharmaceutical manufacturers, in particular, rely on this sales process as the most effective means of influencing prescription-writing patterns, although these companies are now increasingly supplementing their marketing programs with direct-to-consumer advertising. In the past, product detailing was handled by the pharmaceutical manufacturers themselves. However, the recent focus among our clients on flexibility in cost management and effect utilization of internal sales and marketing resources has led to an increased frequency of this work being outsourced to contract providers.

   Our service offerings are designed to facilitate the development and execution of marketing strategies as new products advance from clinical trials to product launch and throughout their useful life. We believe that we are not only one of the leading providers of healthcare marketing services, but that we are also particularly well positioned to provide global integrated services that address the full spectrum of client demands. To date, our clients are comprised primarily of pharmaceutical companies, which are estimated to have outsourced a minority of the amount they spend worldwide on such services.

   We serve our clients primarily through three business units: Health Products Research ("HPR"), Ventiv Health Communications ("VHC") and Ventiv Health Sales ("VHS"). These units reflect the primary aspects of the marketing process for pharmaceutical and other life sciences products. First, a product's targeted marketing and sales effort must be carefully designed to maximize the manufacturer's return on investment (HPR); second, product awareness and demand within the medical community must be created and maintained throughout the pre- and post-launch marketing effort (VHC); third, the product must be sold by a team of highly trained sales representatives (VHS); and, finally, sales results must be constantly monitored and sales strategies must be adjusted to respond to a dynamic marketplace (HPR). Each unit is integrated as part of the overall program but performs very specific functions. Our clients may choose either to work with us across our full spectrum of services or narrowly focus their service needs within one of these units. There is significant overlap among product lines and extensive opportunities for cross-selling. Most of our largest clients utilize the services of more than one unit.

   Our business units possess significant combined experience, as each has developed and conducted successful marketing and sales programs for hundreds of individual pharmaceutical and life science products. Our expertise spans most therapeutic categories, including the significant markets of cardiology, anti-infectives, oncology and neurology. Our core competencies and track record of proven success enable us to establish strong relationships with our clients' senior marketing and sales personnel, leading to a high rate of repeat business.

   Our strategic goal is to provide the pharmaceutical and life sciences industries with value-added marketing and sales services that will enable our clients to achieve superior product sales through higher market penetration.

 Ventiv's Business Units

   We offer a full spectrum of marketing and sales services through our three business units: HPR, VHC, and VHS. During 2000, we have also established two additional complementary divisions, e-Ventiv and Ventiv Integrated Solutions ("VIS").

 HPR

   HPR is responsible for the design of a product launch program and monitoring that program's development to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources (such as the contract pharmaceutical sales force) and third parties (such as IMS Health Inc., a provider of market research data for the healthcare industry) to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients.

   HPR offers the following core services which it customizes for particular clients:

  . Market Segmentation Analyses: HPR conducts segmentation analyses of the physician universe using pharmacy-level data in combination with numerous variables such as product potential, market share, the medical professionals' specialties and reputations as innovators, and many other individually weighted qualitative and quantitative data points. Segmenting this physician-level data supports analyses and modeling that are designed to address issues such as promotion response, targeting, message development and forecasting. HPR also links segment data to primary market research to identify differences in attitudes and estimate future prescribing patterns.

  . Promotion Planning and Evaluation (PROMSM): HPR's proprietary Promotion Response Optimization Model (PROMSM) measures historical promotion response by physicians from various personal and non-personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROMSM is unique in that it can measure a separate response for individual physicians by promotional channel. PROMSM is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROMSM is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness.

  . Resource Allocation (Single and Multi-Product): Utilizing segmentation and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

     The UniBrandSM model uses the output of a PROMSM analysis and market research as inputs into a causal forecasting model that develops, by brand, future promotion response curves and optimal, unconstrained details by physician segment while considering future market events and the knowledge of product management. Based on the response by promotion type and an understanding of the interaction among promotion types, a promotion mix analysis can determine the optimal promotion by brand. The UniBrandSM approach focuses on increasing return on investment through the evaluation of content and capital employed for each promotion type. Additionally, it also identifies how one type of promotion can substitute for and/or enhance other promotion types.

     Once the future response curves have been calibrated by UniBrandSM, this leading-edge technology can be incorporated in a multi-product resource allocation model, or RAMSM. RAMSM is designed to maximize sales and profits by determining optimal salesforce size and structure, as well as constrained details across brands. The RAMSM approach also can be used to examine "what if" scenarios for different strategic and tactical alternatives.

  . Call Planning System (CAPSSM): Through its proprietary technologies, HPR's CAPSSM provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPSSM system determines the best call frequency and brand detailing priorities for each physician. CAPSSM also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments.

  . Sales Force Deployment and Analysis Group: HPR provides strategic sales force alignment and deployment strategies for home office and field teams. Alignment services are conducted by analysts with technical expertise as well as healthcare industry experience who are committed to the design and realignment of salesforces.

  . Data Services: HPR provides healthcare-specific data management services by integrating data from multiple sources, including internal legacy systems and purchased third-party data, to identify opportunities that drive business performance. Data service consultants design customized data collection and manipulation software programs which analyze data, maintain report generation functions and manage operational activities such as production control, data clean-up, matching and ad hoc projects.

  . Market Research: HPR conducts primary and secondary research, syndicated studies, market tracking and custom research audits. It has developed expertise in developing proprietary customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers. During 2000, HPR introduced its pioneering Metropolitan-Area Promotional Audit (MPA), a syndicated service that studies thousands of physicians and tracks pharmaceutical promotional activity city by city, intelligence that was previously available only on a national basis.

  . Strategic Consulting: HPR's consultants in the strategic consulting group work with clients, designing solutions for issues such as resource allocation, forecasting, pricing, and compensation. Their focus on incorporating best practices within the culture of organizations yields pragmatic and easily implemented business solutions that can be integrated throughout the organization.

     HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence.

     The direct link that exists between the strategy and the data ensures pragmatic and effective solutions and yields tangible results for our clients.

 VHC

   VHC provides education and communications to physicians and other decision makers in the medical community and helps clients manage their relationships with these professionals. Through sophisticated physician profiling and influence mapping, VHC targets appropriate decision makers for maximum impact. It then provides education and communications involving the profile of a product or disease state, in order to generate interest and stimulate demand both prior to and after a product launch. Therefore, the educational process begins in early-stage clinical trials and is accomplished through a variety of media customized to a client's needs.

   VHC maintains accreditation status with both the Accreditation Counsel for Continuing Medical Education ("ACCME") and American Council on Pharmaceutical Education ("ACPE"). This distinction provides our programs essential credibility in the medical community and mitigates the skepticism of many physicians regarding information provided directly by life sciences companies. In fact, our ACCME and ACPE accreditations have resulted in significant attendance at VHC events because physicians are required to earn a minimum number of Certified Medical Education ("CME") credits in order to maintain their licenses.

   The following describes several of our more frequently used product formats for the delivery of information:

   Meetings. VHC products and services include the development and management of meetings, including speaker bureaus and "peer-to-peer" dinner meetings. These meetings typically involve physicians hearing presentations regarding a drug or treatment protocol presented by experts in the field.

   Symposia & Congresses. VHC also develops and organizes large symposia and congresses that are sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. These meetings typically involve presentations regarding drugs, conditions and/or treatment protocols by a faculty of experts. Many attendees and faculty from remote locations are able to participate via an interactive satellite transmission organized by VHC.

   Telemarketing. By providing a complete staff of trained telemarketers, our telemarketing services significantly enhance a life sciences company's ability to communicate effectively with physicians. These services give us the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales lead, phone surveys, consumer surveys, customer service, compliance building and patient care management.

   Interactive. Pharmaceutical companies have been allocating more promotional spending into "alternative media," and VHC is well positioned to serve their needs with its successful track record of developing CD-ROM, Internet-related media and other interactive products. These interactive programs can be designed as a training tool for a pharmaceutical company's own salesforce, a board review study guide for physicians, or a self-paced instructional package on a wide variety of topics for doctors, nurses, patients and other target groups.

   Audio Cassettes. Audio cassettes typically deliver topical information to doctors such as lectures by leading physicians, roundtable discussions, summaries of conferences, interviews with prominent specialists, and similar information. Generally 30 to 60 minutes in length, they can be accredited or non-accredited, but are always educational in nature or content.

   Direct Mail & Sample Fulfillment. Registered with the FDA as a secondary repackager, VHC offers a full complement of warehousing, assembly and packaging, and mailing and distribution services. This allows VHC to provide quick and efficient assembly of promotional programs with samples, under controlled conditions, and ship these promotional materials to potential prescribers from its warehouse. The effective warehousing and distribution system allows for precise tracking of inventory levels for all products. The group's combination of pharmaceutical warehousing and direct mail capabilities allow it to coordinate sample delivery with sales calls on physicians as well as administer drug recalls and rebate programs, all part of a scamless automated product offering for the client.

   Other Products. In addition, VHC offers a number of auxiliary products and services and maintains an ability to deliver content in substantially all forms of media that life sciences companies use to communicate promotional and educational messages. Other media can involve drug utilization reviews, color atlases, posters, videotapes, convention kiosks and screen savers. VHC also assists its clients through higher value-added services such as product marketing strategy consulting, database management focused towards sales targeting, and field support services.

   VHC's ability to deliver its marketing and educational messages through a wide range of media has enhanced our reputation as a "one-stop shop" offering an integrated range of services to life sciences companies. However, each marketing solution is customized to deliver a specific message to a highly targeted audience. VHC also searches constantly for ways to expand its products to meet the needs of our clients and combine its services with those of our other operating groups. For example, offering avenues of support through the direct mail and sample fulfillment programs enables VHS' and other sales forces to operate more efficiently and effectively by automating a significant portion of the post-physician consultation follow-up work (such as literature and sample mailings).

 VHS

   VHS is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products. This service is otherwise known as "product detailing." VHS maintains and operates the requisite systems, facilities, and support services to recruit, train and deploy a customized, full-service and highly targeted sales force within 8-12 weeks. Currently, VHS operates one of the largest sales organizations in the United States (larger, in fact, than many pharmaceutical companies), with approximately 3,000 sales representatives in the U.S. and approximately 4,500 worldwide as of December 31, 2000. It also has significant global coverage through its operations in the United Kingdom, France, Germany, and Hungary.

   Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's FDA-approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential side-effects, dosage, danger of contra-indications with other drugs, cost and any other appropriate information. The dialogue is two-way with the salesperson collecting the views of each individual physician. Discussions will often include topics such as the type of patient most likely to benefit from a particular therapy as well as the relative benefits of alternative products. This requires the salesperson to be well-educated and highly trained, both of which are core competencies of VHS. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product.

   Providing clients with the highest quality sales people requires effective recruiting and training. To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure the highest-quality of representation for our clients. VHS's recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. VHS hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and maximize cost efficiency.

   We also emphasize the training of our personnel, and believe we are the only contract sales organization with a fully dedicated stand-alone training department. VHS's Professional Development Group has the largest dedicated training facility of its type in the United States. Our goal is to ensure that sales representatives are knowledgeable and operate professionally, effectively, and efficiently. Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity, and pharma-manager leadership are covered extensively in order to prepare the representatives for their contact with medical professionals. VHS's trainers are top professionals in their field and rely upon proprietary information regarding physician prescribing behavior and industry best practices. As the students are from both VHS's sales force and our clients' sales forces, the training and development services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as differentiating factors which distinguish VHS from its competitors and benefit the overall contract sales effort.

   Once recruited and trained, VHS operates two types of sales forces: dedicated and syndicated. A dedicated sales force is responsible for the sales of only one product or of multiple products of a single manufacturer. Dedicated sales forces facilitate focus and one-on-one conversations with prescribing physicians. A syndicated sales force represents products of multiple manufacturers, and, as such, the client purchases a share of the time the sales person spends with the physician, thereby decreasing overall cost for the service. The applicability of each sales force depends on the specific circumstance and the client's portfolio of products. Syndicated sales forces are seldom used in the U.S., but have been more common in the U.K., France and other parts of continental Europe.

   We are committed to providing our clients with customized cost-effective sales support. This is reflected in the variety of options clients have to choose from, including the type of sales force (dedicated vs. syndicated), the specialties of the sales force (oncology, cardiology, etc.), the methodology employed to target decision makers in the medical community and the type of analysis to be conducted based on the information the sales force collects. We work closely with our clients in all aspects of our service offering to ensure maximum impact of the product's promotional effort.

   We believe that VHS leads the industry in the collection and analysis of data necessary to make marketing resource allocation decisions. Sales representatives are equipped with palm-top computers in order to collect sales call and physician profiling information, which is uploaded into a central data storage server after each day of sales calls. Our state-of-the-art information processing system allows sales management teams to analyze real-time data constantly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy.

   Our ability to increase the incremental sales of older life sciences products and enhance the sale of newer products is critical to the financial success of our clients. Our integrated approach to contract sales, an experienced management team, recruiting, professional training and development, and use of technology provide the Company with a competitive advantage in marketing products for our clients. With the ability to leverage off of the capabilities of HPR and VHC, VHS is well-positioned to provide value-added services across an array of product types in the life sciences industry.

 e-Ventiv

   During 2000, Ventiv established its e-Ventiv division to provide internet solutions that complement and integrate with Ventiv's existing sales, communications, strategic consulting and analytical capabilities. We formed a strategic alliance with RxCentric, Inc., a leading provider of comprehensive drug information to the medical community, including product information, online detailing support, samples and web-enabled CME. In addition, we formed a strategic alliance with HeliosHealth.com, a unique direct-to-consumer Internet platform that provides health education to patients via interactive kiosks in physicians' waiting rooms and via a website. These offerings are designed to further enhance the value of our integrated offering and to deliver more powerful, coordinated marketing solutions to our clients.

 VIS

   During 2000, Ventiv established VIS, a separate business unit that focuses on developing fully-integrated revenue-share partnerships with new and existing clients. VIS unites Ventiv's market-leading businesses and offers a new solution for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing partners to retain control of their assets. Potential VIS clients include large pharmaceutical companies, which need to drive growth by focusing on their key power brands and yet face a tradeoff vis-a-vis mid-sized brands that are still promotionally-responsive and profitable. In addition, many biotech firms are seeking comprehensive commercialization partners to help build sales and marketing infrastructure and drive product success.

Competitive Advantages

   Leading Global Healthcare Marketing and Sales Services Company. We are one of the largest competitors in the global market for outsourced pharmaceutical marketing solutions, with significant operations throughout Europe (the United Kingdom, Germany, France and Hungary) and the United States. We are a large-scale provider of contract sales with a salesforce ranked in the top three, based on size, among outside providers in the United States, Germany, France and the United Kingdom, constituting four of the top six worldwide pharmaceutical markets. We are also a significant provider of medical communications and strategic sales and marketing planning. We service a large number of physicians, nurses, pharmacists and formularies. These people are regularly contacted by our representatives--over 4 million calls on physicians in 2000 alone--enabling the collection of valuable profiling data. Our large-scale presence in each key market provides significant advantages in terms of experience, speed, capabilities, and technology.

   A Broad and Integrated Service Offering. We offer a broad and integrated range of services, from the education of physicians on a drug's development, through the strategic analysis and design of a targeted product launch, to the availability of approximately 4,500 sales representatives to implement a targeted sales plan. The comprehensive education programs include conventions, symposia and CME credit classes necessary for physicians to retain their licenses. When a drug is ready to be launched, HPR utilizes proprietary call planning, territory alignment and workload analysis to ascertain the ideal staff levels and coverage required to reach forecasts, subsequently monitoring progress on a real-time basis to maximize return on investment for pharmaceutical clients. The deployment of our highly trained salesforce is managed by a national recruitment team that ensures that calls begin on a coordinated basis within 8-12 weeks.

   Proprietary Technologies and Data. We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. VHC has developed a product called Lighthouse(TM), which is a proprietary knowledge management system that enables us to manage promotional and educational programs, track their progress and results down to the physician level, and report on them to our clients. Lighthouse also supports our efforts in the Professional Relationship Management arena, combining physician profiles with outreach response, targeting, influence mapping and results-oriented data to help clients manage their relationships with physicians and develop the appropriate communications programs to increase market share. Pharmaceutical companies are allocating more marketing dollars to market insight and proprietary data, and our established expertise positions us to serve this segment. To conduct strategic studies, HPR employs a series of programs which were designed in-house and utilize data which is gathered and processed by VHS and by HPR's proprietary market research. Simultaneous access to the aforementioned resources enables HPR to produce unique and intricate value-added studies for the benefit of our clients. These value-added offerings are a significant advantage for us because they directly translate into an increase in our clients' return on investment through better sales force sizing and targeting and higher sales force productivity. Moreover, we have made a considerable investment in technology and are focused on using cutting-edge sales force automation tools to increase our efficiency. Approximately 75% of our sales force in the U.S. is currently equipped with palm-top computers, and our deployment of this technology will increase throughout 2001. Such real-time data is important for pharmaceutical clients during the launch of a drug, allowing rapid profiling of the impact on targeted physicians and facilitating the refinement of calling frequency and marketing tactics.

   Existing Broad "Blue Chip" Client Base. In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotech and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Due to the nature of the business, contracts tend to be longer in duration and seldom are terminated prior to their expiration. Relative to our peers, our business is not overly concentrated on a small number of clients. As a result, the existing client base, while not captive, is likely to become more intertwined with us as the relationships grow in tandem with the clients' needs for additional services.

   Experienced and Visionary Management Team. Our management team includes executives with substantial expertise managing pharmaceutical sales forces and establishing sales and marketing strategies. We believe our mix of senior management with pharmaceutical sales force management, entrepreneurial talent and strategic perspective is unique in the industry.

   Our basic strategy is to broaden our service offering, enhance our capabilities, deepen our client penetration and offer fully-integrated solutions. Because of our high level of quality service, our pharmaceutical clients have rewarded us with contract extensions and high rates of repeat business. Physicians routinely give us the highest marks in surveys of medical education programs. Our CME program was recently awarded a four-year accreditation period by ACCME. We are one of only a few ACCME-accredited commercial enterprises. Additionally, we provide highly advanced strategic analysis through Health Products Research.

Clients

   We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies on a global basis. During 2000, approximately 71.6% of our revenues were derived from our ten largest clients which, listed alphabetically, are Bristol-Myers Squibb, Inc. (BMS), Eli Lilly & Company, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Novo Nordisk, Wyeth (American Home Products) and an emerging pharmaceutical company. One client, BMS, accounted for approximately 26.5% of our total revenue for the year ended December 31, 2000. No other single client accounted for more than approximately 10% or more of our revenues during 2000.

   We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 60 to 120 days notice. As a result, we cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect not to renew their contracts, it could have a material adverse effect on our results of operations.

   We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are sold to the same target groups for each client, namely their marketing and sales departments. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the long-term nature of our contracts. We have developed sustained relationships with blue chip clients that provide us with recurring revenue streams and service cross-selling opportunities. Our ability to add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

   Our relationships with a client's marketing and sales organizations also benefit from high switching costs, as retaining another sales force and redesigning a market program would create substantial additional expense and cause losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise.

Competition

   We believe that no other organization offers the same scope of integrated healthcare marketing and sales services as we offer our clients. Our competitors include contract sales organizations as well as contract research organizations that offer healthcare marketing services. Additionally, drug distribution companies have indicated a desire to enter this lucrative market by leveraging their knowledge base and effecting strategic acquisitions. Each of our operating groups faces distinct competitors in the individual markets in which the group operates. However, none of our competitors provides the full scope of services we currently offer through our multiple operating groups.

   Contract Sales. A small number of providers comprise the market for contract sales, which we believe represents approximately 12% of total dollars spent on detailing in the United States. We believe that Ventiv, Innovex (Quintiles) and Professional Detailing, Inc. combined account for most of the United States contract sales market share, with Ventiv and Innovex being the only participants to have an international presence. These organizations historically have not been significant competitors with regard to healthcare marketing services other than contract sales. However, because the rest of the industry is fragmented, with a large number of small providers attempting to develop niche services, one or more of our large competitors in the contract sales market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

   Contract Marketing Services. The contract marketing services sector contains many more competitors and is highly fragmented. This is due in part to the wide variety of marketing activities required by medical product companies, including promotional meetings, symposia, video satellite conferencing, peer-to-peer meetings, medical educational material and conferences, teleservices, field force logistics and product management. As a result, accurate relative market share is more difficult to define as we encounter different competitors for each of these services. The only competitors of significant scale in the broad marketing sector are narrowly focused: Boron LePore & Associates, which provides peer-to-peer physician education meetings, and privately owned ZS Associates, which provides strategic assessments similar to the services of HPR. Neither company is a significant competitor with us in the contract sales market.

Seasonality

   Various aspects of Ventiv's business are subject to seasonal variation, most notably our European contract sales organization where activity decreases during the third quarter of the year due to the traditional European summer holiday season. In addition, VHS is subject to seasonal variations in product usage, to the extent applicable, with respect to products promoted under revenue sharing arrangements.

Employees

   At December 31, 2000, we employed approximately 5,000 people worldwide. We believe that our relations with our employees are satisfactory.

   Many aspects of our business are very labor intensive and the turnover rate of employees in our industry generally is high, particularly in VHS. Our part-time sales force employees account for approximately 26.4% of our total field workforce. We believe our turnover rate is comparable to that of other contract service organizations in our industry. An increase in the turnover rate among our employees would increase our recruiting and training costs and decrease our operating efficiencies and productivity. Our operations typically require specially trained persons, such as those employees in the pharmaceutical detailing business. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. The labor markets for quality personnel are competitive, and we cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons.

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

   In connection with the handling and distribution of pharmaceutical products samples, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States, and certain regulations of the United Kingdom, France, Hungary, Germany, Austria and the European Union. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In certain jurisdictions, including the United Kingdom, France and Germany, pharmaceutical sales representatives are subject to examination and licensing requirements under local law and industry guidelines. Ventiv believes it is in compliance in all material respects with these regulations.

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

Item 2. Properties.

   Our principal executive offices are located in New York, New York at a site we lease. Ventiv and its operating subsidiaries own facilities in Boulder, Colorado and Lenggries, Germany. We lease a total of 15 facilities in the U.S., the U.K., France, Germany, and Hungary. We believe that our properties are well maintained and are in good operating condition.

Item 3. Legal Proceedings.

   From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Securities Holders.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The following table contains the high and low sales prices of our existing common stock traded on the Nasdaq National Market during the periods indicated:

                                                                  High     Low
                                                                  ----     ---
Year ended December 31, 2000
  First Quarter................................................. 10 3/4   7
  Second Quarter................................................ 11 3/8   8 5/8
  Third Quarter................................................. 15      11 3/16
  Fourth Quarter................................................ 13 1/16  8 7/8


                                                                  High     Low
                                                                  ----     ---
Year ended December 31, 1999
  First Quarter................................................. n/a     n/a
  Second Quarter................................................ n/a     n/a
  Third Quarter(1).............................................. 10       7 3/4
  Fourth Quarter................................................ 10 7/8   5 1/4

--------
(1) Information regarding Ventiv's common stock is only available beginning on September 23, 1999 when Ventiv's common stock began trading on a "when issued" basis on the Nasdaq National Market. Ventiv's common stock began its first day of "regular way" trading on September 28, 1999

   On March 16, 2001, the closing price for Ventiv's common stock was $15.75 per share, and there were approximately 7,635 beneficial owners of Ventiv's common stock as of that date.

   To date, Ventiv has not declared cash dividends on its common stock. Ventiv intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of Ventiv and other factors which our Board of Directors will consider as appropriate.

   The transfer agent for Ventiv's common stock is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, New York, 10038.

Item 6. Selected Financial Data.

                            SELECTED FINANCIAL DATA

   The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, the Company's historical consolidated financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for all years presented, except the year ended December 31, 1996, have been derived from audited financial statements of Ventiv. Historical financial information may not be indicative of Ventiv's future performance. Prior to their respective acquisitions, certain U.S.-based acquirees were not subject to federal or state income taxes. Pro forma net earnings (losses) represents net earnings (losses) adjusted to reflect a provision for income taxes as if these entities had been taxed similarly to U.S. C corporations for all periods presented. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                      For the Years Ended December 31,
                               -------------------------------------------------
                                 2000     1999      1998     1997       1996
                               -------- --------  -------- --------  -----------
                                                                     (unaudited)
                                    (in thousands, except per share data)
Statement of operations data:
Revenues.....................  $416,660 $344,655  $321,500 $208,967   $144,704
                               ======== ========  ======== ========   ========
Net earnings (losses)........  $ 16,814 $ (6,793) $  1,446 $ (8,718)  $     83
                               ======== ========  ======== ========   ========
Basic net earnings (losses)
 per share(1)................  $   0.74 $  (0.28) $   0.06 $  (0.37)  $    --
                               ======== ========  ======== ========   ========
Diluted net earnings (losses)
 per share(1)................  $   0.72 $  (0.28) $   0.06 $  (0.37)  $    --
                               ======== ========  ======== ========   ========
Pro forma data (unaudited):
Pro forma net earnings
 (losses)....................       n/a      n/a       n/a $(10,700)  $ (2,729)
                               ======== ========  ======== ========   ========
Pro forma basic net earnings
 (losses) per share(1).......       n/a      n/a       n/a $  (0.45)  $  (0.12)
                               ======== ========  ======== ========   ========
Pro forma diluted net
 earnings (losses) per
 share.......................       n/a      n/a       n/a $  (0.45)  $  (0.12)
                               ======== ========  ======== ========   ========
Shares used in computing pro
 forma basic net earnings
 (losses) per share(1).......    22,628   23,907    23,715   23,715     23,715
                               ======== ========  ======== ========   ========
Shares used in computing pro
 forma diluted net earnings
 (losses) per share..........    23,406   23,907    23,715   23,715     23,715
                               ======== ========  ======== ========   ========
Balance sheet data:
Total assets.................  $251,214 $233,264  $193,644 $100,947   $ 51,180
                               ======== ========  ======== ========   ========
Long-term debt(2)............  $ 32,333 $  1,155  $  1,473 $  4,154   $  2,634
                               ======== ========  ======== ========   ========
Total investments and
 advances from SNC(3)........       n/a      n/a  $119,727 $ 10,371   $  4,697
                               ======== ========  ======== ========   ========
Total equity.................  $149,126 $145,753
                               ======== ========

--------
(1) For all dates prior to the Distribution, the number of shares used to calculate net earnings (losses) per share is equal to the shares of Ventiv common stock that were issued upon the Distribution, which was based on the number of outstanding shares of SNC common stock on September 27, 1999. From the date of the Distribution through December 31, 2000, the number of shares used to calculate net earnings (losses) per share were the actual number of shares of Ventiv common stock outstanding.
(2) Long-term debt includes the non-current portion of the capital lease obligations but excludes the current portion of the line of credit and capital lease obligations.
(3) Investments and advances from SNC represents the net cash transferred to Ventiv from SNC and the net assets and liabilities of businesses acquired by SNC and contributed to Ventiv in connection with the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Ventiv Health, Inc. ("Ventiv" or the "Company") is a unique sales and marketing partner providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated sales and marketing services including: specially designed strategic marketing plans, educational programs targeted to physicians, sales execution, and consulting and analytics. The Company's clients include many of the leading pharmaceutical and life sciences companies. Ventiv's business units operate from the United States, France, Germany, United Kingdom and Hungary.

   The business currently conducted by Ventiv was initially established in 1997 by Snyder Communications, Inc. ("SNC"), beginning with a merger transaction between SNC and a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, SNC completed a series of acquisitions that expanded both the scope of services and geographic presence of the business operated by Ventiv today. On June 22, 1999, the Board of Directors of SNC approved a plan to effect a distribution (the "Distribution") of SNC's healthcare marketing services business segment to existing stockholders. SNC contributed the net assets and liabilities related to its healthcare marketing services business segment in the third quarter of 1999 to a newly formed subsidiary (Ventiv Health, Inc.) and subsequently consummated the Distribution on September 27, 1999 through a special dividend of one share of Ventiv common stock for every three shares of SNC common stock. As a result of the Distribution, Ventiv became an independent, publicly traded corporation.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of SNC. The following information should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2000, 1999 and 1998.

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

   Statements included in this discussion in this Annual Report on Form 10-K relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions are forward-looking statements that involve certain known and unknown risks and uncertainties. Factors that may cause results, performance, achievements or investments expressed or implied by such forward-looking statements to differ from actual results include, among other things, the availability of financing, technological, regulatory or other developments in Ventiv's business, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which Ventiv operates, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors more fully described under the caption "Business Considerations" in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the captions "Employees" and "Government Regulation" in the Business section of this Annual Report on Form 10-K (see Part I--Item 1.-- Business), which sections are incorporated herein by reference.

Overview

   Ventiv is a unique sales and marketing partner providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated sales and marketing services including: specially designed strategic marketing plans, educational programs targeted to physicians, sales execution, and consulting and analytics. Clients include many of the leading pharmaceutical and life sciences companies, including: Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer and Pharmacia. Ventiv conducts business in the United States, France, Germany, United Kingdom, Austria and Hungary.

   Ventiv's services are designed to develop, execute and monitor strategic marketing and sales plans for pharmaceutical and other life sciences products and to conduct educational research and communication services for the medical community.

   We believe that the complementary services which Ventiv is able to offer to its customers will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a coordinated spectrum of healthcare marketing and sales services. Ventiv's Health Products Research unit designs and monitors product launches and ongoing marketing and sales strategies with its proprietary programs to maximize resource utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv Health Communications provides educational and promotional programs to physicians and other healthcare professionals. Ventiv Health Sales designs and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of Ventiv's largest clients utilize the services of more than one of our operating groups. We plan to focus on internal growth for the foreseeable future as our primary means of expansion, although we will consider attractive acquisition and investment opportunities as they arise.

Strategic Business Alliances and Related Transactions

   On March 10, 2000, Ventiv entered into a strategic alliance with RxCentric, Inc., a privately-held New York-based company which provides physicians with rapid access to comprehensive drug and pharmaceutical-related information via the Internet. Pursuant to a multi-year agreement, the companies will share in revenues generated from this alliance, subject to significant revenue and physician recruitment milestones. In connection with this strategic alliance, Ventiv has invested $2.0 million in RxCentric in exchange for a minority equity position in the firm.

   Following this transaction, the Company announced the formation of a new operating unit, e-Ventiv, which will focus on the development of Internet-based solutions that complement Ventiv's existing sales, communications and strategic consulting businesses, enhancing the Company's ability to provide superior outsourced marketing and sales solutions. Specifically, e-Ventiv focuses on the design and development of solutions oriented toward physician interaction (a primary objective of our alliance with RxCentric), patient interaction (a primary objective of our alliance with HeliosHealth.com--which is discussed below) and value-added information for pharmaceutical clients.

   On October 12, 2000, Ventiv entered into a strategic alliance with HeliosHealth.com, a unique direct-to-consumer ("DTC") Internet platform that is the leading provider of interactive kiosks--or "e.stations"--in physician waiting rooms. Helios has installed over 1,000 e.stations, which generate more than 100,000 unique visits per month. In addition, the website generates an additional 100,000 unique visits per month. Helios has sold over 15 sponsorships to major pharma companies including GlaxoSmithKline, Johnson & Johnson, Pfizer and Pharmacia. The companies will jointly market targeted advertising and content to clients and will share revenue generated pursuant to a multi-year agreement. In addition, Ventiv's Health Products Research business will continue to integrate DTC into its traditional consulting services and market research efforts. In connection with this agreement, Ventiv has also made a minority equity investment in Helios of $0.5 million.

   The business activities relating to the alliances with RxCentric and Helios did not materially affect results of operations for the year ending December 31, 2000.

Business Considerations

 Dependence on Expenditures by Companies in the Life Sciences Industries

   Our revenues are highly dependent on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical, medical device, diagnostics and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation, by merger or otherwise, may result in a reduction in the use of contract sales providers.

 Dependence on Trend Toward Outsourcing in the Life Sciences Industries

   Our business and growth depend in large part on the progression of the trend in the pharmaceutical and life sciences industries toward the outsourcing of marketing and sales services. We can give no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the pharmaceutical or life sciences industries, not to use, or to reduce the use of, outsourced marketing and sales services such as those that we provide, would have a material adverse effect on our business.

 Risk-based Contracts

   Particularly in the U.S., Ventiv has seen an increase in demand from clients for incentive-based and revenue sharing arrangements. Under incentive-based arrangements, Ventiv is typically paid a fixed fee and, in addition, has an opportunity to increase its earnings based on the market performance of the products being detailed in relation to targeted sales volumes, salesforce performance metrics or a combination thereof. Under revenue sharing arrangements, the Ventiv's compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. Ventiv expects this trend to continue and, as a result, revenues derived from these arrangements are expected to increase in the near term in both absolute and relative terms. These types of arrangements inherently transfer some market risk from clients to the Company. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors.

 Risk Associated with Our International Operations and Expansion in the United Kingdom and Continental Europe

   Ventiv has a number of operations in the United Kingdom and continental Europe. The following are the material risks inherent in conducting our international operations:

   . difficulties in complying with a variety of foreign laws,

 . effects of governmental regulation on the demand for pharmaceutical products, particularly new products,

   . unexpected changes in regulatory requirements,

   . difficulties in staffing and managing foreign operations,

   . potentially adverse tax consequences,

   . foreign currency risk, and

   . the risk of economic downturn in non-U.S. locations where Ventiv does business.

   We cannot assure you that one or more of these factors will not have a material adverse effect on our international operations and consequently on our business, financial condition and results of operations. Approximately 22.2% of our worldwide revenues in 2000 were generated from operations outside of the United States, 28.0% of which were denominated in British Pounds, 29.8% in German Marks and 42.2% in French Francs. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to the British Pound, French Franc, or German Mark, could have a material adverse effect on our results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge this risk. See Item 7A--Quantitative and Qualitative Disclosures About Market Risk.

 Management of Our Growth

   Ventiv has grown rapidly over the past several years. Our continued growth depends to a significant degree on our ability to successfully leverage our existing infrastructure to perform services for new clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our continued growth will also depend on a number of other factors, including our ability to maintain the high quality of the services we provide to our customers and to increase our penetration with existing customers; to recruit, motivate and retain qualified personnel; and to economically train existing sales representatives and recruit new sales representatives. Our continued growth will also require us to implement enhanced operational and financial systems and additional management resources. We cannot assure you that we will be able to manage our expanding operations effectively or that we will be able to maintain our growth. If we are unable to manage growth effectively, this could materially adversely affect our business, financial condition and results of operations.

 Reliance on Technology; Risk of Business Interruption

   We have invested significantly in sophisticated and specialized computer technology and have focused on the application of this technology to provide customized solutions to meet many of our clients' needs. We have also invested significantly in sophisticated end-user databases and software that enable us to market our clients' products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness. In addition, our business is dependent on our computer equipment and software systems, and the temporary or permanent loss of these equipment or systems, through casualty or operating malfunction, could have a material adverse effect on our business. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

 Government Regulation of Handling and Distribution of Pharmaceutical Samples

   In connection with the handling and distribution of samples of pharmaceutical products, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States and certain regulations in the United Kingdom, France, Germany and the European Union. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In certain jurisdictions, including the United Kingdom and France, pharmaceutical sales representatives are subject to examination and licensing requirements under local law and industry guidelines. Our physician education services are subject to a variety of foreign, federal and state regulations relating to both the education of medical professionals and the marketing and sales of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Ventiv follows similar guidelines in effect in other countries where it provides services. Any changes in these regulations and guidelines or their application could have a material adverse effect on our business. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

 Government Regulation of Pharmaceutical and Life Sciences Industries

   Pharmaceutical manufacturers and the healthcare industry, in general, are subject to significant U.S. federal and state, U.K., French, Hungarian, Austrian, German and European Union regulation. In particular, regulations affecting the pricing or marketing of pharmaceuticals could make it uneconomical or infeasible for pharmaceutical companies to market their products through medical marketing detailers. Other changes in the domestic and international regulation of the pharmaceutical industry could also have a material adverse effect on Ventiv.

Results of Operations

   Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. For consulting and educational services, Ventiv's revenues are generally based on a fixed project amount.

   Costs of services consist of all costs specifically associated with client programs such as salary, commissions and benefits paid to personnel, including senior management associated with specific service offerings, payments to third-party vendors and systems and other support facilities specifically associated with client programs.

   Selling, general and administrative expenses consist primarily of costs associated with administrative functions such as finance, accounting, human resources and information technology, as well as personnel costs of senior management not specifically associated with delivery of client services. In addition, costs related to business development and new product development are classified as selling, general and administrative expenses.

   Restructuring and other charges include compensation to stockholders, recapitalization costs and acquisition and related costs. Restructuring charges include costs to rationalize management and employee positions, penalties for early termination of leases for office space and abandonment of related improvements to that space, as well as anticipated losses on the disposition of assets not related to Ventiv's core business. In 1999, recapitalization costs consisted of restricted stock granted to certain key employees of the Company, which vested immediately following the Distribution. Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations.

   The following sets forth, for the periods indicated, certain components of Ventiv's statement of operations, including such data stated as a percentage of revenues.

                                For the years ending December 31,
                          ----------------------------------------------------
                               2000              1999              1998
                          ---------------   ---------------   ----------------
                                         (in thousands)
Revenues................  $416,660  100.0 % $344,655  100.0 % $321,500  100.0 %
Costs of services.......   334,132   80.2 %  295,296   85.7 %  236,047   73.4 %
Selling, general &
 administrative
 expenses...............    47,117   11.3 %   47,426   13.8 %   43,029   13.4 %
Recapitalization costs..        --     -- %    2,100    0.6 %       --     -- %
Acquisition and related
 costs..................        --     -- %    5,741    1.7 %   16,164    5.0 %
Restructuring charges...     5,447    1.3 %    2,213    0.6 %   11,500    3.6 %
                          --------  -----   --------  -----   --------  ------
Earnings (losses) from
 operations.............    29,964    7.2 %   (8,121)  (2.4)%   14,760    4.6 %
Interest expense........    (3,181)  (0.8)%     (405)  (0.1)%   (2,315)  (0.7)%
Investment income.......     1,239    0.3 %    1,080    0.3 %    1,850    0.5 %
                          --------  -----   --------  -----   --------  ------
Earnings (losses) before
 income taxes...........    28,022    6.7 %   (7,446)  (2.2)%   14,295    4.4 %
Income tax provision
 (benefit)..............    11,208   (2.7)%     (653)  (0.2)%   12,849    4.0 %
                          --------  -----   --------  -----   --------  ------
Net earnings (losses)...  $ 16,814    4.0 % $ (6,793)  (2.0)% $  1,446    0.4 %
                          ========  =====   ========  =====   ========  ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues: Revenues increased by approximately $72.0 million, or 20.9%, to $416.7 million in 2000, from $344.7 million in 1999.

   Revenues in our U.S. Sales business were $242.7 million, an increase of 74.0%, or $103.2 million, over 1999, and accounted for 58.0% of total Ventiv revenues in 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb, Inc.
(BMS), Forest Labs, Johnson & Johnson and Novartis. U.S. Sales' revenues and operating income for the year ended December 31, 2000 included approximately $13.2 million of incentive fees; incentive fees recognized in the comparable prior year period were negligible.

   In August 1999, the U.S. Sales business entered into a significant multi-year contract with BMS. The current relationship with BMS is scheduled to transition from a fixed plus incentive fee arrangement to a revenue sharing arrangement beginning in January 2001, where the payments made to Ventiv will be entirely determined as a percentage of the revenue stream from the products supported. Ventiv has reached an agreement in principle with BMS, which revises the basis for total compensation to be paid to Ventiv for the promotion of BMS products. The revised arrangement with BMS also shifts the physician focus and reduces the size of the overall sales force. This new arrangement with BMS will reduce revenue levels earned under this contract in 2001.

   Ventiv's European Sales business generated revenues of $92.4 million in 2000, a decrease of 29.1% from 1999. Revenues generated by the European businesses represented 22.2% of total revenues for the year ended December 31, 2000. The decline in revenue was a result of a combination of factors including client losses following the integration of certain acquired Ventiv businesses, the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates.

   Ventiv Health Communications' revenue represented 13.8% of the Company's total revenues. Revenues from this business were approximately $57.7 million for the year ended December 31, 2000 which represents an increase of $3.7 million or 6.9% from the $54.0 million of revenue recorded in 1999. This increase was attributable to the shift of business focus away from print media toward live events, beginning in the third quarter of 1999. Live events (meetings; teleconferences; symposia, etc.) are typically large-scale engagements with higher contract values. In addition, margins on such engagements are typically lower than those earned on print media business, which require a higher degree of specialized effort.

   Health Products Research generated 5.7% of total revenues in 2000. Revenues increased $2.9 million or 13.9%, to $23.8 million from $20.9 million for the year ended December 31, 2000 and 1999, respectively. The increase in revenues was primarily a result of an expansion of the group's client base, partially offset by the effects of consolidation in the pharmaceutical industry. Such consolidation created additional demand for certain services in fiscal 1999 which did not recur in 2000.

   Costs of Services: Costs of services increased by approximately $38.8 million, or 13.1%, to $334.1 million for the year ended December 31, 2000 from $295.3 million in the year ended December 31, 1999. Costs of services increased by approximately 7.8% less than the growth in revenues for 2000. Costs of services decreased as a percentage of revenue to approximately 80.2% in 2000 from 85.7% in 1999. The costs of services were lower as a percentage of revenue in 2000 compared to 1999 primarily as a result of incentive fee revenue earned by the U.S. Sales business. These incentive fees increase revenue without a corresponding increase in the cost of services. The benefit of these incentive fees was partially offset as the costs of services for the year ended December 31, 2000 were adversely impacted by approximately $2.0 million of one-time charges, which were recorded as part of ongoing operations. These charges related primarily to a reduction in syndicated salesforce capacity in the U.K.- based contract sales business and to efforts to reduce headcount and other fixed costs in Ventiv Health Communications. The effect of these charges was partially offset by higher margins from the U.S. Sales business, which included the effect of incentive fees from several clients. The costs of services for 1999 were affected in the third quarter by the one-time costs incurred with respect to the start-up of the BMS contract. We believe that the actions taken this year and late in 1999, including the reduction of syndicated sales force capacity in the U.K. and other cost reduction initiatives, will continue to benefit future periods.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $0.3 million, or 0.1%, to $47.1 million from $47.4 million in the years ended December 31, 2000 and 1999, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.3% from 13.8%. The decrease in selling, general and administrative costs was primarily a result of savings generated by the integration actions taken during 1999 and management restructuring efforts in 2000 (see Restructuring Charges below). The savings generated by the above actions were partially offset by additional ongoing overhead expenses, beginning in the third quarter of 1999, related to the formation of Ventiv's independent management and administrative infrastructure following the distribution of the Company's common stock. Decreases were offset in part in 2000 by the Company's investments related to e-Ventiv, Ventiv Integrated Solutions and other new business development initiatives.

   Recapitalization Costs: During 1999, Ventiv recorded $2.1 million of recapitalization costs in connection with the spin-off from SNC. This cost consisted of non-cash charges related to restricted stock, issued to certain key employees of Ventiv, which partially vested immediately following the distribution of Ventiv's common stock. There was no similar charge in 2000.

   Acquisition and Related Costs: During 1999, the Company recorded $5.7 million in non-recurring acquisition and related costs with regard to a payment made by Ventiv, in the form of 695,304 shares of Ventiv common stock, to the prior owners of PromoTech Research Associates, Inc. ("PromoTech"), in exchange for the release of any and all claims against SNC and Ventiv related to the purchase of PromoTech. PromoTech was acquired in March 1999. The additional payment was not provided for in the purchase agreement and could not be considered a part of the purchase price for accounting purposes. There were no similar costs in 2000.

   Restructuring Charges: During 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria (total of 10 employees; ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operation, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. In addition, Ventiv U.K. incurred charges related to the closure of a sales team with a specific client. Ventiv U.K. does not intend to create sales teams of a similar nature in the forseeable future. The closure of this team resulted in the termination of 6 employees. The total charge related to the European operations was approximately $2.9 million.

   The Company also completed an evaluation of the operations at Ventiv Health Communications. As a result of this evaluation, a plan was implemented to restructure this business unit's operations. The Company recorded a restructuring charge of approximately $2.6 million, which provided for: i) rationalization of management and staff positions (total 24 of employees); ii) early termination of leases to reduce overall facilities costs and; iii) the disposition of assets related to the early termination of leases.

   During 2000, the Company accrued and expensed approximately $2.4 million related to employee termination benefits. The Company had paid approximately $1.5 million of this amount by December 31, 2000.

   Charges recorded in 1999 included $3.1 million of costs related to the consolidation and integration of certain of Ventiv's acquired operations in the U.S., U.K. and France under the Company's plan initiated in 1998. The charge consisted of $1.8 million in severance and related payments associated with the termination of 23 employees, and $1.3 million in consulting services and other costs related to these integration activities. The total costs of $3.1 million were partially offset by a reduction of $0.8 million for previously recorded charges due to changes in estimates.

   Interest Expense: Ventiv recorded $3.2 million of interest expense in the year ended December 31, 2000, a notable increase over the $0.4 million recorded in 1999. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program. See "Liquidity and Capital Resources". Interest expense was also higher due to the leasing of an auto fleet at the U.S. Sales business. These leases are capital in nature.

   Investment Income: Ventiv recorded approximately $1.2 million and $1.1 million of investment income in the years ended December 31, 2000 and 1999, respectively. The increase in interest income reflected the benefits from management's efforts to centralize treasury functions for its U.S. operations, allowing for more timely and effective concentration and investment of cash balances. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

   Income Tax Provision (Benefit): Ventiv recorded provisions for income taxes at an effective tax rate of 40% for the year ended December 31, 2000. Ventiv's effective tax rate reflected the full impact of non-deductible goodwill amortization associated with prior acquisitions, net of benefit derived from the use of certain tax loss carryforwards from prior years. For the year ended December 31, 1999, the Company recorded a tax benefit at an average effective rate of 8.7% on a net book loss, due primarily to non-deductible goodwill amortization and other non-recurring acquisition and related costs.

   Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by $23.6 million to $16.8 million for the year ending December 31, 2000, from a loss of $6.8 million for the year ended December 31, 1999, as more fully described above.

   Shares used in computing basic and diluted EPS decreased by approximately
1.1 million and 0.3 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the year ended December 31, 1999, as they were anti-dilutive to the net loss per share and were not issued until the date of the Distribution (see Part II.--Item 8.-- Notes to Consolidated Financial Statements--Note 2 "Significant Accounting Policies" and Note 11 "Common Stock and Stock Incentive Plans").

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased $23.2 million, or 7.2%, to $344.7 million in 1999 from $321.5 million in 1998. Revenues increased $36.1 million, or 34.8%, within our U.S. Sales business primarily as a result of new contracts which were secured in 1999 and the purchase of Healthcare Promotions, LLC in 1998, which was integrated into our U.S. Sales business. Revenues increased $5.2 million, or 33.2%, within our Health Products Research unit, reflecting new business contracts secured in 1999. The increases in revenues were offset by a $7.0 million, or 11.4%, decrease in revenues from our Health Communications business and $11.1 million, or 7.9%, decrease in revenue from our European Sales business attributed to the business challenges associated with the integration of acquired businesses during 1999, market and competitive conditions in Europe, and a change in the business mix toward live events in our Health Communications business.

   Costs of services. Costs of services increased $59.3 million, or 25.1%, to $295.3 million in 1999 from $236.0 million in 1998. The year-over-year increases in cost of sales of $46.5 million and $3.8 million at U.S. Sales and Health Products Research, respectively, is driven by the increases in revenue within those groups. In addition, recruiting and other start-up related costs for several new contract sales forces in the U.S., including a 725 person sales force to provide services in connection with our relationship with BMS, were incurred during 1999 with no offsetting revenue, increasing 1999 expenses approximately $14 million over 1998 levels. Costs of services were favorably impacted in 1999 by a one-time $2.0 million reduction in the estimated amount of employee-related social costs to be paid as a result of the integration of our French contract sales businesses. In Ventiv Health Communications, a shift in the mix of business toward live events such as teleconferences, symposia, and speaker bureau meetings, lowered gross margins. The closure of a syndicated sales team in the U.K. resulted in one-time expenditures of approximately
$0.2 million. Revenue reductions in Ventiv Health Communications and European Sales yielded only marginal cost reduction opportunities, primarily because the predominant component of costs of services is personnel driven. As a result of the above factors, costs of services as a percentage of revenues increased to 85.7% in 1999 from 73.4% in 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.4 million, or 10.2%, to $47.4 million in 1999 from $43.0 million in 1998. Selling, general, and administrative expenses as a percentage of revenues increased to 13.8% in 1999 from 13.4% in 1998, due in part to additional ongoing overhead costs incurred during the second half of 1999 which were related to changes in Ventiv's management and administrative infrastructure necessary to become an independent, publicly traded company.

   Recapitalization Costs. During 1999, Ventiv recorded $2.1 million of recapitalization costs in connection with the spin-off from SNC. This cost consisted of non-cash charges related to restricted stock, issued to certain key employees of Ventiv, which partially vested immediately following the Distribution. There was no similar charge in 1998.

   Acquisition and Related Costs. During 1999, the Company recorded $5.7 million in non-recurring acquisition and related costs with regard to payment made by Ventiv in the form of 695,304 shares of Ventiv common stock to the prior owners of PromoTech, in exchange for the release of any and all claims against SNC or Ventiv, related to the purchase of Promotech. The payment was not provided for in the purchase agreement and is not a part of the purchase price for accounting purposes.

   In 1998, the Company incurred approximately $16.2 million of acquisition and related costs. These costs consisted of investment banking fees, expenses associated with accelerated vesting of options for certain employees at acquirees and other professional service fees related to the consummation of pooling of interests transactions. Ventiv completed four pooling of interests transactions valued at approximately $258 million in 1998.

   Restructuring Charges. In 1999 the Company recorded a $3.1 million charge related to the consolidation and integration of certain of Ventiv's acquired operations in the U.S., UK. and France under the Company's plan initiated in 1998. The charge consisted of $1.8 million of severance and related payments associated with the termination of 23 employees, and $1.3 million in consulting services and other costs related to these integration activities. The total cost of $3.1 million was partially offset by a reduction of $0.8 million for previously recorded costs due to changes in estimates.

   During 1998, the Company incurred approximately $11.5 million of non-recurring costs to consolidate and integrate certain acquired operations. The Company integrated operations within the same geographic area and combined nine locations into four. These costs included costs to terminate lease obligations, severance and related costs to terminate 142 employees and consulting and other costs related to business integration activities.

   Interest expense. Ventiv recorded $0.4 million of interest expense during 1999 compared with $2.3 million of interest expense during 1998. Ventiv did not have any significant debt obligations outstanding during 1999. The interest expense recorded during 1998 consisted primarily of interest on debt at acquired companies prior to their acquisition by Ventiv. Ventiv repaid substantially all of the debt of its acquired companies.

   Investment Income. Ventiv recorded $1.1 million of investment income during 1999 and $1.9 million of investment income during 1998. Variations in investment income resulted from differences in average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

   Income Tax Provision (Benefit). Ventiv recorded a tax benefit of $0.7 million in 1999, a net effective rate of 8.7%. Ventiv's effective tax rate on its recurring operations was approximately 85.9% for 1999. The actual tax provision recorded differed from the average statutory tax rate primarily due to the non-deductibility of goodwill and certain of the non-recurring costs recorded during the period.

   Net Earnings (Losses). Ventiv's net loss was $6.8 million in 1999 compared to net income of $1.4 million in 1998, due primarily to the increases in operating costs which exceeded increases in revenue, offset by the decrease in non-recurring costs, as more fully described above.

Liquidity and Capital Resources

   At December 31, 2000, Ventiv had $28.9 million of cash and cash equivalents, a decrease of $8.8 million from December 31, 1999. For the year ending December 31, 2000 compared to December 31, 1999, cash used in operations increased by $15.7 million and cash used in investing activities decreased by $3.5 million. In addition, cash provided by financing activities decreased by $11.7 million. Cash provided by financing activities in the year ended December 31, 1999 included approximately $18.2 million of funds provided by SNC prior to the Distribution date. These decreases noted above were partially offset by favorable effects of changes in foreign exchange rates.

   Cash used in operations was $2.3 million in 2000 compared to $13.4 million provided by operations in 1999. This increase in cash used in operations was primarily due to decreased amounts of unearned revenue, resulting from the delivery of services on longer term contracts (primarily BMS), combined with increased accounts receivable, resulting from the growth of business, the effects of which were partially offset by the increase in net earnings and depreciation expense. During 2000, the U.S. Sales group entered into a master lease agreement for a fleet of automobiles valued at $22.8 million. This resulted in an increase of approximately $4.0 million in depreciation expense in 2000.

   Cash used in investing activities was $8.4 million and $11.9 million in 2000 and 1999, respectively. Cash expenditures in 2000 related primarily to capital expenditures and investments made in RxCentric and Helios. In 1999, investing activities included $2.9 million of cash acquired through the purchase of a subsidiary.

   Cash used in financing activities was $0.2 million in 2000 versus $11.5 million provided by such activities in 1999. During 2000, the Company made net borrowings under the line of credit of $18.1 million (of which $17.0 million has been classified as non-current) and repaid $1.2 million against a previously outstanding foreign line of credit. During 2000, the Company made payments on capital lease obligations totalling approximately $2.1 million (see above). In addition, in 2000, the Company acquired and retired approximately
1.7 million shares of common stock for approximately $17.6 million (including applicable fees and brokers commissions) under its stock repurchase plan. During 1999, the Company received investments and advances from Snyder of approximately $18.2 million related to the forgiveness of the amounts owed to Snyder as part of the Distribution transaction which occurred on September 27, 1999.

   On December 1, 1999, we entered into a $50 million unsecured revolving credit facility, which expires on December 1, 2003. At December 31, 2000, the Company had $19.0 million outstanding under this line of credit with a weighted average interest rate of 7.92%. Borrowings under this credit facility may be used for general corporate purposes, acquisitions and the repurchase of up to $37.5 million of the Company's common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At December 31, 2000, the Company was in compliance with these financial covenants.

   We believe our cash and equivalents, as well as cash provided by operations and our available credit under our existing credit facility, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future. We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition and investment opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives which we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions or other business initiatives, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition, investment or business opportunities which we may wish to pursue in the future.

   The Company is subject to the impact of foreign currency fluctuations, specifically that of the British pound, German mark and French franc. To date, changes in the exchange rates of the British pound, German mark and French franc have not had a material adverse impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. The introduction of the Euro has not had a material impact on our operations or cash flows. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand our services in Europe.

Effect of Inflation

   Because of the relatively low level of inflation experienced in the United States and Europe, inflation did not have a material impact on our consolidated results of operations for 2000, 1999 or 1998.

New Accounting Pronouncements

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999, the FASB deferred the effective date to June 15, 2000. In June of 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 and its related amendments has not had a significant impact on the Company's consolidated financial position, results of operations or cash flows as it currently does not maintain any derivative instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the LIBOR and base lending rates, and we are subject to foreign currency exchange rate risk related to our international operations. We do not currently engage in hedging or other market risk management strategies.

 Long-Term Debt Exposure

   At December 31, 2000 the Company had $19.0 million outstanding under its line of credit, with a weighted average interest rate of 7.92%. The risk to the Company if LIBOR and/or the base lending rate were to increase is that the Company would incur additional interest expenses if these outstanding loans are renewed at maturity. Based on current borrowing levels, if LIBOR and/or the base lending rate were to increase by 1%, the Company would incur an additional $0.2 million of interest expense on an annual basis. The Company does not believe a material risk exists if the LIBOR and/or the base lending rate were to decrease, as all of the Company's loans under the line of credit have maturities of 180 days or less.

 Foreign Currency Exchange Rate Exposure

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. Uncertainties exist as to the effects the Euro may have on our European clients, as well as the impact of the Euro conversion on the economies of the participating countries. Any negative economic developments which occur in the combined EU economy and the possible devaluation of the Euro could have a material negative impact on our business. Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 2000. Our material exposures to foreign exchange rate fluctuations on continuing operations are the French franc, British pound and German mark. Approximately 42%, 28% and 30% of our 2000 international operations were conducted in France, the United Kingdom and Germany, respectively. The amounts below represent the impact of all exchange rates on our total assets, liabilities and revenues.

                                                                 10% Decrease in
                                                     Balance at  value of Local
                                                    December 31,  Currencies to
                                                        2000       U.S. Dollar
                                                    ------------ ---------------
Assets.............................................   $251,214      $245,042
Liabilities........................................   $102,088      $ 94,502
Revenue............................................   $416,660      $407,422

Item 8. Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  25

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  26

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998......................................................  27

Consolidated Statements of Stockholders' Equity for the year ended
 December 31, 2000 and for the period from September 27, 1999 to December
 31, 1999.................................................................  28

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................  29

Notes to Consolidated Financial Statements................................  30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Stockholders of Ventiv Health, Inc.:

   We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. (the "Company") and subsidiaries, as defined in Note 1 to the consolidated financial statements, as of December 31, 2000 and 1999, the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 2000, and the related consolidated statements of stockholders' equity for the year ended December 31, 2000 and the period from September 27, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventiv Health, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 19, 2001

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and equivalents (Note 2)...........................  $ 28,865  $ 37,627
  Marketable securities (Note 4)..........................       --      1,898
  Accounts receivable, net of allowances for doubtful
   accounts of $2,116 and $2,517 at December 31, 2000 and
   1999, respectively.....................................    59,106    51,158
  Unbilled services.......................................    17,490    13,430
  Other current assets....................................     9,385     7,568
                                                            --------  --------
    Total current assets..................................   114,846   111,681
                                                            --------  --------
Property and equipment, net (Note 5)......................    34,743    14,742
Goodwill and other intangible assets, net (Note 6)........    90,294    95,816
Deferred tax asset (Note 16)..............................     7,836     9,732
Deposits and other assets.................................     3,495     1,293
                                                            --------  --------
    Total assets..........................................  $251,214  $233,264
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt (Note 7)...........  $  2,020  $     91
  Accrued payroll, accounts payable and accrued expenses
   (Note 8)...............................................    48,815    53,854
  Current deferred tax liability (Note 16)................     1,382       --
  Client advances and unearned revenue....................    17,538    32,406
                                                            --------  --------
    Total current liabilities.............................    69,755    86,351
                                                            --------  --------
Long-term debt (Note 7)...................................    17,336     1,155
Capital lease obligations and other noncurrent liabilities
 (Note 9).................................................    14,997         5
Commitments and contingencies (Note 10)
Stockholders' Equity (Note 11):
Preferred stock, $.001 par value, 10,000,000 shares
 authorized, none issued and outstanding at December 31,
 2000 and 1999, respectively..............................       --        --
Common stock, $.001 par value, 50,000,000 shares
 authorized; 22,769,593 and 25,231,215 shares issued and
 outstanding at December 31, 2000 and 1999, respectively..        23        25
Additional paid-in-capital................................   156,410   176,495
Deferred compensation.....................................    (2,739)   (4,219)
Treasury stock, at cost, 494,000 shares at December 31,
 1999.....................................................       --     (4,307)
Accumulated other comprehensive losses....................    (1,542)   (2,401)
Accumulated deficit.......................................    (3,026)  (19,840)
                                                            --------  --------
    Total stockholders' equity............................   149,126   145,753
                                                            --------  --------
    Total liabilities and stockholders' equity............  $251,214  $233,264
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues (Note 3)................................. $416,660  $344,655  $321,500
Operating expenses:
  Costs of services...............................  334,132   295,296   236,047
  Selling, general and administrative expenses....   47,117    47,426    43,029
  Recapitalization costs (Note 13)................      --      2,100       --
  Acquisition and related costs (Note 14).........      --      5,741    16,164
  Restructuring charges (Note 15).................    5,447     2,213    11,500
                                                   --------  --------  --------
Earnings (losses) from operations.................   29,964    (8,121)   14,760
Interest expense..................................   (3,181)     (405)   (2,315)
Investment income.................................    1,239     1,080     1,850
                                                   --------  --------  --------
Earnings (losses) before income taxes.............   28,022    (7,446)   14,295
Income tax provision (benefit) (Note 16)..........   11,208      (653)   12,849
                                                   --------  --------  --------
Net earnings (losses)............................. $ 16,814  $ (6,793) $  1,446
                                                   ========  ========  ========
Net earnings (losses) per share (Note 2):
  Basic net earnings (losses) per share........... $   0.74  $  (0.28) $   0.06
                                                   ========  ========  ========
  Diluted net earnings (losses) per share......... $   0.72  $  (0.28) $   0.06
                                                   ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                          Accumulated
                                           Additional                                        Other
                          Number of Common  Paid-In   Treasury  Accumulated   Deferred   Comprehensive
                           Shares   Stock   Capital    Stock      Deficit   Compensation    Losses      Total
                          --------- ------ ---------- --------  ----------- ------------ ------------- --------
Balance at September 27,
 1999                         --     $--    $    --   $   --     $    --      $   --        $   --     $    --
Capital contribution....   23,704      24    164,660      --      (11,289)        --         (1,269)    152,126
Net losses..............      --      --         --       --       (8,551)        --            --       (8,551)
Unrealized loss on
 marketable securities..      --      --         --       --          --          --           (112)       (112)
Foreign currency
 translation
 adjustments............      --      --         --       --          --          --         (1,020)     (1,020)
Restricted stock--
 deferred compensation..      832       1      6,599      --          --       (4,219)          --        2,381
Issuance of shares to
 former owners of
 PromoTech..............      695     --       5,736      --          --          --            --        5,736
Loan to officer for
 purchase of stock......      --      --        (500)     --          --          --            --         (500)
Purchase of treasury
 shares.................      --      --         --    (4,307)        --          --            --       (4,307)
                           ------    ----   --------  -------    --------     -------       -------    --------
Balance December 31,
 1999...................   25,231      25    176,495   (4,307)    (19,840)     (4,219)       (2,401)    145,753
Capital contribution....      --      --         256      --          --          --            --          256
Net earnings............      --      --         --       --       16,814         --            --       16,814
Effect of tax rate
 changes on certain
 deferred tax assets....      --      --         342      --          --          --            --          342
Foreign currency
 translation
 adjustments............      --      --         --       --          --          --            859         859
Issuance of restricted
 shares.................        6     --         500      --          --         (500)          --          --
Cancellation of
 restricted shares......     (104)    --      (1,025)     --          --        1,025           --          --
Vesting of restricted
 shares.................      --      --         --       --          --          955           --          955
Exercise of stock
 options................      166     --       1,316      --          --          --            --        1,316
Tax benefit from
 exercises of employee
 stock options and
 restricted stock.......      --      --         380      --          --          --            --          380
Purchase of outstanding
 common shares..........      --      --         --   (17,549)        --          --            --      (17,549)
Retirement of treasury
 shares.................   (2,226)     (2)   (21,854)  21,856         --          --            --          --
Retirement of shares
 related to
 acquisitions...........     (303)    --         --       --          --          --            --          --
                           ------    ----   --------  -------    --------     -------       -------    --------
Balance at December 31,
 2000...................   22,770    $ 23   $156,410  $   --     $ (3,026)    $(2,739)      $(1,542)   $149,126
                           ======    ====   ========  =======    ========     =======       =======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                  (See Note 1)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         For the Years Ended
                                                             December 31,
                                                      ----------------------------
                                                        2000      1999      1998
                                                      --------  --------  --------
Cash flows from operating activities:
  Net earnings (losses).............................. $ 16,814  $ (6,793) $  1,446
  Adjustments to reconcile net earnings
   (losses) to net cash (used in) provided by
   operating activities:
    Depreciation.....................................    8,613     3,600     2,150
    Amortization.....................................    4,882     4,570     3,209
    Non-cash expense for stock issuances.............      --      5,736       --
    Non-cash expense for restricted stock and option
     vesting.........................................      954     2,381     2,173
    Deferred taxes...................................    1,896    (5,635)    1,324
    Loss on disposal of capital assets...............    2,027     1,023       151
    Other............................................      --        --        126
  Changes in assets and liabilities:
    Accounts receivable, net.........................   (8,051)   (6,360)   (1,040)
    Unbilled services................................   (3,636)    1,948    (8,443)
    Deposits and other assets........................      779     2,733    (3,533)
    Accrued payroll, accounts payable and accrued
     expenses........................................  (13,099)  (12,837)    8,599
    Client advances and unearned revenue.............  (15,190)   19,986    (6,570)
    Other............................................    1,708     3,059      (813)
                                                      --------  --------  --------
      Net cash (used in) provided by operating
       activities....................................   (2,303)   13,411    (1,221)
                                                      --------  --------  --------
Cash flows from investing activities:
  Cash on hand at acquired businesses................      --      2,916     6,083
  Purchases of subsidiaries..........................      --     (1,134)  (10,386)
  Purchases of property and equipment................   (7,893)   (8,654)   (4,916)
  Proceeds from sales of equipment...................       94       --        780
  Net proceeds from sales (purchases) of marketable
   securities........................................    1,903    (2,010)    1,262
  Investments in equity of non-affiliates............   (2,500)      --        --
  Purchase of license agreements.....................      --     (3,012)      (13)
                                                      --------  --------  --------
      Net cash used in investing activities..........   (8,396)  (11,894)   (7,190)
                                                      --------  --------  --------
Cash flows from financing activities:
  Net borrowings (repayment) of long-term debt.......   18,110    (1,859)  (26,917)
  Loan to officer for purchase of stock..............      --       (500)      --
  Repurchases of issued and outstanding common
   stock.............................................  (17,585)   (4,307)      --
  Repayments of capital lease obligations............   (2,052)      --        --
  Proceeds from exercises of stock options...........    1,357       --        --
  Investments and advances from SNC..................      --     18,211    42,753
                                                      --------  --------  --------
      Net cash (used in) provided by financing
       activities....................................     (170)   11,545    15,836
                                                      --------  --------  --------
Effect of exchange rate changes......................    2,107    (1,099)      199
Net (decrease) increase in cash and equivalents......   (8,762)   11,963     7,624
Cash and equivalents, beginning of period............   37,627    25,664    18,040
                                                      --------  --------  --------
Cash and equivalents, end of period.................. $ 28,865  $ 37,627  $ 25,664
                                                      ========  ========  ========
Disclosure of supplemental cash flow information:
  Cash paid for interest............................. $  2,872  $    384  $  1,526
  Cash paid for income taxes......................... $ 12,152  $  7,256  $  2,542
Disclosure of noncash activities:
  Businesses acquired with SNC stock................. $    --   $ 16,336  $ 64,546
  Vehicles acquired through capital lease
   arrangements...................................... $ 22,850  $    --   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Business:

 Organization

   Ventiv Health, Inc. ("Ventiv" or the "Company") is a unique sales and marketing partner providing innovative strategic and tactical solutions globally for the pharmaceutical and life sciences industry. The Company offers a broad range of integrated sales and marketing services including: specially designed strategic marketing plans, educational programs targeted to physicians, sales execution, and consulting and analytics. The Company's clients include many of the leading pharmaceutical and life sciences companies. Ventiv's business units operate from the United States, France, Germany, United Kingdom and Hungary.

   The business currently conducted by Ventiv was established in 1997 by Snyder Communications, Inc. ("SNC"), in a merger transaction with a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, SNC completed a series of acquisitions that expanded both the scope of services and geographic presence of the business managed by Ventiv today. On June 22, 1999, the Board of Directors of SNC approved a plan to effect the distribution (the "Distribution") of SNC's healthcare marketing services business segment to existing stockholders. SNC contributed the net assets and liabilities related to its healthcare marketing services business segment in the third quarter of 1999 to a newly formed subsidiary (Ventiv Health, Inc.) and subsequently consummated the Distribution on September 27, 1999 through a special dividend of one share of Ventiv common stock for every three shares of SNC common stock. As a result of the Distribution, Ventiv became an independent, publicly traded corporation.

 Basis of Presentation

   The consolidated financial statements present the financial position, results of operations and cash flows of Ventiv as if it were formed and existed as a separate entity for all periods presented. In accounting for the Distribution, SNC's historical basis in the net assets and liabilities transferred was carried over to the consolidated financial statements of Ventiv. All expenses reflected in the consolidated financial statements are costs specifically identified to the Company and its operations. It was not practicable to estimate costs that would have been incurred by the Company if it had been operated on a stand-alone basis for all periods presented.

   Throughout 1998, certain acquisitions were completed by Ventiv that were accounted for as poolings of interests for financial reporting purposes. During 1999 and 1998, several additional acquisitions were made that were accounted for as purchase business combinations. The companies with which Ventiv has entered into mergers accounted for as poolings of interests for financial reporting purposes are collectively referred to herein as the "Pooled Entities." All mergers and acquisitions completed by the Company will be collectively referred to herein as the "Acquisitions." The accompanying consolidated financial statements have been retroactively restated to reflect the consolidated financial position and consolidated results of operations and cash flows of the Company and the Pooled Entities, after elimination of all significant intercompany transactions, for all periods presented, giving effect to the poolings of interests as if they had occurred at the beginning of the earliest period presented.

   Changes in the investments and advances from SNC represent the net earnings (losses) of the Company, the comprehensive earnings (losses) of the Company, the net change in cash and other consideration exchanged between the Company and SNC (or previous owners with respect to the Pooled Entities prior to their merger with SNC) and the effect of businesses acquired by SNC in purchase transactions, all of which were contributed to Ventiv in the Distribution.

                              VENTIV HEALTH, INC.

   An analysis of the investments and advances from SNC for the year ended December 31, 1998, and the period from January 1, 1999, to September 27, 1999 is as follows (in thousands):

   Balance, December 31, 1997......................................  $  10,371
     Net earnings..................................................      1,446
     Comprehensive earnings........................................        611
     Noncash transfers from SNC....................................     64,546
     Cash transfers from SNC, net..................................     42,753
                                                                     ---------
   Balance, December 31, 1998......................................    119,727
                                                                     =========
     Net losses, excluding $2.1 million recapitalization costs.....      1,758
     Comprehensive losses..........................................     (2,232)
     Noncash transfers from SNC....................................     16,336
     Cash transfers from SNC, net..................................     16,537
     Contribution of healthcare marketing services business segment
      by SNC to Ventiv.............................................   (152,126)
                                                                     ---------
   Balance, September 27, 1999.....................................  $     --
                                                                     =========

   Subsequent to the Distribution, amounts owed to SNC by Ventiv are recorded as due to SNC. As of December 31, 1999, $662,000 was due to SNC and is included in accrued expenses on the accompanying consolidated balance sheet.

Business

   The Company provides integrated marketing services for its clients, primarily pharmaceutical and life sciences companies. The Company conducts its business throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Hungary and Austria.

   The Company's services are designed to establish and monitor strategic marketing plans, to provide face-to-face interaction with physicians and to conduct educational and communication services. The Contract Sales business was established through a combination of transactions bringing separate companies together. During 1998, through a pooling of interests transaction, the Company merged with another leading company in the field of contract sales and marketing. Also through pooling of interests transactions consummated in 1998, the Company expanded its offerings by merging in companies that became our Health Communications business and also acquired Health Products Research.

   During the first quarter of 1998 the Contract Sales business was augmented through the acquisition of Healthcare Promotions, LLC and CLI Pharma S.A. During the first quarter of 1999, the Company acquired Promotech Research Associates, Inc. These transactions allowed Ventiv to expand in size and geographic presence as well as increased the scope of services offered.

   Health Products Research designs and monitors product launches and sales strategies with our proprietary programs to maximize asset utilization and return on investment for pharmaceutical and other life sciences companies. The Health Communications business provides educational programs to physicians and other healthcare professionals. The Contract Sales business implements and executes outsourced sales programs for pharmaceutical and other life sciences products. Most of the Company's largest clients utilize the services of more than one of our operating groups.

                              VENTIV HEALTH, INC.

   The following details revenues and net earnings (losses) for the year ended December 31, 1998 of the Company and the Pooled Entities through the dates of their respective Acquisitions:

                                                                   For the Year
                                                                  Ended December
                                                                       31,
                                                                  --------------
                                                                       1998
                                                                  --------------
                                                                  (in thousands)
Revenues:
  The Company....................................................    $270,323
  Pooled Entities................................................      51,177
                                                                     --------
                                                                     $321,500
                                                                     ========
Net earnings (losses):
  The Company....................................................    $  5,933
  Pooled Entities................................................      (4,487)
                                                                     --------
                                                                     $  1,446
                                                                     ========

   On March 25, 1999, the Company completed the acquisition of PromoTech Research Associates, Inc. ("PromoTech"). The total consideration paid was $16.3 million. This purchase business combination has resulted in additional goodwill of $17.5 million. On March 25, 1998 and February 13, 1998, the Company completed purchase business combinations, including CLI Pharma S.A. ("CLI Pharma") and Healthcare Promotions, LLC ("HCP"), respectively, for total consideration of approximately $64.0 million. Based upon an allocation of purchase consideration, these purchase business combinations have resulted in additional goodwill of approximately $55.7 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech and the 1998 purchases of HCP and CLI Pharma had been consummated at the beginning of each of the periods presented and all of the Company's operations had been taxed as a C corporation.

                                                               For the Years
                                                              Ended December
                                                                    31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                                (unaudited)
                                                              (in thousands,
                                                             except per share
                                                                   data)
Pro forma revenues.......................................... $346,582  $335,628
Pro forma net earnings (losses).............................   (6,499)    2,113
Pro forma basic net earnings (losses) per share.............    (0.27)     0.09
Pro forma diluted net earnings (losses) per share...........    (0.27)     0.09

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

2. Summary of Significant Accounting Policies:

 Cash and Equivalents

   Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have maturities of three months or less. Included in the cash balance were $1.7 million and $1.2 million at December 31, 2000 and 1999, respectively, which were held in escrow on the behalf of clients.

                              VENTIV HEALTH, INC.

 Marketable Securities

   All of the Company's marketable securities are classified as "available-for-sale" and reported at market value. Unrealized gains and losses from these securities are reported as a component of comprehensive earnings (losses).

 Revenue Recognition

   The Company enters into contracts to perform a variety of services ranging from product detailing to strategic consulting services to educational programs and live events. Revenue is recognized on product detailing contracts as services are performed and associated costs are incurred. Many of the product detailing contracts allow for additional incentive fees to be earned by the Company once agreed upon performance benchmarks are attained. The Company recognizes these additional incentive fees as revenue once it is reasonably assured that the benchmarks have been attained. Revenue and costs related to strategic consulting contracts are recognized as services are performed. Educational and live events contracts typically involve the completion of several individual events within the scope of one contract. The Company recognizes revenue and associated costs as individual events are completed.

 Property and Equipment

   Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to ten years; computer equipment over two to four years and buildings over forty years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements. The Company amortizes the cost of automobiles under capital lease on a straight line basis over the term of the lease.

   When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

 Goodwill and Other Intangible Assets

   Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets acquired has been recorded in connection with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of fifteen to thirty years.

   The costs of licenses to market pharmaceutical products and contractual covenants are amortized on a straight-line basis over the term of the related agreements, all of which are ten to fifteen years.

   When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required. The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgement. It is, therefore, possible that actual results may differ significantly from the projections used to conclude that no impairment of goodwill or other intangible assets existed at December 31, 2000. If actual results are significantly worse than the projections developed, it is possible that the Company would conclude in the future that goodwill or other intangible assets have or had been impaired.

 Net Earnings (Losses) Per Share

   The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS No. 128") to all periods presented in these financial statements. SFAS No. 128 requires

                              VENTIV HEALTH, INC.

disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For periods prior to the Distribution, the number of shares used to calculate net earnings (losses) per share is equal to the number of shares of Ventiv common stock that were issued upon the Distribution. From the date of the Distribution through December 31, 1999, the number of shares used to calculate net earnings (losses) per share is based on the actual number of shares of Ventiv common stock outstanding. Basic and diluted EPS are the same from the date of the earliest period presented through the date of the Distribution as there were no Ventiv options granted until the date of the Distribution.

   The following table represents a reconciliation of the basic and diluted EPS for each of the years ending December 31, 2000, 1999 and 1998 (pro forma-see
Note 1):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  -------
                                                        (amounts in thousands
                                                       except per share data)
   Basic EPS Computation
     Net earnings (losses)............................ $16,814 $(6,793) $ 1,446
     Weighted average common shares outstanding.......  22,628  23,907   23,715
                                                       ------- -------  -------
     Basic EPS........................................ $  0.74 $ (0.28) $  0.06
                                                       ======= =======  =======
   Diluted EPS Computation
     Net earnings (losses)............................ $16,814 $(6,793) $ 1,446
     Adjustments to net earnings (losses).............     --      --       --
                                                       ------- -------  -------
     Adjusted net earnings (losses)...................  16,814  (6,793)   1,446

     Weighted average common shares outstanding.......  22,628  23,907   23,715
     Employee stock options...........................     524     --       --
     Restricted stock awards..........................     254     --       --
                                                       ------- -------  -------
     Total diluted common shares outstanding..........  23,406  23,907   23,715
                                                       ------- -------  -------
     Diluted EPS...................................... $  0.72 $ (0.28) $  0.06
                                                       ======= =======  =======

   For the year ended December 31, 1999, there is no adjustment for the effect of stock options or restricted shares as they would have had an anti-dilutive effect. The number of potentially dilutive common stock equivalents at December 31, 1999 was 23,347. At December 31, 1998 there were no outstanding restricted shares or stock options (pro forma-see Note 1).

 Income Taxes

   Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net earnings in the period that includes the enactment date.

                              VENTIV HEALTH, INC.

   The accompanying financial statements do not include a provision for U.S. income taxes on international subsidiaries' unremitted earnings, which are expected to be reinvested overseas (see Note 16).

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


 Foreign Currency Translations

   Assets and liabilities of the Company's international operations are translated using the final spot exchange rate as of the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average spot exchange rate for each period presented. Foreign currency translation adjustments are reported as a component of comprehensive earnings (losses).

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

 Fair Value of Financial Instruments

   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, marketable securities, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate and is comprised of notes with short term maturities, which are typically renewed at maturity (see Note 7).

 Concentration of Credit Risk

   Concentration of credit risk is limited to cash and equivalents, marketable securities, accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with its major pharmaceutical clients. The Company does not require collateral or other security to support clients' receivables.

 Accounting for Stock Options

   The Company accounts for transactions under its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to

                              VENTIV HEALTH, INC.

Employees." Pro forma disclosure of net earnings and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") appears in Note 11.

 New Accounting Pronouncements

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999; however, during the second quarter of 1999, the FASB deferred the effective date to June 15, 2000. In June of 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, which required that all companies be in compliance with SFAS No. 133 as of January 1, 2001. SFAS No. 133 does not require restatement of financial statements from prior periods. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 and its related amendments has not had and is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows, as it currently does not maintain any derivative instruments.

3. Significant Clients:

   During 2000, the Company had one client which represented 26.5% of total revenue for the year. The Company had two clients that represented 8.2% and 14.2%, respectively, of total revenue for the year ended December 31, 1999 and 13.9% and 10.4%, respectively, of total revenue for the year ended December 31, 1998.

4. Marketable Securities:

   At December 31, 1999, the Company held an investment in mortgage backed securities that was considered marketable and available-for-sale. The market value of these securities was approximately $1.9 million at December 31, 1999, net of an unrealized loss of $112,000. The Company did not hold any marketable securities at December 31, 2000.

5. Property and Equipment:

   Property and equipment consist of the following:

                                                               As of December
                                                                    31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                               (in thousands)
   Land...................................................... $    490  $   482
   Buildings and leasehold improvements......................    7,184    8,715
   Computer equipment and software...........................   12,356    8,030
   Vehicles..................................................   23,293      817
   Furniture and fixtures....................................    4,509    3,502
                                                              --------  -------
                                                                47,832   21,546
   Accumulated depreciation..................................  (13,089)  (6,804)
                                                              --------  -------
                                                              $ 34,743  $14,742
                                                              ========  =======

                              VENTIV HEALTH, INC.

   The vehicles have been recorded under the provisions of a capital lease. The Company's U.S. and U.K. contract sales businesses have entered into lease agreements to provide fleets of automobiles for sales representatives for certain client engagements (see Note 9 for further information regarding the U.S. fleet lease).

   Depreciation expense totaled $8.6 million, $3.6 million, and $2.2 million in 2000, 1999, and 1998, respectively. In 2000, the Company has recorded $4.0 million of depreciation on vehicles under capital lease.

6. Goodwill and Other Intangible Assets:

   Goodwill and other intangible assets consist of the following:

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Goodwill................................................. $ 97,305  $ 98,198
   License agreements.......................................    6,890     7,708
   Contractual covenant and marketing rights................    1,157     1,101
                                                             --------  --------
                                                              105,352   107,007
   Accumulated amortization.................................  (15,058)  (11,191)
                                                             --------  --------
                                                             $ 90,294  $ 95,816
                                                             ========  ========

   Amortization expense related to goodwill and other intangible assets totaled $4.9 million, $4.6 million, and $3.2 million in 2000, 1999, and 1998, respectively.

7. Debt:

   Long-term borrowings consist of the following:

                                                               As of December
                                                                    31,
                                                               ---------------
                                                                2000     1999
                                                               -------  ------
                                                               (in thousands)
   U.S. revolving line of credit 7.92% weighted average
    interest rate............................................. $19,000  $  --
   German bank debt, 6.0% weighted average interest rate, due
    April 2025, partially secured by a building in Germany....     356   1,170
   French bank debt, 10.85% weighted average rate, due August
    2002......................................................     --       40
                                                               -------  ------
                                                                19,356   1,210
   Current maturities of long-term borrowings.................  (2,020)    (55)
                                                               -------  ------
                                                               $17,336  $1,155
                                                               =======  ======

   On December 1, 1999, the Company obtained a revolving line of credit from a syndicated group of U.S. banks. The facility provides funds for general corporate purposes, acquisitions and for the repurchase of the Company's common stock (to a maximum of $37.5 million). Through December 31, 2000 the Company had used approximately $17 million of the total amount borrowed to purchase the Company's common stock. This amount has been classified as non-current in the accompanying consolidated balance sheet. Under the U.S. revolving credit agreement, the Company can borrow amounts for periods up to six months. The Company has the ability under this agreement to renew or repay these borrowings at any time. The Company intends to continue renewing loans where the proceeds were used to purchase the Company's common stock under this

                              VENTIV HEALTH, INC.

facility through the duration of the agreement. The facility matures on December 1, 2003 and has a $50 million maximum borrowing limit. Interest is payable at the Company's option of a base rate (defined as the higher of the federal funds rate plus 0.5% or the prime lending rate) plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2%. There were no borrowings outstanding under this line of credit at December 31, 1999.

   The Company maintains various unsecured lines of credit with banking and financial institutions, requiring the consolidated group to meet restrictive covenants concerning net worth and debt service coverage. In aggregate, the Company had lines of credit available for approximately $54 million with interest rates ranging from 7.68% to 8.02% at December 31, 2000. Under the U.S. line of credit facility, the Company pays a fee for the availability of the unused portion of the facility. The fee is a percentage of the unused balance ranging from 0.375% to 0.75%. During 2000, the Company incurred costs of approximately $0.2 million related to the unused amounts of the credit facility. This amount has been included in interest expense in the accompanying consolidated statements of operations.

   In Germany, the Company refinanced its mortgage which is secured by a building owned by the Company. In France, the Company repaid amounts outstanding at December 31, 1999, and closed the credit facility with the bank.

   As of December 31, 2000, the Company is in compliance with all covenants related to our indebtedness.

   Future minimum payments as of December 31, 2000, on long-term borrowings, are as follows (in thousands):

      2001.............................................................. $ 2,020
      2002..............................................................      18
      2003..............................................................  17,017
      2004..............................................................      16
      2005..............................................................      16
      Thereafter........................................................     269
                                                                         -------
          Total......................................................... $19,356
                                                                         =======

8. Accrued Payroll, Accounts Payable and Accrued Expenses

   Accrued payroll, accounts payable and accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Accrued payroll and related employee benefits............ $18,966 $18,082
      Accounts payable.........................................   4,101   8,801
      Current portion of capital lease obligations (Note 9)....   5,824      --
      Accrued expenses and other general liabilities...........  19,924  26,971
                                                                ------- -------
                                                                $48,815 $53,854
                                                                ======= =======

                              VENTIV HEALTH, INC.

9. Leases:

   The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for these operating leases at December 31, 2000 (in thousands):

Years Ending December 31,
2001................................................................... $ 5,067
2002...................................................................   3,991
2003...................................................................   3,307
2004...................................................................   2,731
2005...................................................................   2,763
Thereafter.............................................................   6,971
                                                                        -------
Total minimum lease payments........................................... $24,830
                                                                        =======

   Rental expense for all operating leases was approximately $6.0 million, $9.3 million and $8.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company also has commitments under capital leases. The largest of these commitments is at the U.S. Sales group, where a significant number of vehicles were leased under a master fleet leasing agreement (see Note 9). The following is a schedule of future minimum lease payments for these capital leases at December 31, 2000 (in thousands):

Years Ending December 31,
2001................................................................... $ 7,515
2002...................................................................   7,527
2003...................................................................   7,485
2004...................................................................   4,249
2005...................................................................      64
                                                                        -------
Total minimum lease payments...........................................  26,840
Amount representing interest...........................................  (6,095)
                                                                        -------
                                                                         20,745
Current portion........................................................   5,824
                                                                        -------
Non-current lease obligations.......................................... $14,921
                                                                        =======

10. Commitments and Contingencies:

   The Company has entered into employment agreements with certain key executives and consulting agreements with certain former executives that prescribe amounts to be paid as salary or consulting fees, for varying terms.

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

11. Common Stock and Stock Incentive Plans:

   During 1999, the Company's Board of Directors authorized the repurchase of $25 million of the Company's common stock. On March 15, 2000 the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's common stock, bringing the total authorized to $37.5 million.

                              VENTIV HEALTH, INC.

During 2000, the Company repurchased 1.7 million shares of the Company's common stock for a total cost of $17.6 million, including broker fees and commissions. All of these shares have been retired. At December 31, 1999, the Company had repurchased 494,000 shares of the Company's common stock at a total cost of $4.3 million, including broker fees and commissions. The shares repurchased in 1999 were retired during 2000.


   In September 1999, concurrent with the Distribution, Ventiv Health, Inc.'s 1999 Stock Incentive Plan ("Stock Plan") became effective. This Stock Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights ("SARs"). Ventiv granted options under its Stock Plan to Ventiv employees whose existing SNC stock options were terminated as a consequence of the Distribution. The Ventiv options granted on the Distribution date had exercise prices equal to the closing price of Ventiv common stock on that date. The aggregate number of shares of Ventiv common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 4.8 million, increased by 17.5% of the number of shares of Ventiv common stock authorized for issuance by Ventiv's Board of Directors following the Distribution.

   The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of Ventiv Health, Inc.'s Board of Directors.

   A summary of the option activity within the Stock Plan, is as follows:

                                                                      Weighted
                                                                       Average
                                                           Number       Price
                                                         of shares    Per Share
                                                       -------------- ---------
                                                       (in thousands)
   Outstanding under option at January 1, 1999........       --        $  --
     Granted..........................................     3,495         7.95
     Exercised........................................       --           --
     Forfeited or expired.............................       (55)        7.94
                                                           -----       ------
   Outstanding under option at December 31, 1999......     3,440         7.95
     Granted..........................................       605        10.03
     Exercised........................................      (171)        7.94
     Forfeited or expired.............................      (564)        8.00
                                                           -----       ------
   Outstanding under option at December 31, 2000......     3,310       $ 8.33
                                                           =====       ======
   Exercisable at:
     December 31, 1999................................       396       $ 7.94
                                                           =====       ======
     December 31, 2000................................       943       $ 7.95
                                                           =====       ======

   The Ventiv options outstanding have exercise prices ranging from $5.38 to $14.88 and $5.38 to $8.06 at December 31, 2000 and 1999, respectively. The weighted average remaining contractual life on the options outstanding at December 31, 2000 and 1999 is 8.51 and 9.32 years, respectively.

   The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                                   2000   1999
                                                                   -----  -----
Expected life of option...........................................  4yrs   4yrs
Risk-free interest rate...........................................  5.17%  6.36%
Expected volatility............................................... 61.95% 50.00%
Expected dividend yield...........................................  0.00%  0.00%

                              VENTIV HEALTH, INC.

   The weighted average option fair value on the grant date was $5.23 for options issued in 2000 and $3.68 for options issued from the date of the Distribution through December 31, 1999.

   If Ventiv had recorded compensation expense from the date of the Distribution through December 31, 2000, using the fair value based method prescribed by SFAS No. 123, Ventiv's 2000 and 1999 pro forma net earnings (losses), which reflect pro forma adjustments for income taxes, would have been reduced to the following adjusted amounts:

                                                          As of December 31,
                                                       -------------------------
                                                           2000         1999
                                                       ------------ ------------
                                                       (in thousands except per
                                                        share data, unaudited)
   Pro forma net earnings (losses):
     As reported.....................................    $16,814      $(6,793)
     As adjusted.....................................    $14,866      $(7,308)
   Pro forma basic net earnings (losses) per share:
     As reported.....................................    $  0.74      $ (0.28)
     As adjusted.....................................    $  0.66      $ (0.31)
   Pro forma diluted net earnings (losses) per share:
     As reported.....................................    $  0.72      $ (0.28)
     As adjusted.....................................    $  0.64      $ (0.31)

   During 2000, the Company issued 5,926 shares of restricted stock which vest, on a pro rata basis, over a period of four years. The Company also cancelled 103,937 shares of restricted shares held by employees whose employment was terminated during the year. The Company recognized $1.0 million of expense related to restricted shares. On September 27, 2000, 121,576 shares of the restricted shares issued in 1999 vested.

   During 1999, the Company granted 831,502 restricted shares of Ventiv common stock at a purchase price of $0.001, to certain employees. Following the Distribution 269,608 of the shares vested immediately with the remaining restricted shares vesting ratably over the four years following the grant date. During 1999, the Company recognized $2.4 million in expense related to these restricted shares, $2.1 million of which is due to the vesting of restricted shares which occurred immediately following the Distribution.

   At December 31, 2000, Ventiv had reserved 4.8 million common shares for issuance under the Stock Plan of which, approximately 1.3 million remain available for grant.

12. Pension and Profit-Sharing Plans:

   Ventiv and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs incurred by the Company related to these plans amounted to approximately $0.8 million, $1.0 million, and $0.8 million for 2000, 1999 and 1998, respectively.

13. Recapitalization Costs

   During 1999, the Company recorded a charge of $2.1 million related to the issuance of restricted stock that was granted to certain key employees of Ventiv. The $2.1 million related to the portion of the restricted stock awards which vested immediately upon completion of the Distribution. There was no similar charge in 2000.

14. Acquisition and Related Costs

   During 1999, the Company incurred a charge of approximately $5.7 million related to a payment made to the former owner of PromoTech in the form of 695,304 shares of Ventiv common stock in exchange for the release of any and all claims against SNC of Ventiv relating to the merger transaction. This additional

                              VENTIV HEALTH, INC.

consideration was not provided for in the purchase agreement and therefore could not be considered part of the purchase price for accounting purposes.

   In 1998, the Company incurred a charge of $16.2 million related to the consummation of acquisitions accounted for as poolings of interests. These costs included investment banking fees, expenses associated with the accelerated vesting of options held by employees of certain of the Company's acquirees, other professional service fees, transfer taxes and other contractual payments.

   The Company did not incur any charges of this nature in 2000.

15. Restructuring and Other Charges:

   During 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following their evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria (total of 10 employees; ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. In addition, Ventiv U.K. incurred charges related to the closure of a syndicated sales team. The closure of this team resulted in the termination of 6 employees. The total charge incurred related to the European operations was approximately $2.9 million.

   The Company also completed its evaluation of the operations at Ventiv Health Communications. As a result of this evaluation, a plan was implemented to restructure this operation. The Company incurred a restructuring charge of approximately $2.6 million, which provided for: i) rationalization of management and staff positions (total of 24 employees); ii) early termination of leases to reduce overall facilities costs and; iii) the disposition of assets related to the early termination of leases.

   During 2000, the Company accrued for and expensed approximately $2.4 million related to employee termination benefits, of which the Company has paid out approximately $1.5 million by December 31, 2000.

   The Company recorded $2.2 million of non-recurring costs during 1999. These costs included: (a) a $3.1 million charge for costs necessary to consolidate and integrate certain of Ventiv's acquired operations (under the plan initiated during 1998 as discussed below); and (b) a reduction of $0.8 million in previously recorded acquisition and related costs due to a revision of estimates.

   The Company recorded $10.7 million in 1998 for costs necessary to consolidate and integrate certain of the Company's acquired operations in the U.S., the U.K. and France. The Company integrated acquired subsidiaries that provide similar services within the same geographic regions. Approximately nine locations have been combined into four, and the efforts did not have a significant impact on the Company's workforce. The $10.7 million charge consisted of approximately $4.1 million to consolidate and terminate lease obligations, $5.3 million of severance and other costs associated with the termination of 142 employees, and $1.3 million of fees incurred for consulting services and other costs related to these integration activities. The employees who were terminated were assigned to redundant operations or administrative functions. In addition, one underutilized syndicated sales team in the United Kingdom was also eliminated. A $3.1 million charge recorded in 1999 consisted of $1.8 million in severance and related costs associated with the termination of 23 employees and $1.3 million in consulting services and other costs related to these integration activities. 1998 non-recurring costs also included compensation to stockholders of $0.8 million. Prior to their merger with the Company, certain stockholders of the acquired companies received annual compensation in their roles as managers in excess of amounts that they will receive pursuant to employment agreements they have entered into with Ventiv. The excess amount is recorded as non-recurring costs in the periods prior to the acquisitions and the Company has recorded no such compensation following these acquisitions.

                              VENTIV HEALTH, INC.

   The charges for integration activities and restructuring initiatives recorded in 2000, 1999 and 1998 were recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual at December 31, 1998 in accordance with EITF 94-3.

   The following table summarizes the activity in the integration activities liability account (in thousands):

                         Beginning           Deductions for    Changes in    Balance at End
                          Balance  Additions  Amounts Paid  Foreign Currency   of Period
                         --------- --------- -------------- ---------------- --------------
Year Ended December 31,
 2000...................  $  999    $ 5,447     $ 3,474           $(16)          $2,956
Year Ended December 31,
 1999(1)................  $7,971    $ 3,064     $10,036           $ --           $  999
Year Ended December 31,
 1998(1)................  $  --     $10,654     $ 2,683           $ --           $7,971

--------
(1) Amounts accrued and expensed in 1999 and 1998 included amounts related to recapitalization costs and acquisition and related costs (see Notes 13 and 14, respectively). At December 31, 2000 there were no amounts related to these items remaining in the accrual.

   The Company expects that these remaining amounts will be paid out by the end of 2001.

16. Income Taxes:
   The Company's net earnings (losses) before income taxes consisted of:

                                                       Year Ending December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (in thousands)
   Domestic.......................................... $34,811  $(5,318) $17,254
   Foreign...........................................  (6,789)  (2,128)  (2,959)
                                                      -------  -------  -------
     Total........................................... $28,022  $(7,446) $14,295
                                                      =======  =======  =======

   The Company's income tax provision (benefit) included the following components:

                                                        For the Years Ended
                                                           December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (in thousands)
   Current:
     U.S.--Federal................................... $ 6,865  $(1,779) $ 5,826
     U.S.--State and local...........................   1,477     (498)   1,672
     Foreign.........................................     616      504    4,622
                                                      -------  -------  -------
                                                      $ 8,958  $(1,773) $12,120
                                                      =======  =======  =======
   Deferred:
     U.S.--Federal................................... $ 3,342  $   578  $   807
     U.S.--State and local...........................     232      161      260
     Foreign.........................................  (1,324)     381     (338)
                                                      -------  -------  -------
                                                        2,250    1,120      729
                                                      -------  -------  -------
     Income tax provision (benefit).................. $11,208  $  (653) $12,849
                                                      =======  =======  =======

                              VENTIV HEALTH, INC.

   The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                             For the Years
                                                            Ended December
                                                                  31,
                                                            -----------------
                                                            2000  1999   1998
                                                            ----  -----  ----
   Taxes at statutory U.S. federal income tax rate......... 35.0%  35.0% 35.0%
   State and local income taxes, net of federal tax
    benefit................................................  6.1    5.3   9.4
   Utilization of net operating losses..................... (7.8)   --    --
   Foreign tax rate differential...........................  1.1    4.1   2.1
   Goodwill amortization...................................  3.7  (14.6)  3.7
   Non-recurring charges and other permanent differences...  1.9  (21.1) 39.7
                                                            ----  -----  ----
   Effective tax rate...................................... 40.0%   8.7% 89.9%
                                                            ====  =====  ====

   Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2000 and 1999, temporary differences that gave rise to the deferred tax assets and liabilities consisted of the following (in thousands):

                                                              As of December
                                                                    31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Allowances for doubtful accounts............................ $    --   $    163
Accrued expenses............................................    2,048     3,685
Deferred compensation.......................................      238       135
Intangible assets...........................................   17,583    22,063
Tax losses of subsidiaries..................................    6,856     8,070
Other.......................................................      766       905
                                                             --------  --------
Gross deferred tax assets...................................   27,491    35,021
                                                             --------  --------
Property and equipment......................................     (167)     (274)
Deferred revenues...........................................   (1,958)   (2,023)
Other.......................................................   (2,141)   (2,274)
                                                             --------  --------
Gross deferred tax liabilities..............................   (4,266)   (4,571)
                                                             --------  --------
Valuation allowance.........................................  (16,771)  (20,785)
                                                             --------  --------
    Net deferred tax asset.................................. $  6,454  $  9,665
                                                             ========  ========

   Several of the Company's subsidiaries have operating loss carryforwards that can be realized only if these subsidiaries generate taxable operating income in future periods. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: net operating losses generated between 1998 and 2000 of approximately $13.8 million, of which approximately $1.2 million expires in 2004, approximately $1.0 million expires in 2005, $6.4 million expires in 2019 and approximately $5.2 million which is not subject to expiration. Management continually assesses whether the Company's deferred tax asset associated with these operating tax loss carryforwards is realizable and believes that the deferred tax asset is realizable at December 31, 2000.

   One of the Company's foreign subsidiaries has certain intangibles and other assets which are depreciable and amortizable for tax purposes and can be realized only if that subsidiary generates sufficient taxable income. At December 31, 2000 and 1999, management determined that a valuation allowance against the deferred tax asset associated with these intangibles and other assets was required. Management continually assesses whether the related deferred tax asset is realizable and believes that the deferred tax asset, net of the valuation allowance, is realizable at December 31, 2000.

                              VENTIV HEALTH, INC.

   At December 31, 2000, cumulative undistributed earnings of the Company's foreign subsidiaries was approximately $2.1 million. No provision for U.S. income taxes or foreign withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

17. Related Parties:

   In 1999 and 2000, the Company received certain administrative services, under an interim service agreement with SNC. Included in the results of operations for the Company are charges of approximately $1.0 million and $0.6 million at December 31, 2000 and 1999, respectively. At December 31, 1999, the Company owed SNC $0.6 million, which was included in accrued expenses. No interest was paid on outstanding amounts.

18. Segment Information:

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's management considers its business to be a single reportable segment--the provision of integrated marketing and sales services to pharmaceutical and life science companies. The Company's operations are primarily in the United States and Western Europe. Below is a geographic separation of the revenue sources:

                                                       Year Ending December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
   Revenue:
     United States................................... $324,281 $214,395 $175,840
     Europe..........................................   92,379  130,260  145,660
                                                      -------- -------- --------
       Total......................................... $416,660 $344,655 $321,500
                                                      ======== ======== ========

19. Comprehensive Earnings (Losses):

   SFAS No. 130, "Reporting Comprehensive Income," was adopted during 1998. This statement established standards for reporting comprehensive income in the financial statements. Comprehensive income reports the effects on net earnings (losses) of transactions that are related to the equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in changes to the results or financial position of the Company.

                                                           For the period from
                                        For the year ended  September 27, to
                                        December 31, 2000   December 31, 1999
                                        ------------------ -------------------
   Net earnings (losses)...............      $16,814             $(6,451)
   Other comprehensive
    earnings/(losses), net of tax:
     Earnings contributed by Snyder....          --                1,758
     Compensation on shares issued.....          --               (2,100)
     Unrealized loss on marketable
      securities.......................          --                 (112)
     Foreign currency translation
      adjustment.......................          859              (1,020)
                                             -------             -------
   Comprehensive earnings (losses).....      $17,674             $(7,925)
                                             =======             =======

                              VENTIV HEALTH, INC.

20. Selected Quarterly Financial Data (unaudited, in thousands):

   The following table summarizes financial data by quarter for the Company for 2000 and 1999.

                                         2000 Quarter Ended
                         --------------------------------------------------
                         March 31 June 30 September 30 December 31  Total
                         -------- ------- ------------ ----------- --------
Revenues................ $98,917  $98,984   $103,355    $115,404   $416,660
Gross profit............  17,678   18,848     18,641      27,361     82,528
Net earnings............   2,786    4,092      2,959       6,977     16,814
Net earnings per share
 (diluted)..............    0.12     0.18       0.13        0.30       0.72(A)

                                           1999 Quarter Ended
                           --------------------------------------------------
                           March 31 June 30 September 30 December 31  Total
                           -------- ------- ------------ ----------- --------
Revenues.................. $86,939  $94,320   $72,900      $90,496   $344,655
Gross profit..............  19,659   23,456     1,005        5,239     49,359
Net earnings (losses).....   5,090    7,549   (12,981)      (6,451)    (6,793)
Net earnings (losses) per
 share (diluted)..........    0.21     0.32     (0.55)       (0.26)     (0.28)

--------
(A) The sum of the net earnings per share do not add up to the full year amount due to rounding and that the quarterly calculations are based on varying numbers of shares outstanding.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ventiv Health, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Ventiv Health, Inc. (the "Company"), as defined in Note 1 to the consolidated financial statements, included in this Form 10-K and have issued our report thereon dated February 19, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II Valuation and Qualifying Accounts included in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 19, 2001

                              VENTIV HEALTH, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                 (in thousands)

                                               Deductions from
                                    Additions    Reserve for
                         Balance at Charged to   Purpose for
                         Beginning   Cost and   Which Reserve  Translation Balance at End
                          of Year    Expense     was Created   Adjustment     of Year
                         ---------- ---------- --------------- ----------- --------------
Allowances for Doubtful
 Accounts:
Year ended December 31,
 2000...................   $2,517     $  535       $  883         $(53)        $2,116
Year ended December 31,
 1999...................    2,971      1,198        1,554          (98)         2,517
Year ended December 31,
 1998...................    3,924      1,162        2,118            3          2,971

                                               Deductions from
                                    Additions    Reserve for
                         Balance at Charged to   Purpose for
                         Beginning   Cost and   Which Reserve  Translation Balance at End
                          of Year    Expense     was Created   Adjustment     of Year
                         ---------- ---------- --------------- ----------- --------------
Accrual for
 Restructuring Charges:
Year ended December 31,
 2000...................   $ 999     $ 5,447       $3,474          $16         $2,956
Year ended December 31,
 1999...................   7,971       3,064       10,036          --             999
Year ended December 31,
 1998...................     --       10,654        2,683          --           7,971

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information contained in Ventiv's definitive proxy statement to be filed with the Commission for use in connection with the 2001 Annual General Meeting of Shareholders ("Ventiv's Proxy Statement") under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to this item.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) 1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

   Consolidated Balance Sheets as of December 31, 2000 and 1999.

   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

   Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000 and for the period from September 27, 1999 to December 31, 1999.

   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

   Notes to Consolidated Financial Statements

   2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

   Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

   3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

 Exhibit                           Description                             Page
 -------                           -----------                             ----
  3.1    Amended and Restated Certificate of Incorporation of Ventiv
         Health, Inc. (filed as Exhibit 3.1 to the Registrant's Form 10
         (File No. 001-15125) filed with the Securities and Exchange
         Commission under the Securities Act of 1934, as amended).*
  3.2    By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the
         Registrant's Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*
  4.1    Specimen form of certificate representing Ventiv Health, Inc.
         common stock (filed as Exhibit 4.1 to the Registrant's Form 10
         (File No. 001-15125) filed with the Securities and Exchange
         Commission under the Securities Act of 1934, as amended).*
 10.1    Form of Distribution Agreement between Snyder Communications,
         Inc. and Ventiv Health, Inc. (filed as Exhibit 10.1 to the
         Registrant's Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*
 10.2    Form of Tax Sharing Agreement between Snyder Communications,
         Inc. and Ventiv Health, Inc. (filed as Exhibit 10.2 to the
         Registrant's Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*
 10.3    Form of Interim Services Agreement between Snyder
         Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit
         10.3 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
         Securities Act of 1934, as amended).*
 10.4    Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit
         10.4 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
         Securities Act of 1934, as amended).*
 10.5    Employment Agreement, dated June 14, 1999 by and between Eran
         Broshy and Snyder Communications, Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*
 10.6    Employment Agreement, dated February 13, 1999 by and between
         Dr. Robert Brown and Health Products Research, Inc. (filed as
         Exhibit 10.6 to the Registrant's Form 10 (File No. 001-15125)
         filed with the Securities and Exchange Commission under the
         Securities Act of 1934, as amended).*
 10.7    Employment Agreement, dated February 13, 1998 by and between
         William Pollock and Healthcare Promotions, LLC (filed as
         Exhibit 10.9 to the Registrant's Form 10 (File No. 001-15125)
         filed with the Securities and Exchange Commission under the
         Securities Act of 1934, as amended).*
 10.8    Employment Agreement, dated August 18, 1999 by and between
         Gregory S. Patrick and Ventiv Health, Inc. (filed as Exhibit
         10.10 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
         Securities Act of 1934, as amended).*
 10.9    Credit Agreement, dated December 1, 1999, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., the lenders named therein and Bank of America, N.A. (filed as Exhibit 10.9 to
         Registrants Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*
 21.1    Subsidiaries of Ventiv Health, Inc.
 23      Consent of Arthur Andersen LLP.

--------
*  Incorporated by reference.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the three-month period ended
     December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ventiv Health, Inc.

                                                  /s/ Joseph S. Durko
                                          By: _________________________________
                                                      Joseph S. Durko
                                               Vice President, Controller and
                                                         Secretary
Date: March 30, 2000

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Eran Broshy               Chief Executive Officer      March 30, 2001
______________________________________  and Director (Principal
             Eran Broshy                Executive Officer)

        /s/ Joseph S. Durko            Vice President, Controller   March 30, 2001
______________________________________  and Secretary (Principal
           Joseph S. Durko              Financial and Accounting
                                        Officer)

       /s/ Daniel M. Snyder            Co-Chairperson of the        March 30, 2001
______________________________________  Board
           Daniel M. Snyder

      /s/ Michele D. Snyder            Co-Chairperson of the        March 30, 2001
______________________________________  Board
          Michele D. Snyder

        /s/ Donald Conklin             Director                     March 30, 2001
______________________________________
            Donald Conklin

         /s/ Fred Drasner              Director                     March 30, 2001
______________________________________
             Fred Drasner

        /s/ John R. Harris             Director                     March 30, 2001
______________________________________
            John R. Harris

      /s/ A. Clayton Perfall           Director                     March 30, 2001
______________________________________
          A. Clayton Perfall

    /s/ Mortimer B. Zuckerman          Director                     March 30, 2001
______________________________________
        Mortimer B. Zuckerman

 Exhibit                           Description                             Page
 -------                           -----------                             ----
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

 10.3    Form of Interim Services Agreement between Snyder
         Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit
         10.3 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

 10.4    Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit
         10.4 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

 10.5    Employment Agreement, dated June 14, 1999 by and between Eran
         Broshy and Snyder Communications, Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act
         1934, as amended).*

 10.6    Employment Agreement, dated February 13, 1999 by and between
         Dr. Robert Brown and Health Products Research, Inc. (filed as
         Exhibit 10.6 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

 10.7    Employment Agreement, dated February 13, 1998 by and between
         William Pollock and Healthcare Promotions, LLC (filed as
         Exhibit 10.9 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

 10.8    Employment Agreement, dated August 18, 1999 by and between
         Gregory S. Patrick and Ventiv Health, Inc. (filed as Exhibit
         10.10 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act 1934, as amended).*

 10.9 Credit Agreement, dated December 1, 1999, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., the lenders named therein and Bank of America, N.A. (filed as Exhibit 10.9 to
         Registrants Form 10 (File No. 001-15125) filed with the
         Securities and Exchange Commission under the Securities Act of
         1934, as amended).*

 21.1    Subsidiaries of Ventiv Health, Inc.

 23      Consent of Arthur Andersen, LLP.

--------
*  Incorporated by reference.