Form 10-K/A
period 2000-12-31
VENTIV HEALTH INC
filed 2001-05-01
CIK 1089473

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A
                                   -----------
                                 Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000
                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

                         Commission file number: 0-30318

                               VENTIV HEALTH, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   52-2181734
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                           1114 Avenue of the Americas
                                    8th Floor
                            New York, New York 10036
                                 (212) 768-8000
--------------------------------------------------------------------------------
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                    Registrant's Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $305,714,039 as of April 30, 2001.

As of April 30, 2001, there were 22,831,519 outstanding shares of the Registrant's Common Stock, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================
NY2:\1040379\01\M@RF01!.DOC\79008.0003

                                EXPLANATORY NOTE

         This Report on Form 10-K/A adds Part III to the Annual Report on Form 10-K of Ventiv Health, Inc. (the "Company") for the fiscal year ended December 31, 2000.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

         As of May 1, 2000, the directors and executive officers of the Company, their ages, the positions held by them and the periods during which they have served in such positions are as follows:

 Name                                    Age       Position with HomeFed                   Office Held Since
-----                                    ---       ---------------------                   -----------------
Daniel M. Snyder                          36       Co-Chairperson of the Board             1999

Michele D. Snyder                         38       Co-Chairperson of the Board             1999

Eran Broshy                               42       Chief Executive Officer and Director    1999

Mortimer B. Zuckerman                     63       Director                                1999

Fred Drasner                              58       Director                                1999

A. Clayton Perfall                        42       Director                                1999

Donald Conklin                            64       Director                                1999

John R. Harris                            52       Director                                2000

         The officers serve at the pleasure of the board of directors of the Company.

         The recent business experience of our executive officers and directors is summarized as follows:

         Daniel M. Snyder has served as the Co-Chairperson of the Board of the Company since the Company's separation from Snyder Communications, Inc. in September 1999. Mr. Snyder is the Owner and Chairman of the Washington Redskins football team. Mr. Snyder was Chairman and a founder of Snyder Communications, Inc. and served as Chief Executive Officer of Snyder and its predecessors from 1987 to September 2000.

         Michele D. Snyder has served as the Co-Chairperson of the Board of the Company since the Company's separation from Snyder Communications, Inc. in September 1999. Ms. Snyder was a founder of Snyder Communications, Inc. and served as President and Chief Operating Officer and a director of Snyder and its predecessors from 1987 to September 2000. Ms. Snyder is Mr. Snyder's sister.

         Eran Broshy has served as a director and the Chief Executive Officer of the Company since the Company's separation from Snyder Communications, Inc. in September 1999. Mr. Broshy served as the practice leader of the North American healthcare consulting practice of the Boston Consulting Group from 1991 to 1998. From 1998 to 1999, Mr. Broshy served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company.

         Mortimer B. Zuckerman has been a director of the Company since September 1999. Mr. Zuckerman has served as the Chairman of Boston Properties, Inc., a national real estate development and management company, since 1970. He also serves as Chairman of U.S. News & World Report, L.P. and Editor-in-Chief of U.S. News & World Report, Chairman of Daily News, L.P. and Co-Publisher of the New York Daily News, and Chairman of the Board of Directors of Applied Graphics Technologies, Inc.

         Fred Drasner has been a director of the Company since September 1999. Mr. Drasner has been Chief Executive Officer of Daily News, L.P. and Co-Publisher of the New York Daily News, since 1993. [Mr. Drasner also serves as the co-Chairman of U.S. News & World Report, Chairman of Applied Graphics Technologies, Inc., and Chairman and Chief Executive Officer of Applied Printing Technologies.]

         A. Clayton Perfall has been a director of the Company since the Company's separation from Snyder Communications, Inc. in September 1999. He currently serves as Chief Executive Officer of Convergence Holdings Corp. Prior to taking this position in January 2001, Mr. Perfall served as the Chief Financial Officer and a director of Snyder Communications, Inc. from 1996 to September 2000. Prior to joining Snyder Communications, Inc., Mr. Perfall spent fifteen years with Arthur Andersen LLP.

         Donald Conklin has been a director of the Company since September 1999. Prior to joining the Company's Board, Mr. Conklin worked for 37 years with Schering-Plough Corporation. He was President of the worldwide pharmaceutical operations for 10 years and Chairman of its Health Care Products division for two years. Mr. Conklin is a member of the Board of Directors of Biotransplant, Inc., Vertex Pharmaceuticals, Inc. and Alfa Cell, Inc.

         John R. Harris has been a director of the Company since May 2000. Mr. Harris is the Chairman and Chief Executive Officer of Ztango.com, a provider of wireless Internet software and solutions for e-companies, wireless network operators and corporations. Prior to joining Ztango.com in 1999, Mr. Harris spent 25 years with Electronic Data Systems, during which he held a variety of executive leadership positions encompassing sales, marketing, strategy and operations, most recently served as Corporate Vice President, Marketing & Strategy. Mr. Harris is a member of the Board of Directors of Applied Graphics Corporation, World Commerce Online and Genuity, Inc.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market System. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Common Stock and other equity securities of the Company. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than ten percent (10%) beneficial stockholders, the Company believes that during the year ended December 31, 2000, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, except that a Form 5 was not timely filed for each of Daniel M. Snyder and Fred Drasner. Mr. Snyder and Mr. Drasner subsequently filed Form 5's to report the transactions.

Item 11.  Executive Compensation.
-------   ----------------------

                           Summary Compensation Table

         The following table sets forth information in respect of the compensation of the Chief Executive Officer, and the other four most highly compensated executive officers of the Company for fiscal years 2000, 1999 and 1998, where applicable.

                                                                                     Long-Term Compensation
                                                    Annual Compensation                       Awards
                                           -------------------------------------- ----------------------------- ---------------
                                                                                   Restricted      Securities     All Other
                                                                                                                  ---------
                                                                   Other Annual       Stock        Underlying    Compensation
                                                                                                                 ------------
Name and Principal Position(s)      Year      Salary      Bonus    Compensation     Award(s)      Options/SARs    (c) (d) (e)
------------------------------      ----      ------      -----    ------------     --------      ------------    -----------
Eran Broshy (1)                     2000     $425,000         ---                          ---        ---
Chief Executive Officer and         1999     $225,890     $75,000                   $2,500,000      503,938
Director

Gregory S. Patrick (2)              2000     $250,000         ---                          ---        ---
Chief Financial Officer             1999      $83,562     $40,000                   $1,000,000      251,969

William C. Pollock (3)              2000     $289,000     $63,580                          ---        ---
President, US Sales                 1999     $275,000    $158,125                    $ 500,000       50,000
                                    1998     $240,000    $155,000                          ---       75,000

Leonard Vicciardo (4)               2000     $270,900     $66,000                          ---        ---
President, Health Products          1999     $258,400    $150,000                    $ 200,000       75,000
Research                            1998      $36,381         ---                          ---       90,000

Patrick Fourteau (5)                2000     $257,308     $80,000                    $ 300,000       50,000
President, Ventiv Europe


         (1) Mr. Broshy joined Ventiv Health, Inc. in June 1999. Of the 314,961 shares awarded to Mr. Broshy pursuant to his restricted stock award, 125,984 shares, representing forty percent of Mr. Broshy's restricted shares of Common Stock, having a market value of $1,582,674 as of December 31, 2000, had vested as of September 27, 2000. The balance of 188,977 shares representing the remaining sixty percent of such restricted shares will vest in equal installments over the next three years.

         (2) Mr. Patrick joined the Company in September 1999. Of the 125,984 shares awarded to Mr. Patrick pursuant to his restricted stock award, 69,292 shares representing fifty-five percent of Mr. Patrick's restricted shares of Common Stock, having a market value of $870,481 as of December 31, 2000, had vested as of September 27, 2000. Subsequent to December 31, 2000, as announced in a press release on February 15, 2001, Mr. Patrick resigned as the Company's Chief Financial Officer. As a result, the unvested portion of his restricted shares (56,692 shares) were cancelled.

         (3) Of the 62,992 shares awarded to Mr. Pollock pursuant to his restricted stock award, 34,646 shares representing fifty-five percent of Mr. Pollock's restricted shares of Common Stock, having a market value of $435,240 as of December 31, 2000, had vested as of September 27, 2000. The balance of 28,346 shares representing the remaining forty-five percent of such restricted shares will vest in equal installments over the next three years. The 1998 issuance of stock options of 75,000 for Mr. Pollock consisted of options to purchase shares of Snyder Communications, Inc. common stock, which expired as a result of the separation of the Company from Snyder Communications, Inc.

         (4) Mr. Vicciardo joined Health Products Research, Inc. in November 1998. Of the 25,197 shares awarded to Mr. Vicciardo pursuant to his restricted stock award, 13,859 shares representing fifty-five percent of Mr. Vicciardo's restricted shares of Common Stock, having a market value of $174,104 as of December 31, 2000, had vested as of September 27, 2000. The balance of 11,338 shares representing the remaining forty-five percent of such restricted shares will vest in equal installments over the next three years. The 1998 issuance of stock options of 90,000 for Mr. Vicciardo consisted of options to purchase shares of Snyder Communications, Inc. common stock, which expired as a result of the separation of the Company from Snyder Communications, Inc.

         (5) Mr. Fourteau joined Ventiv Health in January 2000. Had Mr. Fourteau been employed by Ventiv Health, Inc. since the beginning of 2000, he would have received an annual salary of $270,000. Mr. Fourteau was awarded 29,448 shares of restricted stock. At December 31, 2000, none of his restricted shares had vested. The restricted shares will vest in equal installments over the next four years.

         (6) Options to purchase Common Stock vest at a rate of 25% per year on each anniversary of the grant date, provided the employee is still employed by the Company on the applicable vesting date.

                          Option Grants in Fiscal 2000

The following table sets forth information with respect to option grants during fiscal 2000 to the individuals named in the Summary Compensation Table pursuant to the 1999 Stock Incentive Plan. No stock options were exercised in 2000 by individuals listed in the chart below.

                                              Annual Compensation
                                              -------------------
                                                                                        Potential Realizable Value at
                                               % of Total                               Assumed Annual Rates of Stock
                                Securities      options                                    Price Appreciation for
                                Underlying     Granted to   Exercise                             Option Term
                             Options Granted   Employees in   Price     Expiration               -----------
Name                          (# of shares)       2000       ($/Sh)       Date            5%($)              10%($)
----                          -------------       ----       ------       ----            -----              ------
Eran Broshy                        ---            ---         ---          ---              ---               ---
Gregory S Patrick                  ---            ---         ---          ---              ---               ---
William C. Pollock                 ---            ---         ---          ---              ---               ---
Leonard Vicciardo                  ---            ---         ---          ---              ---               ---
Patrick Fourteau                  50,000          8.2%      10.1875      1/24/10          $829,718        $1,321,188



                            Compensation of Directors

         John R. Harris received options to purchase 50,000 shares of Common Stock. Mr. Harris's option grant vests at a rate of 25% per year on the anniversary of the grant date, provided that he is still a member of the Board of Directors of the Company on the applicable vesting date. In addition, this option grant fully vests upon a change of control. In addition, Donald Conklin and John Harris receive compensation of $25,000 per annum plus the sum of $1,000 per meeting attended.

                         Executive Employment Contracts

         The Company has entered into employment agreements with each of the named officers below and on such terms and conditions as are described.

         Eran Broshy. On June 14, 1999, Snyder Communications, Inc. retained the services of Mr. Broshy as President of Snyder Communications, Inc.'s healthcare group. Under the terms of Mr. Broshy's employment agreement, which was assumed by the Company in connection with the spin-off from Snyder Communications, Inc., he initially received an annual base salary of $425,000. He is also eligible for an annual bonus award based on certain performance measures, which may not exceed $125,000.

         Under his employment agreement, the Company granted to Mr. Broshy 503,938 non-qualified options to purchase Common Stock at an exercise price equal to $7.9375, the closing price of Company Common Stock on the date of the spin-off. Mr. Broshy's options vest at the rate of 25% per year on each anniversary of the grant date, provided he is still employed by the Company on the applicable vesting date. Mr. Broshy's employment agreement also provides for a grant of an aggregate of $2,500,000 in restricted Common Stock, 20% of which vested on the distribution date and the remaining 80% vesting in equal increments over the next four years, provided he is still employed by the Company on the applicable vesting date. The restricted stock grant provided for in his employment agreement will prohibit Mr. Broshy from transferring any of his Common Stock for a period of four years after the distribution date. The agreement provides that upon a "change in control" of the Company, the vesting of both the stock options and restricted stock will accelerate so that Mr. Broshy's options and restricted stock are fully vested. For purposes of his employment agreement, "change in control" means any sale, transfer or other disposition of all or substantially all of the assets of the Company or the consummation of a merger or consolidation of the Company which results in the Company's stockholders immediately prior to such transaction owning, in the aggregate, less than a majority of the surviving entity. Furthermore, Mr. Broshy's employment agreement provides that he may borrow up to $500,000 from the Company exclusively for the purchase of Common Stock.

         Gregory S. Patrick. In September 1999, the Company retained the services of Mr. Patrick as Chief Financial Officer. Under the terms of Mr. Patrick's employment agreement, he initially received an annual base salary of $250,000. He is also eligible for an annual bonus award based on certain performance measures, which may not exceed $100,000. Under his employment agreement, the Company granted to Mr. Patrick non-qualified options to purchase an aggregate of 251,969 shares of Common Stock at an exercise price equal to $7.9375, the closing price of Common Stock on the distribution date. Mr. Patrick's options vest at the rate of 25% per year on each anniversary of the grant date, provided he is still employed by the Company on the applicable vesting date. Mr. Patrick's employment agreement also provided for a grant of an aggregate of $1,000,000 shares in restricted Common Stock, 40% of which vested on the distribution date, with the remaining 60% vesting in equal increments over the next four years, provided he is still employed by the Company on the applicable vesting date. The restricted stock grant provided for in his employment agreement will prohibit Mr. Patrick from transferring any of his Common Stock for a period of four years after the distribution date. Furthermore, Mr. Patrick's employment agreement provides that he may borrow from the Company an amount necessary to pay any federal and state income taxes resulting from the restricted stock grant. Subsequent to December 31, 2000, as announced in a press release on February 15, 2001, Mr. Patrick resigned as the Company's Chief Financial Officer. As a result, the unvested portion of his restricted shares (56,692 shares) and unvested stock options (188,976 shares) were cancelled.

         William C. Pollock. The Company entered into a new employment agreement with Mr. Pollock dated as of January 1, 2001. Mr. Pollock's initial base salary under his employment agreement is $300,000. He is also eligible for an annual bonus award, based on certain performance measures, of zero to sixty percent of his then current base salary. Under his employment agreement, the Company granted to Mr. Pollock non-qualified options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price equal to the closing price of a share of Common Stock on January 29, 2001, the grant date. Under this employment agreement and previous agreements, the Company has granted Mr. Pollock non-qualified options to purchase an aggregate of 75,000 shares of Common Stock. Mr. Pollock's options vest at the rate of 25% per year on each anniversary of the grant date, provided he is still employed by the Company on the applicable vesting date. In the event of Mr. Pollock's termination of employment without cause (as defined in his employment agreement), Mr. Pollock is entitled to a severance payment equal to one half of his annual base salary. In the event of a change of control (as defined in his employment agreement) of the Company, Mr. Pollock is entitled to a payment equal to his annual base salary, paid in two equal installments, subject to his continued employment and his not being terminated for any reason other than without cause.

         Leonard Vicciardo. Mr. Vicciardo's previous employment agreement with Health Products Research, Inc., a subsidiary of the Company, dated October 26, 1998, has expired. The Company expects to enter into a new employment agreement with Leonard Vicciardo effective as of January 29, 2001. The terms of Mr. Vicciardo's new employment agreement are expected to include an annual base salary of $273,000, an annual bonus award based on certain performance measures, up to his then current base salary, the grant to Mr. Vicciardo of non-qualified options to purchase an aggregate of 12,000 shares of Common Stock at an exercise price equal to the closing price of a share of Common Stock on January 29, 2001, the grant date. Under this employment agreement and previous agreements, the Company has granted Mr. Vicciardo non-qualified options to purchase an aggregate of 87,000 shares of Common Stock. Mr. Vicciardo's options will vest at the rate of 25% per year on each anniversary of the grant date, provided he is still employed by the Company on the applicable vesting date. Under the terms of the new employment agreement, in the event of Mr. Vicciardo's termination of employment without cause (as defined in his employment agreement), Mr. Vicciardo will be entitled to a severance payment equal to the lesser of the continuation of his base salary for a period of 26 weeks from the termination date or continuation of his base salary for a period from the termination date until he obtains new employment. In addition, in the event of a change of control (as defined in his employment agreement) of the Company, Mr. Vicciardo will be entitled to a payment equal to his annual base salary, paid in two equal installments, subject to his continued employment and his not being terminated for any reason other than without cause.

         Patrick Fourteau. Ventiv Health, Inc. entered into an employment agreement with Patrick Fourteau on January 24, 2000. Mr. Fourteau's initial base salary under his employment agreement is $270,000. The Company granted him options to purchase 50,000 shares of common stock at an exercise price of $10.1875 per share, vesting over a four-year period. In the event of Mr. Fourteau's termination without cause, restrictions on 50% of his vested restricted shares lapse, and he is entitled to a severance payments of one-quarter of his annual salary, plus salary until he gains new employment up to another one-quarter of his annual salary. In the event of a change of control of the Company, Mr. Fourteau is entitled to a payment equal to his annual base salary, paid in two installments, subject to his continued employment and his not being terminated for any reason other than without cause..

         Each of the employment agreements described above contains a non-competition commitment during the term of employment and for a period of 12 months after termination of employment. Additionally, each employment agreement contains a non-solicitation provision and provides for assignment by the employee to his employer of any work products developed by him during the term of his employment.

                        Compensation Committee Interlocks

         During 2000, the Board of Directors was responsible for the establishment of the general compensation policies of the Company. Throughout 2000, Eran Broshy, the Chief Executive Officer of the Company, also served as a director of the Company. Mr. Broshy absented himself from all discussions relating to, and abstained from voting on, resolutions concerning his own compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

         The following table sets forth certain information, to the knowledge of the Company, as of April 23, 2001 (except as otherwise noted), with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive Compensation," and (iv) all directors and executive officers of the Company as a group.

                                                                              Number of Shares
                                                                                and Nature of             Percent
Name of Beneficial Owner                                                    Beneficial Ownership        of Class (1)
------------------------                                                    --------------------        ------------
Daniel M. Snyder (2) ..............................................            2,797,914                  12.3%
Michele D. Snyder (3) .............................................            1,151,490                   5.0%
Mortimer B. Zuckerman (4)..........................................            1,646,016                   7.2%
Fred Drasner (5)...................................................              755,204                   3.3%
A. Clayton Perfall (6).............................................               25,000                      *
Don Conklin (7) ...................................................               12,500                      *
John R. Harris (8)                                                                12,500                      *
Eran Broshy (9)....................................................              296,969                   1.3%
Gregory Patrick (10)...............................................              132,284                      *
Leonard Vicciardo (11).............................................               51,358                      *
William C. Pollock (12)............................................              114,375                      *
Patrick Fourteau (13)                                                             21,862                      *
The TCW Group (14).................................................            3,297,404                  14.4%
Capital Research and Management Co. (15)...........................            1,983,330                   8.7%
RS  Investment Management Co. LLC (16)                                         1,489,000                   6.5%
All directors and executive officers as a group (12 persons) (17)..            7,017,472                  30.7%
*Denotes less than 1%.

(1)  Based upon 22,831,519 shares of Common Stock outstanding as of April 30,
     2001.

(2) Includes 37,500 shares of common stock issuable upon exercise of options. The address for Daniel M. Snyder is 21300 Redskin Park Drive, Ashburn, Virginia 20147.

(3) Includes 37,500 shares of common stock issuable upon exercise of options. Includes 92,816 shares subject to a forward purchase contract with unaffiliated third party. The contract obligates the contracting party to deliver shares or cash on a pre-arranged settlement date. To the extent that the value of the common stock appreciates between the date of the contract and the settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the contract. Prior to the settlement date, Ms. Snyder or her affiliate described below retains voting and dividend rights with respect to the shares that are the subject of the contract. Pursuant to the contract, the settlement date is the third trading day following July 30, 2001. The address for Michele D. Snyder is c/o Ventiv Health, Inc., 1114 Avenue of the Americas, New York, New York, 10036.

(4) Consists of shares of common stock held by USN College Marketing, L.P. ("College Marketing") (a limited partnership in which USN College Marketing, Inc. ("USN Inc.") is the general partner and Fred Drasner is the sole limited partner) and attributable to USN Inc.'s general partnership interest in College Marketing. USN Inc. is owned one third by Mortimer B. Zuckerman and two thirds by the MBZ Trust of 1996, for which an outside person acts as the Trustee. Mr. Zuckerman is the sole director of USN Inc. Includes 211,537 shares of common stock owned by USN, Inc. subject to a forward purchase contract with an unaffiliated third party. The contract obligates the contracting party to deliver shares or cash on the third trading day following July 30, 2001. To the extent that the value of the common stock appreciates between the date of the contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the contract. Prior to the settlement date, College Marketing retains voting and dividend rights with respect to the shares that are the subject of the contract. Does not include 355,104 shares held by College Marketing that are beneficially owned by Mr. Drasner. See Note 5. Also includes 25,000 shares of common stock issuable upon exercise of options. Mr. Zuckerman's address is 599 Lexington Avenue, Suite 1300, New York, New York 10022. The address of MBZ Trust of 1996 is c/o Boston Properties, 8 Arlington Street, Boston, Massachusetts 02116.

(5) Consists of (i) 108,434 shares owned by Mr. Drasner in his individual capacity and over which he exercises sole voting and investment discretion,
     (ii) 355,104 shares beneficially owned by Mr. Drasner as limited partner in College Marketing and (iii) 266,666 shares beneficially owned by Mr. Drasner as a result of his ownership of F.D. Sutton, LLC ("Sutton") a limited liability company of which Mr. Drasner is the sole member. Also includes 25,000 shares of common stock issuable upon exercise of options.

(6)  Includes 25,000 shares of common stock issuable upon exercise of options.

(7)  Consists of options to purchase 12,500 shares of Ventiv common stock.

(8)  Consists of options to purchase 12,500 shares of Ventiv common stock.

(9) Includes 125,985 shares of common stock issuable upon exercise of options and 125,984 shares of unvested, restricted stock.

(10) Includes 62,993 shares of common stock issuable upon exercise of options and 69,291 shares of vested, restricted stock.

(11) Includes 37,500 shares of common stock issuable upon exercise of options and 13,858 shares of vested, restricted stock.

(12) Includes 37,500 shares of common stock issuable upon exercise of options and 34,646 shares of vested, restricted stock.

(13) Includes 12,500 shares of common stock issuable upon exercise of options and 7,362 shares of vested, restricted stock.

(14) Ownership is as reported in Schedule 13G of the TCW Group, Inc. ("TCW") and is as of February 14, 2001. TCW's address is 865 South Figueroa Street, Los Angeles, California, 90017.

(15) Ownership is as reported in Schedule 13G of Capital Research and Management Co. ("Capital") and is as of February 12, 2001. Capital's address is 333 South Hope Street, 55th Floor, Los Angeles, California 90071.

(16) Ownership is as reported in Schedule 13G of RS Investment Management Co. LLC ("RSIM") and is as of February 15, 2001. No known address.

(17) Includes 451,478 shares of common stock issuable upon exercise of options and 251,141 shares of vested, restricted stock.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------


         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VENTIV HEALTH, INC.
                                   Registrant


                                  By: /s/ Joseph S. Durko
                                  -----------------------------------
                                  Joseph S. Durko
                                  Vice President, Controller and Secretary
Dated:  May 1, 2001