Form 10-Q
period 2001-03-31
VENTIV HEALTH INC
filed 2001-05-15
CIK 1089473

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________

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

  Common Stock, par value $0.001, 22,835,750 shares outstanding as of May 9,
2001

                              VENTIV HEALTH, INC.
                              QUARTERLY REPORT ON
                                   FORM 10-Q

                                                                                                             Page
                                                                                                           --------
PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements
        Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
          December 31, 2000..............................................................................       1

        Condensed Consolidated Statements of Earnings for the three-month periods ended
          March 31, 2001 (unaudited) and 2000 (unaudited)................................................       2

        Condensed Consolidated Statements of Cash Flows for the three-month periods ended
          March 31, 2001 (unaudited) and 2000 (unaudited)................................................       3

        Notes to Condensed Consolidated Financial Statements.............................................     4-6

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........    7-10

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....................................      11

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings..............................................................................      11

  ITEM 4. Submission of Matters to a Vote of Security Holders............................................      11

  ITEM 6. Exhibits and Reports on Form 8-K...............................................................      11

SIGNATURES...............................................................................................      12

                        PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                        March 31,    December 31,
                                                                                                        ----------  -------------
                                                                                                           2001         2000
                                                                                                        ----------  -------------
                                                                                                        (unaudited)
ASSETS
 Current assets:
   Cash and equivalents..............................................................................    $  9,867       $ 28,865
   Accounts receivable, net of allowances for doubtful accounts of $2,160  and $2,116 at
    March 31, 2001 and December 31, 2000, respectively...............................................      59,816         59,106
   Unbilled services.................................................................................      40,895         17,490
   Other current assets..............................................................................      10,630          9,385
                                                                                                        ---------   ------------
    Total current assets.............................................................................     121,208        114,846
 Property and equipment, net.........................................................................      37,471         34,743
 Goodwill and other intangible assets, net...........................................................      88,765         90,294
 Deferred tax assets.................................................................................       7,707          7,836
 Investments, deposits and other non-current assets..................................................       2,731          3,495
                                                                                                        ---------   ------------
    Total assets.....................................................................................    $257,882       $251,214
                                                                                                        =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt, including current portion of capital lease obligations of
   $7,056 and $5,806, respectively...................................................................    $ 13,076       $  7,826
 Accrued payroll, accounts payable and accrued expenses..............................................      40,882         43,009
 Client advances and unearned revenue................................................................      18,057         17,538
 Current deferred tax liability......................................................................       1,567          1,382
                                                                                                        ---------   ------------
    Total current liabilities........................................................................      73,582       $ 69,755
 Long-term debt......................................................................................      17,307         17,336
 Capital lease obligations ..........................................................................      16,457         14,877
 Other non-current liabilities.......................................................................          57            120
 Commitments and contingencies.......................................................................          --             --

 Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
  March 31, 2001 and December 31, 2000...............................................................          --             --
 Common stock, $.001 par value, 50,000,000 shares authorized; 22,822,564 shares and
  22,769,593 shares outstanding at March 31, 2001 and December 31, 2000,
  respectively.......................................................................................          23             23
 Additional paid-in-capital..........................................................................     156,674        156,410
 Deferred compensation...............................................................................      (2,123)        (2,739)
 Accumulated other comprehensive losses..............................................................      (2,440)        (1,542)
 Accumulated deficit.................................................................................      (1,655)        (3,026)
                                                                                                        ---------   ------------
    Total stockholders' equity.......................................................................     150,479        149,126
                                                                                                        ---------   ------------
    Total liabilities and stockholders' equity.......................................................    $257,882       $251,214
                                                                                                        =========   ============


    See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (in thousands, except per share amounts)

                                                                               For the Three Months
                                                                         -------------------------------
                                                                                  Ended March 31,
                                                                         -------------------------------
                                                                           2001                 2000
                                                                           ----                 ----
                                                                                   (unaudited)
Revenues.............................................................    $104,849            $  98,917
Operating expenses:
  Costs of services..................................................      88,951               81,239
  Selling, general and administrative expenses.......................      12,207               12,883
                                                                         --------              -------
Earnings from operations.............................................       3,691                4,795
Interest expense.....................................................        (996)                (469)
Investment income....................................................         208                  318
Loss on investment in equity of non-affiliate........................        (500)                  --
                                                                         --------              -------
Earnings before income taxes.........................................       2,403                4,644
Provision for income taxes...........................................       1,033                1,858
                                                                         --------              -------
  Net earnings.......................................................    $  1,370              $ 2,786
                                                                         ========              =======

Earnings per share (see Note 3):

  Basic..............................................................    $   0.06              $  0.12
  Diluted............................................................    $   0.06              $  0.12


     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                        For the Three Months
                                                                                                        ---------------------
                                                                                                           Ended March 31,
                                                                                                        ---------------------
                                                                                                           2001        2000
                                                                                                         --------    --------
                                                                                                              (unaudited)
Cash flows from operating activities:
 Net earnings...................................................................................     $    1,370    $    2,786
 Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation..................................................................................          3,290         1,129
  Amortization..................................................................................          1,098         1,278
  Deferred taxes................................................................................            314          (334)
  Losses on disposals of capital assets.........................................................            183           109
  Non-cash expense for restricted stock vesting.................................................            166           173
  Non-cash expense for loss on investment in equity of non-affiliate............................            500            --
 Net changes in assets and liabilities:
  Accounts receivable, net......................................................................           (710)        2,771
  Unbilled services.............................................................................        (23,405)       (4,688)
  Deposits and other non-current assets.........................................................         (1,245)          103
  Accrued payroll, accounts payable and accrued expenses........................................         (2,127)       (1,358)
  Client advances and unearned revenue..........................................................            520        (7,139)
  Other.........................................................................................            264          (850)
                                                                                                       --------      --------
 Net cash used in operating activities..........................................................        (19,782)       (6,020)

Cash flows from investing activities:
  Purchases of property and equipment...........................................................         (1,736)       (1,275)
  Investment in equity of non-affiliate.........................................................             --        (2,000)
  Other.........................................................................................            (28)           --
                                                                                                       --------      --------
 Net cash used in investing activities..........................................................         (1,764)       (3,275)

Cash flows from financing activities:
  Net borrowings of debt........................................................................          3,971        21,165
  Repayments of capital lease obligations.......................................................         (1,907)           --
  Repurchases of issued and outstanding common stock............................................             --       (10,780)
  Proceeds from the exercise of stock options...................................................            714           234
                                                                                                       --------      --------
 Net cash provided by financing activities......................................................          2,778        10,619
                                                                                                       --------      --------
Effect of exchange rate changes on cash and equivalents.........................................           (230)         (424)
                                                                                                       --------      --------
Net (decrease) increase in cash and equivalents.................................................        (18,998)          900
Cash and equivalents, beginning of period.......................................................         28,865        37,627
                                                                                                       --------      --------
Cash and equivalents, end of period.............................................................     $    9,867    $   38,527
                                                                                                       ========      ========

Supplemental disclosures of cash flow information:
  Cash paid for interest........................................................................     $      972    $      445
  Cash paid for income taxes....................................................................     $      581    $      987

Supplemental disclosures of non-cash activities:
   Vehicles acquired under capital lease arrangements...........................................     $    4,674            --


     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Organization, Business and Basis of Presentation:


  Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Current clients include: Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer and Pharmacia.

     The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of Ventiv and subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows of the Company for the three-month periods ended March 31, 2001 and 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain balances as of December 31, 2000 have been reclassified to conform to the March 31, 2001 Balance Sheet presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

2.   Share Repurchase Program:

     From inception to date, the Company has repurchased approximately 2.2 million shares for approximately $21.9 million (including applicable fees and broker commissions) under its share repurchase program. No shares were repurchased during the three-month period ended March 31, 2001.

                              VENTIV HEALTH, INC.

3.   Earnings Per Share:

     The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three-month periods ended March 31, 2001 and 2000:

                                                                                Three Months Ended
                                                                           ----------------------------
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 2001            2000
                                                                              -------         -------
                                                                         (in thousands, except per share data)
Basic EPS Computation
  Net earnings.........................................................       $ 1,370         $ 2,786
  Weighted average common shares issued and outstanding................        22,475          22,956
                                                                              -------         -------
  Basic EPS............................................................       $  0.06         $  0.12
                                                                              =======         =======

Diluted EPS Computation
  Net earnings.........................................................       $ 1,370         $ 2,786
  Diluted common shares outstanding:
   Weighted average common shares outstanding..........................        22,475          22,956
   Employee stock options..............................................           794             307
   Restricted stock awards.............................................           169             131
                                                                              -------         -------
   Total diluted common shares issued and outstanding..................        23,438          23,394
                                                                              -------         -------
   Diluted EPS.........................................................       $  0.06         $  0.12
                                                                              =======         =======

4.   Significant Clients:

      During the three-month period ended March 31, 2001, two clients, an emerging pharmaceutical company and Bristol-Myers Squibb, Inc., accounted for approximately 20% and 17% of the Company's total revenue, respectively. During the three-month period ended March 31, 2000, Bristol-Myers Squibb, Inc. accounted for approximately 25% of the Company's total revenue. The Company expects that these clients will continue to provide a significant portion of the Company's revenue for the remainder of the year.

                              VENTIV HEALTH, INC.

5.   Comprehensive Earnings:

     SFAS No. 130, "Reporting Comprehensive Income", became effective in 1998. This statement established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                                   March 21, 2001
                                                                            -----------------------------
                                                                                 2001             2000
                                                                               ------          -------
                                                                                   (in thousands)
Net earnings............................................................       $1,370          $ 2,786
Other comprehensive earnings (losses), net of tax:
  Unrealized loss on marketable securities..............................         ----               (5)
  Foreign currency translation adjustment...............................         (898)          (1,257)
                                                                               ------          -------
Comprehensive earnings..................................................       $  472          $ 1,524
                                                                               ======          =======

6.   Capital Lease Obligations:

     During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its U.S. Contract Sales business unit. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13 -- "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $4.7 million during the three-month period ended March 31, 2001.

7.   Subsequent Event:

     In May 2001, one of the Company's eHealth partners, HeliosHealth, Inc, advised its shareholders of their intent to effect a significant restructuring of their business. While the impact of these actions on the value of Ventiv's investment is uncertain, management believed that a full devaluation was appropriate at this time. Accordingly, the Company has written off its entire $500,000 investment as of March 31, 2001.

                              VENTIV HEALTH, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; and sales execution. Over almost three decades, Ventiv Health has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies.

     The following information should be read in conjunction with the condensed consolidated financial statements, accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2000.

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

     Any statement made in this Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Such forward-looking statements involve known and unknown risks that may cause the Company's performance to differ materially from the results expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications. Such risks include, but are not limited to: changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; our ability to compete successfully with other services in the market; our ability to maintain large client contracts or to enter into new contracts; uncertainties related to future incentive payments and earnings under revenue sharing arrangements; and our ability to operate and compete successfully in new lines of business.

Overview

     Ventiv Health, Inc. is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; and sales execution. Over almost three decades, Ventiv Health has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Ventiv Health conducts business across the United States and Europe. Current clients include Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer and Pharmacia.

     Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational and communication services for the medical community. We plan to focus on internal growth for the foreseeable future as our primary means of expansion, although we will consider attractive acquisition opportunities as they arise.

     Ventiv's Health Products Research ("HPR") designs and monitors product launches and ongoing marketing and sales strategies with its proprietary programs to maximize resource utilization and return on investment for pharmaceutical and other life sciences companies. Ventiv Health Communications provides educational and promotional programs to physicians and other healthcare professionals. Ventiv Health Worldwide Sales designs and executes outsourced sales programs for pharmaceutical and other life sciences products. Through our Ventiv Integrated Solutions division, we are offering new solutions for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing clients to retain control of their assets.

     We expect that the complementary services that Ventiv is able to offer to its customers will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a coordinated spectrum of healthcare marketing and sales services. Most of Ventiv's largest clients utilize the services of more than one of our business units.

Results of Operations

     The following sets forth, for the periods indicated, certain components of Ventiv's statements of earnings, including such data as a percentage of revenues.

($'s in 000's)                                                         Three months ended
                                                                             March 31,
                                                          ------------------------------------------
                                                                     2001               2000
                                                                   --------            -------
                                                                           (unaudited)
Revenue                                                     $  104,849   100.0%  $  98,917   100.0%
Costs of services                                               88,951    84.8%     81,239    82.1%
Selling, general and administrative expenses                    12,207    11.6%     12,883    13.0%
                                                              --------  ------     -------
Earnings from operations                                         3,691     3.5 %     4,795    4.9 %
Interest expense                                                  (996)   (0.9)%      (469)  (0.5)%
Interest income                                                    208     0.2%        318     0.3%
Loss on investment in equity of non-affiliate                     (500)   (0.5)%       ---     0.0%
                                                              --------  ------     -------  ------
Earnings before income taxes                                     2,403     2.3%      4,644     4.7%
Provision for income taxes                                       1,033     1.0%      1,858     1.9%
                                                              --------  ------     -------  ------
Net earnings                                                  $  1,370     1.3%    $ 2,786     2.8%
                                                              ========  ======     =======  ======

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues: Revenues increased by approximately $5.9 million, or 6.0%, to $104.8 million in the three month period ended March 31, 2001, from $98.9 million in the three months ended March 31, 2000.

     Revenues in our U.S. Sales business unit were $67.0 million, an increase of 25% over the $53.6 million in the same period in 2000, and accounted for 63.9% of total Ventiv revenues for the three months ended March 31, 2001. This growth primarily resulted from new contracts and expansions of existing business relationships with Bristol-Myers Squibb ("BMS"), Novo Nordisk and our new emerging pharmaceutical client. U.S. Sales' revenues and operating income included approximately $2.1 million and $2.2 million of incentive fees for the three months ended March 31, 2001 and 2000, respectively.

     In August 1999, the U.S. Sales group entered into a significant multi-year contract with BMS. In January 2001, this contract transitioned from a fixed plus incentive fee arrangement to a revenue sharing arrangement, where the payments made to Ventiv are currently determined as percentages of the revenues from the products supported.

     The Company's European Sales business generated revenues of $26.0 million, an increase of 9.2% from the first quarter of 2000. Revenues generated by the European Sales business represented 24.8% of total revenues for the fiscal quarter ended March 31, 2001. The increase in revenue primarily was a result of new contracts and expansions of existing business relationships with clients in Germany.

     Ventiv Health Communications' revenue represented 5.3% of the Company's first quarter revenues. Revenues for the business unit were approximately $5.6 million for the three months ended March 31, 2001, which represented a decrease of $9.3 million from the $14.9 million of revenue recorded in 2000. The decrease in revenues was primarily a result of a reduction in the level of business received from a significant client in 2000 and the timing of services to be rendered relating to new business booked during the quarter. The effect of this revenue decline on results of operations was partially mitigated by cost savings generated from our recent restructuring initiatives. Based on recent successes in new business development and with a recent change in executive management for this business unit, we believe that revenues from Ventiv Health Communications will increase in the second half of fiscal 2001 and beyond.

     Health Products Research generated 6.0% of total revenues, and $6.3 million and $6.5 million in the three-month periods ended March 31, 2001 and 2000, respectively. Revenues decreased $0.2 million, or 3%, from the first quarter of 2000. Revenues in the three-month period ended March 31, 2000 included revenues of several significant projects that were initiated in the fourth quarter of 1999 and completed in the subsequent quarterly period.

     Costs of Services: Costs of services increased by approximately $7.7 million, or 9.5%, to $ 89.0 million this fiscal quarter from $81.2 million in the three-month period ending March 31, 2000. Costs of services increased as a percentage of revenues to 84.8% from 82.1% in the three-month periods ended March 31, 2001 and 2000, respectively. The increase in costs of services as a percentage of revenues was primarily due to the incremental revenue and operating income recognized in 2000 relating to contract start-up activities on the BMS arrangement. Start-up costs and expenses of approximately $2.0 and $7.6 were recognized in the third and fourth quarters of 1999, respectively.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $0.7 million, or 5.4%, to $12.2 million from $12.9 million in the three month periods ending March 31, 2001 and 2000, respectively. Selling, general and administrative expenses decreased as a percentage of revenue to 11.6% for the three months ending March 31, 2001 from 13.0% for the three months ending March 31, 2000. The decline as a percentage of revenue is primarily the result of the effect of measures taken during the latter half of 2000 to restructure the European and Ventiv Health Communications business units. Savings were also realized at the corporate level following the completion of the transition of the accounting and finance functions from Snyder, eliminating the assistance fees charged previously for such services.

     Interest Expense: Ventiv recorded $1.0 million and $0.5 million of interest expense in the three months ended March 31, 2001 and 2000, respectively. The Company incurred $0.4 million in 2001 of interest expense related to payments made under capital leases for a fleet of automobiles at the U.S. Sales business unit. There was no similar amount incurred in the three months ended March 31, 2000.

     Investment Income: Ventiv recorded approximately $0.2 million and $0.3 million of investment income in the three months ended March 31, 2001 and 2000, respectively. Variations in investment income result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

     Loss on investment in equity of non-affiliate: In May 2001, one of our eHealth partners, HeliosHealth, Inc., advised us of their intent to effect a significant restructuring of their business. While we cannot be certain as to the impact of these actions on the value of our investment, management believes that a full devaluation is appropriate at this time. Accordingly, the Company has written off its entire $500,000 investment as of March 31, 2001.

     Provision for Income Taxes: Ventiv recorded a provision for income taxes using an estimated effective tax rate of 43.0% for the three-month period ended March 31, 2001, and a provision using an effective tax rate of 40.0% for the three-month period ended March 31, 2000. The increase in the effective tax rate is also reflective of the one-time benefit derived in 2000 from the use of certain tax loss carryforwards from prior tax years. Our current effective tax rate is based on current projections for earnings in each tax jurisdiction in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions.

     Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $1.4 million to $1.4 million, from $2.8 million, in the three months ended March 31, 2001 and 2000, respectively. Lower average margins from the BMS contract due to the timing of revenue recognition contributed to the decrease in net earnings, as more fully explained above.

Liquidity and Capital Resources

     At March 31, 2001, Ventiv had $9.9 million of cash and cash equivalents, a decrease of $19.0 million from December 31, 2000. For the three month periods ending March 31, 2001 compared to March 31, 2000, cash used in operations increased by $13.8 million and cash used in investing activities decreased by $1.5 million. In addition, cash provided by financing activities decreased by $7.8 million to $2.8 million. These decreases were partially offset by favorable effects of changes in foreign exchange rates.

     Cash used in operations was $19.8 million in the three-month period ended March 31, 2001, as compared to $6.0 million in 2000. This increase was primarily due to increased accounts receivable and unbilled services, resulting from business growth and the timing of certain billings for services rendered and revenue earned in the first quarter of 2001, respectively. The increase in cash used in operations, primarily attributable to the factors mentioned above, was partially offset by a net increase of $0.5 million in client advances and unearned revenue, versus a net decrease of $7.1 million in these balances in the three-month period ended March 31, 2000.

     Cash used in investing activities was $1.8 million and $3.3 million through March 31, 2001 and 2000, respectively. Cash expenditures in 2001 relate primarily to capital expenditures. In addition to capital expenditures of $1.3 million, the Company made a $2.0 million equity investment in RxCentric, Inc. in the quarterly period ended March 31, 2000.

     Cash provided by financing activities was $2.8 million and $10.6 million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2000, the Company increased its borrowings on its line of credit by $21.2 million, while repurchasing $10.8 million of its stock. In 2001, the Company increased its borrowings by $4.0 million, primarily in support of operations. No shares were repurchased in the three-month period ended March 31, 2001.

     On December 1, 1999, we entered into a $50 million unsecured revolving credit facility, which expires on December 1, 2003. Borrowings may be used for general corporate purposes, acquisitions and the repurchase of up to $37.5 million of Ventiv common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At March 31, 2001, the Company was in compliance with these financial covenants.

     We believe our cash and equivalents, as well as cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future. We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition and investment opportunities as they arise. Cash provided from operations may not be sufficient to fund internal growth initiatives that we may pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We cannot assure you that we will be successful in raising the capital required to complete all acquisition opportunities that we may wish to pursue in the future.

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

Long-term Debt Exposure

     As of March 31, 2001, the Company has drawn $23.0 million against its $50.0 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.2 million of interest expense on an annual basis.

Foreign Currency Exchange Rate Exposure

     Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at March 31, 2001. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 40%, 27%, and 33% of the Company's foreign-sourced revenues for the three month period ended March 31, 2001 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.

                                                                                                              10% Decrease in
                                                                                                              ---------------
                                                                                             Balance at        Value of Local
                                                                                          ----------------     --------------
                                                                                              March 31,        Currencies to
                                                                                          ----------------     -------------
                                                                                                 2001             US Dollar
                                                                                               --------           ---------
Total Assets............................................................................          $257,882             $251,779
Total Liabilities.......................................................................          $107,403             $100,155
Revenues................................................................................          $104,849             $102,247

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     The Company is subject to various proceedings arising in the normal course of business, none of which individually, or in the aggregate, are expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     Current Report on Form 8-K, dated as of February 15, 2001, regarding the resignation of Gregory S. Patrick, Chief Financial Officer (Principal Financial Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VENTIV HEALTH, INC.

                                        By:   /s/Joseph S. Durko
Date: May 15, 2001


                                                   Joseph S. Durko
                                                   Vice President, Controller
                                                   and Secretary (Principal
                                                   Financial and Accounting
                                                   Officer)