Form 10-Q
period 2001-06-30
VENTIV HEALTH INC
filed 2001-08-14
CIK 1089473

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   Form 10-Q

                             _____________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Transition Period From __ to __


                         Commission file number 0-30318

                           ________________________

                              VENTIV HEALTH, INC.

             (Exact name of registrant as specified in its charter)

                     Delaware                                    52-2181734
          (State or other jurisdiction                         (IRS Employer
        of incorporation or organization)                   Identification No.)


       1114 Avenue of the Americas, 8th Floor, New York, New York 10036
              (Address of principal executive office and zip code)

                                 (212) 768-8000
              (Registrant's telephone number, including area code)

                            ________________________

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

  Common Stock, par value $0.001, 22,988,024 shares outstanding as of July 31, 2001

                              VENTIV HEALTH, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                              Page
                                                                                                             -----
PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
           December 31, 2000.............................................................................       1

         Condensed Consolidated Statements of Operations for the three-and six-month periods ended
           June 30, 2001 and 2000 (unaudited)............................................................       2

         Condensed Consolidated Statements of Cash Flows for the six-month periods ended
           June 30, 2001 and 2000 (unaudited)............................................................       3

         Notes to Condensed Consolidated Financial Statements............................................     4-6

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........    7-13

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......................................      13

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings...............................................................................      14

 ITEM 4. Submission of Matters to a Vote of Security Holders.............................................      14

 ITEM 5. Other Information...............................................................................      14

 ITEM 6. Exhibits and Reports on Form 8-K................................................................      14

SIGNATURES...............................................................................................      15

                         PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              VENTIV HEALTH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                       June 30,    December 31,
                                                                                                         2001         2000
                                                                                                       --------    ------------
                                                                                                      (unaudited)
                                                 ASSETS
Current assets:
  Cash and equivalents..............................................................................      $ 20,431       $ 28,865
  Accounts receivable, net of allowances for doubtful accounts of $1,940 and $2,116 at
    June 30, 2001 and December 31, 2000, respectively...............................................        70,919         59,106
  Unbilled services.................................................................................        31,690         17,490
  Other current assets..............................................................................        11,271          9,385
                                                                                                          --------       --------
       Total current assets.........................................................................       134,311        114,846
Property and equipment, net.........................................................................        31,980         34,743
Goodwill and related intangible assets, net.........................................................        83,136         85,088
Other intangible assets, net........................................................................         4,435          5,206
Deferred tax asset..................................................................................         5,792          7,836
Investments and other noncurrent assets.............................................................         2,777          3,495
                                                                                                          --------       --------
       Total assets.................................................................................      $262,431       $251,214
                                                                                                          ========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..............................................................      $ 13,000       $  2,020
  Current portion of capital lease obligation.......................................................         5,619          5,806
  Accrued payroll, accounts payable and accrued expenses............................................        44,085         43,009
  Current deferred tax liability....................................................................         1,951          1,382
  Client advances and unearned revenue..............................................................        16,346         17,538
                                                                                                          --------       --------
       Total current liabilities....................................................................        81,001         69,755
Long-term debt......................................................................................        17,000         17,336
Capital lease obligations...........................................................................        12,089         14,877
Other non-current liabilities.......................................................................            50            120
                                                                                                          --------       --------
       Total liabilities............................................................................      $110,140       $102,088
                                                                                                          --------       --------


Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
  June 30, 2001, and December 31, 2000..............................................................            --             --
Common stock, $.001 par value, 50,000,000 shares authorized; 22,970,823 shares and
  22,769,593 shares outstanding at June 30, 2001 and December 31, 2000,
respectively........................................................................................            23             23
Additional paid-in-capital..........................................................................       157,851        156,410
Deferred compensation...............................................................................        (1,919)        (2,739)
Accumulated other comprehensive losses..............................................................        (4,194)        (1,542)
Retained earnings (accumulated deficit)............................................................            530         (3,026)
                                                                                                          --------       --------
       Total stockholders' equity...................................................................       152,291        149,126
                                                                                                          --------       --------
       Total liabilities and stockholders' equity...................................................      $262,431       $251,214
                                                                                                          ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                        For the Three Months         For the Six Months
                                                           Ended June 30,              Ended June 30,
                                                      -------------------------  --------------------------
                                                         2001         2000          2001          2000
                                                         ----         ----          ----          ----
                                                                          (unaudited)
Revenues............................................     $103,194      $98,984      $208,043      $197,901
Operating expenses:
  Costs of services.................................       86,692       80,136       175,636       161,375
  Selling, general and administrative expenses......       12,151       11,913        24,365        24,796
                                                         --------      -------      --------      --------
Earnings from operations............................        4,351        6,935         8,042        11,730
Interest expense....................................         (969)        (582)       (1,964)       (1,051)
Investment income...................................           95          467           303           785
Loss on investment in equity of non-affiliate.......           --           --          (500)           --
Gain on sale of product marketing rights............          356           --           356            --
                                                         --------      -------      --------      --------
Earnings before income taxes........................        3,833        6,820         6,237        11,464
Provision for income taxes..........................       (1,648)      (2,728)       (2,682)       (4,586)
                                                         --------      -------      --------      --------
  Net earnings......................................     $  2,185      $ 4,092      $  3,555      $  6,878
                                                         ========      =======      ========      ========

Earnings per share (see Note 3):
  Basic.............................................     $   0.10      $  0.18         $0.16      $   0.30
                                                         ========      =======      ========      ========
  Diluted...........................................     $   0.09      $  0.18         $0.15      $   0.30
                                                         ========      =======      ========      ========

    See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                     ----------------------
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                         (unaudited)
Cash flows from operating activities:
 Net earnings......................................................................  $  3,555      $  6,878
 Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation.....................................................................     5,752         2,354
  Amortization of goodwill and related intangible assets...........................     1,518         1,696
  Amortization of other intangible assets..........................................       658           740
  Deferred taxes...................................................................       714          (279)
  Loss on disposals of capital assets..............................................       365           477
  Loss on investment in equity of non-affiliate....................................       500            --
  Gain on sale of investment.......................................................      (356)           --
  Non-cash expense for vesting of restricted stock.................................       370           545
 Changes in assets and liabilities:
  Accounts receivable, net.........................................................   (11,416)         (190)
  Unbilled services................................................................   (14,200)      (10,286)
  Accrued payroll, accounts payable and accrued expenses...........................     1,094           264
  Client advances and unearned revenue.............................................    (1,192)       (3,302)
  Other............................................................................       207        (3,809)
                                                                                     --------      --------
 Net cash used in operating activities.............................................   (12,431)       (4,912)
                                                                                     --------      --------
Cash flows from investing activities:
  Investment in equity of non-affiliates...........................................        --        (2,000)
  Purchase of license..............................................................      (160)           --
  Proceeds from sales of fixed assets..............................................        --            94
  Proceeds from sale of marketable securities......................................        --         1,903
  Purchases of property and equipment..............................................    (2,711)       (3,969)
                                                                                     --------      --------
 Net cash used in investing activities.............................................    (2,871)       (3,972)
                                                                                     --------      --------
Cash flows from financing activities:
  Net borrowings under line of credit..............................................    11,000        23,000
  Repayment of mortgage obligations................................................      (356)         (846)
  Repayment of capital lease obligations...........................................    (3,695)           --
  Purchases of treasury shares.....................................................        --       (15,500)
  Proceeds from the exercises of stock options.....................................     1,891           747
                                                                                     --------      --------
 Net cash provided by financing activities.........................................     8,840         7,401
                                                                                     --------      --------
Effect of exchange rate changes on cash and equivalents............................    (1,972)         (750)
                                                                                     --------      --------
Net decrease in cash and equivalents...............................................    (8,434)       (2,233)
Cash and equivalents, beginning of period..........................................    28,865        37,627
                                                                                     --------      --------
Cash and equivalents, end of period................................................  $ 20,431      $ 35,394
                                                                                     ========      ========
Supplemental disclosures of cash flow information:
  Cash paid for interest...........................................................  $  1,511      $    524
  Cash paid for income taxes.......................................................  $    671      $  1,769
Supplemental disclosures of non-cash activities:
  Vehicles acquired under capital lease agreement..................................  $  4,959      $     --

    See accompanying notes to condensed consolidated financial statements.

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Organization, Business and Basis of Presentation:

     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Current clients include:
Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia, and Reliant Pharmaceuticals.

     The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of Ventiv and subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission governing interim financial disclosures. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain balances as of December 31, 2000 have been reclassified to conform to current presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

2. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its U.S. Contract Sales business unit. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13 -- "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $5.0 million of additions during the six-month period ended June 30, 2001. In April 2001, the Company also transferred vehicles with a net book value of $4.2 million to a client, as part of a planned conversion of the sales force at the end of the client engagement.

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.   Earnings Per Share:

     The following table presents a reconciliation of the numerators and denominators used in computing basic and diluted EPS for the three and six-month periods ended June 30, 2001 and 2000:

                                                                                  Three Months Ended       Six Months Ended
                                                                                       June 30,                June 30,
                                                                                 --------------------    --------------------
                                                                                   2001         2000       2001         2000
                                                                                   ----         ----       ----         ----
                                                                                        (in thousands except per share)
Basic EPS Computation
Net earnings..............................................................       $ 2,185      $ 4,092    $ 3,555      $ 6,878
Weighted average common shares issued and outstanding.....................        22,591       22,549     22,533       22,753
                                                                                 -------      -------    -------      -------
Basic EPS.................................................................       $  0.10      $  0.18    $  0.16      $  0.30
                                                                                 -------      -------    -------      -------

Diluted EPS Computation
Net earnings..............................................................       $ 2,185      $ 4,092    $ 3,555      $ 6,878
Diluted common shares outstanding:
 Weighted average common shares outstanding...............................        22,591       22,549     22,533       22,753
 Employee stock options...................................................           831          407        817          359
 Restricted stock awards..................................................           190          188        187          175
                                                                                 -------      -------    -------      -------
Total diluted common shares issued and outstanding........................        23,612       23,144     23,537       23,287
                                                                                 -------      -------    -------      -------
Diluted EPS...............................................................       $  0.09      $  0.18    $  0.15      $  0.30
                                                                                 -------      -------    -------      -------

4.   Share Repurchase Program:

  In December 1999, Ventiv's Board of Directors authorized the repurchase of $25 million of the Company's common stock. In March 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's common stock, bringing the total authorized to $37.5 million. From inception to date, the Company has repurchased and cancelled approximately 2.2 million shares for approximately $21.9 million (including applicable fees and broker commissions) under its share repurchase program. No shares were repurchased during the six-month period ended June 30, 2001.

5.   Significant Clients:

     During the six -month period ended June 30, 2001, two clients, Reliant Pharmaceuticals and Bristol-Myers Squibb, Inc. ("BMS"), accounted for approximately 21% and 14% of the Company's total revenue, respectively. During the six -month period ended June 30, 2000, BMS accounted for approximately 25% of the Company's total revenue. The Company expects that these clients will continue to provide a significant portion of the Company's revenue for the remainder of the year.

     In July 2001, BMS advised the Company of its plans regarding Monopril and Cefzil, the two products currently being promoted by the Company under its existing arrangement with BMS. BMS plans to promote one of its products internally as of January 2002. In addition, BMS is planning to make a strategic decision on the future of the other product. As a result, services currently being provided to BMS under the current contract with BMS will cease effective December 31, 2001.

6.   Comprehensive Income:

     SFAS No. 130, "Reporting Comprehensive Income," became effective in 1998. This statement established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the results or financial position of the Company.

                                                             Three Months Ended      Six Months Ended
                                                            --------------------    ------------------
                                                                   June 30,              June 30,
                                                                   --------              --------
                                                               2001        2000       2001         2000
                                                               ----        ----       ----         ----
                                                                          (in thousands)
Net earnings..............................................    $ 2,185      $4,092   $ 3,555      $ 6,878
Other comprehensive earnings (losses), net of tax:
  Foreign currency translation adjustment.................     (1,754)       (440)   (2,652)      (1,692)
  Unrealized gain on marketable securities................         --           5        --           --
                                                              -------      ------   -------      -------
Comprehensive earnings....................................    $   431      $3,657   $   903      $ 5,186
                                                              =======      ======   =======      =======

                              VENTIV HEALTH, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



7. Loss on Equity Investment:

In the first quarter of 2001, one of the Company's e-Health partners, HeliosHealth, Inc ("Helios"), advised its shareholders of their intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment effective March 31, 2001.

8. Gain on Sale of Product Marketing Rights

In May 2001, the Company sold its right to market a specific product previously held by its U.K. contract sales business unit. This transaction resulted in a gain of approximately $0.4 million during the three-month period ending June 30, 2001.

9. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

SFAS 142 requires the use of the non-amortization approach to account for purchased goodwill and certain related intangibles. Under the non-amortization approach, goodwill and certain related intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain related intangibles exceeds its fair value.

The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result in certain intangibles being subsumed into goodwill and to have the impact of reducing amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

                              VENTIV HEALTH, INC.

                        QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies.

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and all accompanying information should be read in conjunction with the condensed consolidated financial statements, accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2000.


Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

     Any statement made in this Quarterly Report on Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications. Such risks include, but are not limited to: risks of general business disruption, including such risks as they relate to our reliance on computer technology; the potential for regulatory or other change in the pharmaceutical and life sciences industries; risks relating to compliance with governmental regulation relating to the handling and distribution of pharmaceutical products; our risks inherent in our international operations; our dependence on expenditures by companies in the pharmaceutical and life sciences industries; uncertainty related to the continued growth of pharmaceutical outsourcing; our ability to compete successfully with other services in the market and to operate and compete successfully in new lines of business; our ability to maintain large client contracts or to enter into new contracts; uncertainties related to future incentive payments and earnings under revenue sharing arrangements; and the availability of financing for future expansion and internal growth initiatives. These and other factors are more fully described under the caption "Risk Factors" set forth in our Annual Report on Form 10-K and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001 and July 17, 2001, respectively. These filings are available at www.sec.gov and at
                                                            -----------
the Company's website, www.ventiv.com.

Overview

     Ventiv Health, Inc. is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs over live and e-channels; product/brand management; and sales execution. Over almost three decades, Ventiv Health has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Ventiv Health conducts business across the United States and Europe. Current clients include Aventis, Bausch & Lomb, Baxter, Bayer, Bristol-Myers Squibb, Eli Lilly, Endo Pharmaceuticals, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia and Reliant Pharmaceuticals.

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

     We expect that the complementary services that Ventiv is able to offer to its customers will increase our opportunities and strengthen our client relationships. We strive to integrate our service capabilities to provide a coordinated spectrum of healthcare marketing, and sales, recruiting and training services. Most of Ventiv's largest clients utilize the services of more than one of our business units.

Recent Business Developments

On August 10, 2001, Ventiv Integrated Solutions (VIS), a division of the Company, announced a six-year agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) to commercialize Cellegy's lead product, Anogesic(R) (nitroglycerin ointment), in the United States.

Under the terms of the agreement, VIS will deliver integrated marketing and sales solutions, including marketing strategy development and product management support, pre-launch medical education, analytical support, and non-personal promotion. In addition, VIS will recruit and train, and the companies will jointly manage, a dedicated sales force of approximately 75 reps to launch and support Anogesic. Initial targeted physician specialists will include colorectal and general surgeons, gastroenterologists, obstetricians/gynecologists and selected other specialties. VIS will provide Cellegy with up to $10 million for the commercialization of Anogesic under a funding arrangement covering the first 18 to 24 months of the agreement. VIS will receive a substantial share of product revenues during the early part of the six-year agreement, and a multi-year royalty stream after the promotion period. The Company does not expect this agreement to have a material impact on financial position or results of operations during the remainder of the year ending December 31, 2001.

Results of Operations

   The following sets forth, for the periods indicated, certain components of Ventiv's statement of operations, including such data stated as a percentage of revenues.

                                                          Three Months Ended June 30,
                                               ----------------------------------------
                                                     2001                   2000
                                               -------------------- -------------------
                                                              (Unaudited)
Revenues                                       $ 103,194    100.0 %   $ 98,984  100.0 %
Operating expenses:
  Cost of services                                86,692     84.0 %     80,136   81.0 %
  Selling, general and administrative expenses    12,151     11.8 %     11,913   12.0 %
                                                 ---------  -------     --------  -----
Earnings from operations                           4,351      4.2 %      6,935    7.0 %
Interest expense                                    (969)    (0.9)%       (582)  (0.6)%
Investment income                                     95      0.1 %        467    0.5 %
Loss on investment in equity of non-affiliate          -      0.0 %          -    0.0 %
Gain on sale of product marketing rights             356      0.3 %          -    0.0 %
                                               ---------  -------     --------  -----
Earnings before income taxes                       3,833      3.7 %      6,820    6.9 %
Provision for income taxes                        (1,648)    (1.6)%     (2,728)  (2.8)%
                                               ---------  -------     --------  -----
Net earnings                                   $   2,185      2.1 %   $  4,092    4.1 %
                                               =========  =======     ========  =====

                                                          Six Months Ended June 30,
                                               ----------------------------------------
                                                    2001                  2000
                                               ------------------  --------------------
                                                               (Unaudited)
Revenues                                       $ 208,043    100.0 %   $197,901  100.0 %
Operating expenses:
  Cost of services                               175,636     84.4 %    161,375   81.5 %
  Selling, general and administrative expenses    24,365     11.7 %     24,796   12.5 %
                                               ---------  -------     --------  -----
Earnings from operations                           8,042      3.9 %     11,730    5.9 %
Interest expense                                  (1,964)    (0.9)%     (1,051)  (0.5)%
Investment income                                    303      0.1 %        785    0.4 %
Loss on investment in equity of non-affiliate       (500)    (0.2)%          -    0.0 %
Gain on sale of product marketing rights             356      0.2 %          -    0.0 %
                                               ---------  -------     --------  -----
Earnings before income taxes                       6,237      3.0 %     11,464    5.8 %
Provision for income taxes                        (2,682)    (1.3)%     (4,586)  (2.3)%
                                               ---------  -------     --------  -----
Net earnings                                   $   3,555      1.7 %   $  6,878    3.5 %
                                               =========  =======     ========  =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Revenues: Revenues increased by approximately $4.2 million, or 4.3%, to $103.2 million in the three-month period ended June 30, 2001, from $99.0 million in the three-month period ended June 30, 2000.

  Revenues in the U.S. Contract Sales business ("U.S. Sales") were $64.2 million, an increase of 15.0% over last year's total, and accounted for 62.2% of Ventiv's total revenues for the three months ended June 30, 2001. This revenue growth was driven primarily by new and expanded contracts with Bayer Corporation ("Bayer") and Reliant Pharmaceuticals ("Reliant"), respectively. These increases were partially offset as a result of the successful completion of the Novo Nordisk engagement in the first quarter of 2001 and the effect of the resizing of the Bristol-Myers Squibb ("BMS") sales force (see below). U.S. Sales' revenues and operating income included incentive fees of approximately $0.4 million for the three months ended June 30, 2000. No incentive fees were recorded during the three months ended June 30, 2001.

  In August 1999, U.S. Sales group entered into its current, multi-year contract with BMS. In January 2001, this contract transitioned from a fixed plus incentive fee arrangement to a revenue sharing arrangement, under which the payments made to U.S. Sales are determined as a percentage of the revenue stream from the products supported. During the first quarter of 2001, BMS reduced the size of the sales force from 725 sales representatives to 450, and retargeted the detailing efforts to primary care physicians. In addition, U.S. Sales discontinued detailing BuSpar at the end of the first quarter of 2001, following a court decision effecting BMS's patent for this product. In late June 2001, BMS notified U.S. Sales of its intent to cease sales force promotion services under this contract effective December 31, 2001.

  The Company's European Sales business generated revenues of $23.3 million, a decrease of 0.1% from the second quarter of 2000. Revenues generated by the European businesses represented 22.6% of total revenues for the quarter ended June 30, 2001. The slight decline in revenue was due to a combination of factors including the continued shift away from syndicated sales forces in the U.K. and the effect of foreign exchange fluctuations. These decreases were largely offset by the effect of new business, particularly in Germany.

  Ventiv Health Communications' revenues represented 8.8% of second quarter revenues. Revenues for the group were approximately $9.1 million for the three months ended June 30, 2001, which represents a decrease of $5.0 million from the $14.1 million recorded in the second quarter of 2000. The decrease in revenues compared to 2000 was primarily the result of the completion of certain projects for GlaxoSmithKline and Janssen. Business with these two clients significantly declined in 2001. The effect of lost volume from these client relationships was partially offset in 2001 with new business from Aventis, Pharmacia and Bayer. Based on recent successes in new business development and with a recent change in executive management for this business unit, we believe that revenues from Ventiv Health Communications will increase in the second half of fiscal 2001.

  Health Products Research revenues of $6.5 million represented 6.3% of total second quarter revenues in 2001, an increase of $0.9 million or 16.1% from the $5.6 million recorded in the second quarter of 2000. This revenue growth primarily resulted from new contracts and expansions of existing business relationships, including Bayer, Ortho McNeil, Janssen and Novo Nordisk.

  Costs of Services: Costs of services increased by approximately $6.6 million, or 8.2%, to $86.7 million this fiscal quarter from $80.1 million in the three-month period ending June 30, 2000, primarily due to the increase in revenues for the period. Cost of services increased as a percentage of revenues to 84.0% from 81.0% in the three-month periods ending June 30, 2001 and 2000, respectively. The increase in costs of services as a percentage of revenues was primarily due to the incremental revenue and operating income recognized in 2000 relating to contract start-up activities on the BMS arrangement. Start-up costs and expenses of approximately $2.0 and $7.6 were recognized in the third and fourth quarters of 1999, respectively, with no corresponding revenue.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $0.3 million, or 2.0%, to $12.2 million from $11.9 million in the three-month periods ending June 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percentage of revenues decreased to 11.8% from 12.0%. The decline as a percentage of revenues is primarily the result of the effect of measures taken during the latter half of 2000 to restructure the European and Ventiv Health Communications business units. Savings were also realized at the corporate level following the completion of the transition of the accounting and finance functions from Snyder Communications, Inc., eliminating the assistance fees charged previously for such services.

  Interest Expense: Ventiv recorded $1.0 million and $0.6 million of interest expense in the three months ended June 30, 2001 and 2000, respectively. The Company incurred $0.2 million in the three months ended June 30, 2001 of interest expense related to its obligations under the capital lease arrangement for the U.S. Sales automobile fleet. There was no similar amount recorded in the three months ended June 30, 2000. The remaining increase in interest is primarily the result of higher average debt levels (see MD&A --Liquidity and Capital Resources).

  Investment Income: Ventiv recorded approximately $0.1 million and $0.5 million of investment income in the three months ended June 30, 2001 and 2000, respectively. Variations in investment income resulted from differences in average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

  Gain on sale of product marketing rights: In May 2001, Ventiv's U.K. Contract Sales unit completed a sale of certain product marketing rights. The Company recognized a net gain of approximately $0.4 million from this transaction. Earnings generated from the use of these rights in prior periods were not material to the Company's consolidated results of operations, and this sale is not expected to materially effect future operating results.

  Provision for Income Taxes: Ventiv recorded provisions for income taxes using estimated effective tax rates of 43% and 40% for the three-month periods ended June 30, 2001 and 2000, respectively. The increase in the effective tax rate was primarily due to the effect of a one-time benefit derived in 2000 from the use of certain tax loss carryforwards from prior tax years. Our current effective tax rate is based on current projections for earnings in each tax jurisdiction in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $1.9 million to $2.2 million, from $4.1 million, in the three months ended June 30, 2001 and 2000, respectively. Lower average margins from the BMS contract (within the U.S. Sales group) due to the timing of revenue recognition contributed to the decrease in net earnings, as more fully explained above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenues: Revenues increased by approximately $10.1 million, or 5.1%, to $208.0 million in the six-month period ended June 30, 2001, from $197.9 million in the six-month period ended June 30, 2000.

  Revenues from the U.S. Sales business were $131.2 million, an increase of 19.8% over last year's total, and accounted for 63.0% of Ventiv's total revenues for the six months ended June 30, 2001. This revenue growth was driven primarily by new and expanded contracts with Bayer Corporation ("Bayer"), Reliant Pharmaceuticals ("Reliant"), Boehringer Ingelheim and Endo Pharmaceuticals. These increases were partially offset as a result of the successful completion of the Novo Nordisk engagement in the first quarter of 2001 and the effect of the resizing of the Bristol-Myers Squibb ("BMS") sales force (see above). U.S. Sales' revenues and operating income included incentive fees of approximately $2.1 million and $2.6 million for the six months ended June 30, 2001 and 2000, respectively.

  The Company's European Sales business generated revenues of $49.4 million, an increase of 4.3% from 2000. Revenues generated by the European businesses represented 23.8% of total revenues for the six-month period ended June 30, 2001. The increase in revenues was a result of new contracts in Germany and increased business from existing clients, partially offset by the effect of foreign exchange rate fluctuations.

  Ventiv Health Communications' revenues represented 7.1% of total revenues. Revenues for the group were approximately $14.7 million for the six months ended June 30, 2001, a decrease of $14.3 million from the $29.0 million recorded in 2000. The decrease in revenues compared to 2000 was primarily the result of the completion of certain projects for GlaxoSmithKline and Janssen. VHC generated significant revenues from these client relationships in 2000. The effect of lost volume from these client relationships was partially offset in 2001 with new business from Aventis, Pharmacia and Bayer.

  Health Products Research revenues represented 6.2% of total revenues. Revenues for this business unit were approximately $12.8 million for the six months ended June 30, 2001, which represents an increase of $0.8 million from the $12.0 million recorded in 2000. The increase in revenues was a result of business with several new and existing clients.

  Costs of Services: Costs of services increased by approximately $14.3 million, or 8.8%, to $175.6 million for the six-month period ended June 30, 2001 from $161.4 million in the six-month period ending June 30, 2000, primarily due to the increase in revenues for the period. Cost of services increased as a percentage of revenue to 84.4% from 81.5% in the six-month periods ending June 30, 2001 and 2000, respectively. The increase in costs of services as a percentage of revenues was primarily due to the incremental revenue and operating income recognized in 2000 relating to contract start-up activities on the BMS arrangement.

  Selling General and Administrative Expenses: Selling general and administrative expenses decreased by approximately $0.4 million, or 1.7%, to $24.4 million from $24.8 million in the six-month periods ended June 30, 2001 and 2000, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.7% from 12.5%. The decline as a percentage of revenues is primarily the result of the effect of measures taken during the latter half of 2000 to restructure the European and Ventiv Health Communications business units. Savings were also realized at the corporate level following the completion of the transition of the accounting and finance functions from Snyder Communications, Inc., eliminating the assistance fees charged previously for such services.

  Interest Expense: Ventiv recorded $2.0 million and $1.1 million of interest expense in the six months ended June 30, 2001 and 2000, respectively. The Company incurred $0.7 million in 2001 of interest expense related to obligations under its capital lease arrangement for the U.S. Sales' automobile fleet. There was no similar amount recorded in the six months ended June 30, 2000. The increase in interest is primarily the result of higher average debt levels (see MD&A -- Liquidity and Capital Resources).

  Investment Income: Ventiv recorded approximately $0.3 million and $0.8 million of investment income in the six months ended June 30, 2001 and 2000, respectively. Variations in investment income resulted from differences in average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

  Loss on investment in equity of non-affiliate: In the first quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), advised us of their intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment as of March 31, 2001.

  Gain on sale of product marketing rights: In May 2001, Ventiv's U.K. Contract Sales unit completed a sale of certain product marketing rights. The Company recognized a net gain of approximately $0.4 million from this transaction. Earnings generated from the use of these rights in prior periods were not material to the Company's consolidated results of operations, and this sale is not expected to materially effect future operating results.

  Provision for Income Taxes: Ventiv recorded provisions for income taxes using estimated effective tax rates of 43% and 40% for the six-month periods ended June 30, 2001, and 2000, respectively. The increase in the effective tax rate was primarily due to the effect of a one-time benefit derived in 2000 from the use of certain tax loss carryforwards from prior tax years. Our current effective tax rate is based on current projections for earnings in each tax jurisdiction in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions.

  Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $3.3 million to $3.6 million, from $6.9 million, in the six months ended June 30, 2001 and 2000, respectively. Lower average margins from the BMS contract (within the U.S. Sales group) due to the timing of revenues recognition contributed to the decrease in net earnings, as more fully explained above.


Liquidity and Capital Resources

  At June 30, 2001, Ventiv had $20.4 million in cash and equivalents, a decrease of $8.4 million from December 31, 2000. For the six-month periods ending June 30, 2001 compared to June 30, 2000, cash used in operations increased by $7.5 million and cash used in investing activities decreased by $1.1 million. In addition, cash provided by financing activities increased by $1.4 million to $8.8 million.

  Cash used in operations was $12.4 million in the six-month period ended June 30, 2001, as compared to $4.9 million in 2000. This increase was primarily due to increased accounts receivable and unbilled services, resulting from business growth and the timing of certain billings and payments for services rendered during 2001. The increase in cash used in operations, primarily attributable to the factors mentioned above, was partially offset by a net increase of $1.2 million in client advances and unearned revenue, versus a net increase of $3.3 million in these balances in the six-month period ended June 30, 2000.

  Cash used in investing activities was $2.9 million and $4.0 million through June 30, 2001 and 2000, respectively. Cash used in investing activities in 2001 relate primarily to capital expenditures. In 2000, in addition to capital expenditures of $4.0 million, the Company made a $2.0 million minority equity investment in RxCentric, Inc., one of its eHealth partners.

  Cash provided by financing activities was $8.8 million and $7.4 million for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2000, the Company increased its borrowings on its line of credit by $22.2 million, while repurchasing $15.5 million of its stock. In 2001, the Company increased its borrowings by $11.0 million, primarily to support operations. No shares were repurchased in the six-month period ended June 30, 2001. Additionally, during the six months ended June 30, 2001, the Company made payments related to its capital lease obligation of $3.7 million.

  On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, which expires on December 1, 2003. Borrowings under this facility may be used for general corporate purposes, acquisitions and other investments and the repurchase of up to $37.5 million of Ventiv common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate (``LIBOR'') or the lending bank's base rate of interest, at the Company's option. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions. At June 30, 2001, the Company was in compliance with these financial covenants.

  We believe our cash and equivalents, together with cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future. We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition opportunities as they arise. Cash provided from operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We cannot assure you that we will be successful in raising the capital required to complete all internal growth initiatives and/or acquisition opportunities that we may wish to pursue in the future.

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

New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

SFAS 142 requires the use of the non-amortization approach to account for purchased goodwill and certain related intangibles. Under the non-amortization approach, goodwill and certain related intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain related intangibles exceeds its fair value.

The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result in certain intangibles being subsumed into goodwill and to have the impact of reducing amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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


 Long-term Debt Exposure

  At June 30, 2001, the Company had $30 million outstanding under its $50 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.3 million of interest expense on an annual basis.


 Foreign Currency Exchange Rate Exposure

  Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at June 30, 2001. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 37%, 28% and 35% of the Company's foreign-sourced revenues for the six-month period ended June 30, 2001 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.



                                              10% Decrease in
                                              ---------------
                                Balance at    Value of Local
                                ----------    --------------
                                 June 30,     Currencies to
                                 --------     -------------
                                   2001         US Dollar
                                  ----          ---------
     Total Assets                $262,431        $256,725
     Total Liabilities            110,140         103,458
     Revenues                     208,043         203,099

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.


ITEM 4.   Submission of Matters to a Vote of Security Holders

     On June 20, 2001, Ventiv Health Inc. held its Annual Meeting of Stockholders to vote on the following proposals:

(i) to elect eight (8) directors to the Board of Directors for a term of one year, expiring at the 2001 Annual Meeting;

(ii) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001.

     With respect to the aforementioned matters, votes were tabulated and the stockholders of the Company approved the proposals as follows:


                                    For         Against    Withheld
           ___________          ------------  -----------  ---------
Proposal (i)
 Daniel M. Snyder..........       19,398,356           --     87,441
 Michele D. Snyder.........       19,398,290           --     87,507
 Eran Broshy...............       18,670,578           --    815,219
 Mortimer B. Zuckerman.....       19,479,135           --      6,662
 Fred Drasner..............       19,478,968           --      6,929
 A. Clayton Perfall........       19,397,934           --     87,863
 Donald Conklin............       19,478,834           --      6,963
 John R. Harris............       19,478,501           --      7,296

Proposal (ii)                     19,329,662      153,275      2,860

Item 5.  Other Information.

Appointment of new Chief Financial Officer

In a press release issued August 9, 2001, the Company announced the appointment of John Emery as Chief Financial Officer. Prior to joining Ventiv, served as Chief Financial Officer of MedQuist, Inc. (Nasdaq: MEDQ) from 1997 to 2000. Mr. Emery also held key positions with Integra LifeSciences Corporation (Nasdaq:
IART), where he served as Chief Financial Officer from 1994 to 1997 and Senior Vice President of Operations from 1995 to 1997. Most recently, he served as Chief Financial Officer of Lightship Telecom, LLC. At Ventiv, Mr. Emery's responsibilities will encompass all financial and administrative functions, including investor relations, treasury, human resources and IT. As Chief Financial Officer, Mr. Emery will serve as the Principal Financial Officer of the Company.

Recent Business Developments

In a press release issued August 10, 2001, Ventiv Integrated Solutions (VIS), a division of Ventiv Health, Inc. announced a six-year agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) to commercialize Cellegy's lead product, Anogesic(R) (nitroglycerin ointment), in the United States.

Under the terms of the agreement, VIS will deliver integrated marketing and sales solutions, including marketing strategy development and product management support, pre-launch medical education, analytical support, and non-personal promotion. In addition, VIS will recruit and train, and the companies will jointly manage, a dedicated sales force of approximately 75 reps to launch and support Anogesic. Initial targeted physician specialists will include colorectal and general surgeons, gastroenterologists, obstetricians/gynecologists and selected other specialties. VIS will provide Cellegy with up to $10 million for the commercialization of Anogesic under a funding arrangement covering the first 18 to 24 months of the agreement. VIS will receive a substantial share of product revenues during the early part of the six-year agreement, and a multi-year royalty stream after the promotion period.

Anogesic is under development to treat chronic anal fissures, a painful condition with no approved drug therapy, which often requires surgery. The product has significant additional growth potential due to Cellegy's ongoing clinical development program for the treatment of hemorrhoids, a related condition that afflicts over nine million people in the United States. Anogesic may be the first new drug approved for these conditions in over 40 years.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)Exhibits

None

(b)Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VENTIV HEALTH, INC.

Date: August 14, 2001                    By: /s/ Joseph S. Durko
                                            ---------------------

                                         Joseph S. Durko
                                         Vice President, Finance & Controller
                                         (Principal Accounting Officer)