Form 10-Q
period 2001-09-30
VENTIV HEALTH INC
filed 2001-11-14
CIK 1089473

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

                                   ----------

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________ to ___________


                         Commission file number 0-30318

                                   ----------

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

                                   ----------

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $0.001, 23,007,515 shares outstanding as of October 31, 2001

================================================================================

                               VENTIV HEALTH, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                      Page
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
            December 31, 2000  ....................................................................     1

         Condensed Consolidated Statements of Operations for the three- and nine-month periods ended
            September 30, 2001 and 2000 (unaudited) ...............................................     2

         Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
            September 30, 2001 and 2000 (unaudited) ...............................................     3

         Notes to Condensed Consolidated Financial Statements .....................................   4-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....  9-16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................    17

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ........................................................................    18

ITEM 5.  Other Information ........................................................................    18

ITEM 6.  Exhibits and Reports on Form 8-K .........................................................    18

SIGNATURES ........................................................................................    19

                          PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                     September 30,  December 31,
                                                                                                         2001         2000
                                                                                                       ---------    ---------
                                                                                                      (unaudited)
                                               ASSETS
Current assets:
   Cash and equivalents ............................................................................   $  45,105    $  28,395
   Accounts receivable, net of allowances for doubtful accounts of $1,530 and $1,682 at
      September 30, 2001 and December 31, 2000, respectively .......................................      63,673       50,631
   Unbilled services ...............................................................................      28,348       15,034
   Assets held for sale ............................................................................       6,207       16,274
   Other current assets ............................................................................       7,363        8,486
                                                                                                       ---------    ---------
      Total current assets .........................................................................     150,696      118,820
Property and equipment, net ........................................................................      33,359       31,989
Goodwill, net ......................................................................................      31,009       83,897
Other intangible assets, net .......................................................................       2,482        5,205
Deferred tax asset .................................................................................      13,929        7,836
Investments and other noncurrent assets ............................................................       2,755        3,467
                                                                                                       ---------    ---------
      Total assets .................................................................................   $ 234,230    $ 251,214
                                                                                                       =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ............................................................   $  35,000    $   2,020
   Current portion of capital lease obligation .....................................................       8,840        5,806
   Liabilities held for sale .......................................................................      12,447        8,843
   Accrued payroll, accounts payable and accrued expenses ..........................................      45,755       39,790
   Current deferred tax liability ..................................................................       2,857           --
   Client advances and unearned revenue ............................................................      20,736       13,296
                                                                                                       ---------    ---------
      Total current liabilities ....................................................................     125,635       69,755
Long-term debt .....................................................................................          --       17,336
Capital lease obligations ..........................................................................      14,750       14,877
Other non-current liabilities ......................................................................          68          120
                                                                                                       ---------    ---------
      Total liabilities ............................................................................     140,453      102,088

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
   September 30, 2001, and December 31, 2000 .......................................................          --           --
Common stock, $.001 par value, 50,000,000 shares authorized; 23,007,515 shares and
   22,769,593 shares outstanding at September 30, 2001 and December 31, 2000,
   respectively ....................................................................................          23           23
Additional paid-in-capital .........................................................................     158,165      156,410
Deferred compensation ..............................................................................      (1,565)      (2,739)
Accumulated other comprehensive losses .............................................................      (3,348)      (1,542)
Accumulated deficit ................................................................................     (59,498)      (3,026)
                                                                                                       ---------    ---------
      Total stockholders' equity ...................................................................      93,777      149,126
                                                                                                       ---------    ---------
      Total liabilities and stockholders' equity ...................................................   $ 234,230    $ 251,214
                                                                                                       =========    =========

     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                           For the Three Months             For the Nine Months
                                                                            Ended September 30,              Ended September 30,
                                                                         -------------------------       -------------------------
                                                                           2001            2000             2001            2000
                                                                         ---------       ---------       ---------       ---------
                                                                                                (unaudited)
Revenues ............................................................    $  91,457       $  91,011       $ 292,761       $ 267,786
Operating expenses:
   Costs of services ................................................       85,607          73,267         253,933         213,850
   Selling, general and administrative expenses .....................       12,681           9,624          35,440          31,484
   Restructuring costs ..............................................        2,025           2,000           2,025           2,000
   Impairment of intangible assets ..................................       51,702              --          51,702              --
                                                                         ---------       ---------       ---------       ---------

Earnings (losses) from continuing operations ........................      (60,558)          6,120         (50,339)         20,452
Interest expense ....................................................       (1,256)         (1,166)         (3,220)         (2,216)
Investment income ...................................................          200             251             502           1,019
Loss on investment in equity of non-affiliate .......................           --              --            (500)             --
Gain on sale of product marketing rights ............................           --              --             356              --
                                                                         ---------       ---------       ---------       ---------

Earnings (losses) from continuing operations before income taxes ....      (61,614)          5,205         (53,201)         19,255
Provision for (benefit from) income taxes ...........................       (8,188)          2,070          (4,735)          7,579
                                                                         ---------       ---------       ---------       ---------
Net earnings (losses) from continuing operations ....................      (53,426)          3,135         (48,466)         11,676
Losses from discontinued operations:
    Results of operations, net of tax ...............................       (4,648)           (176)         (6,052)         (1,839)
    Estimated loss on disposal of discontinued operations, net of tax       (1,954)             --          (1,954)             --
                                                                         ---------       ---------       ---------       ---------
Net losses from discontinued operations .............................       (6,602)           (176)         (8,006)         (1,839)
                                                                         ---------       ---------       ---------       ---------
   Net earnings (losses).............................................    $ (60,028)      $   2,959       $ (56,472)      $   9,837
                                                                         =========       =========       =========       =========

Earnings (losses) per share (see Note 4):

Continuing operations:

    Basic ...........................................................    $   (2.35)      $    0.13       $   (2.15)      $    0.51
                                                                         =========       =========       =========       =========
    Diluted .........................................................    $   (2.35)      $    0.13       $   (2.15)      $    0.50
                                                                         =========       =========       =========       =========

Discontinued operations:

    Basic ...........................................................    $   (0.29)      $      --       $   (0.35)      $   (0.08)
                                                                         =========       =========       =========       =========
    Diluted .........................................................    $   (0.29)      $      --       $   (0.35)      $   (0.08)
                                                                         =========       =========       =========       =========

Net earnings (losses):
    Basic ...........................................................    $   (2.64)      $    0.13       $   (2.50)      $    0.43
                                                                         =========       =========       =========       =========
    Diluted .........................................................    $   (2.64)      $    0.13       $   (2.50)      $    0.42
                                                                         =========       =========       =========       =========

     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                        -----------------------
                                                                                          2001           2000
                                                                                        --------       --------
                                                                                              (unaudited)

Cash flows from operating activities:
   Net earnings (losses) .........................................................      $(56,472)      $  9,837
   Adjustments to reconcile net earnings (losses) to net cash provided by
     (used in) operating activities:
     Net losses from discontinued operations .....................................         6,052          1,839
     Estimated loss on disposal of discontinued operations .......................         1,954             --
     Depreciation ................................................................         9,121          5,534
     Amortization of goodwill ....................................................         2,618          2,394
     Amortization of other intangible assets .....................................           568            640
     Impairment of intangible assets..............................................        51,702             --
     Deferred taxes ..............................................................        (4,618)        (1,624)
     Loss on disposals of capital assets .........................................           644            342
     Loss on investment in equity of non-affiliate ...............................           500             --
     Gain on sale of investment ..................................................          (356)            --
     Non-cash expense for vesting of restricted stock ............................           724            818
   Changes in assets and liabilities:
     Accounts receivable, net ....................................................       (13,042)          (486)
     Unbilled services ...........................................................       (13,115)        (4,343)
     Accrued payroll, accounts payable and accrued expenses ......................         3,580          1,351
     Client advances and unearned revenue ........................................         7,439        (14,082)
     Other .......................................................................         3,277         (2,666)
                                                                                        --------       --------
   Net cash provided by (used in) operating activities ...........................           576           (446)
                                                                                        --------       --------
Cash flows from investing activities:

     Investment in equity of non-affiliates ......................................            --         (2,000)
     Purchase of license .........................................................          (160)            --
     Proceeds from disposal of license ...........................................           397             --
     Proceeds from sales of fixed assets .........................................            --             94
     Proceeds from sale of marketable securities .................................            --          1,903
     Purchases of property and equipment .........................................        (4,166)        (4,492)
                                                                                        --------       --------
   Net cash used in investing activities .........................................        (3,929)        (4,495)
                                                                                        --------       --------
Cash flows from financing activities:

     Net borrowings under line of credit .........................................        16,000         19,000
     Repayment of mortgage obligations ...........................................          (356)          (900)
     Repayment of capital lease obligations ......................................        (3,849)        (1,685)
     Purchases of treasury shares ................................................            --        (17,455)
     Proceeds from exercises of stock options ....................................         2,205          1,252
                                                                                        --------       --------
   Net cash provided by financing activities .....................................        14,000            212
                                                                                        --------       --------
Net cash flow from discontinued operations .......................................         7,126         (6,727)
Effect of exchange rate changes on cash and equivalents ..........................        (1,063)           611
                                                                                        --------       --------
Net increase (decrease) in cash and equivalents ..................................        16,710        (10,845)
Cash and equivalents, beginning of period ........................................        28,395         36,408
                                                                                        --------       --------
Cash and equivalents, end of period ..............................................      $ 45,105       $ 25,563
                                                                                        ========       ========
Supplemental disclosures of cash flow information:
     Cash paid for interest ......................................................      $  2,456       $    986
     Cash paid for income taxes ..................................................      $    813       $  9,765
Supplemental disclosures of non-cash activities:
     Vehicles acquired under capital lease agreement .............................      $ 11,059       $ 17,314


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization, Business and Basis of Presentation:

     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Current clients include: Aventis, AstraZeneca, Bayer, Boehringer-Ingelheim, Bristol-Myers Squibb, Endo Pharmaceuticals, Forest Laboratories, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia, and Reliant Pharmaceuticals.

     The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of Ventiv and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission governing interim financial disclosures. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of its Stamford, Connecticut-based medical education and communications operating unit (see Note 10). As a result of this decision, the results of operations of this business unit are being accounted for as a discontinued operation. Historical financial statements have been restated to give effect to this treatment. In addition, certain balances as of December 31, 2000 have been reclassified to conform to current presentation.

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

2.   Long-term Debt:

     On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, which expires on December 1, 2003. Borrowings under this facility may be used for general corporate purposes, acquisitions and other investments and the repurchase of up to $37.5 million of Ventiv common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest, at the Company's option. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions.

     Based on the Company's financial results for the twelve months ending September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. On November 14, 2001, Ventiv entered into a term sheet with its lenders to enter into an amended credit facility on or before December 3, 2001 which will contain a waiver of non-compliance for these covenants through December 21, 2001. The Company has recorded all amounts outstanding under the credit facility as current as of September 30, 2001.

     It is expected that the amended facility will be secured by Ventiv's assets with a borrowing base predicated on eligible accounts receivable, will carry higher interest rates than the current facility and will include modified financial and restrictive covenants and other terms.

     The Company believes that its cash and equivalents, together with cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future provided that Ventiv and its lenders execute an amended credit facility. Should the Company be unable to enter into an amended credit arrangement with its existing bank group, it will have to seek alternative financing arrangements or sources of capital. However, there can be no assurances that such alternative financing can be obtained. The failure to obtain an amended credit facility containing a waiver and modified financial covenants, or to obtain alternative credit facilities, would have a material adverse effect on the financial condition of the Company and jeopardize its ability to continue as a going concern.

3.   Capital Lease Obligations:

     During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its U.S. Contract Sales business unit. Based on the terms of the agreement, effective September 30, 2000 management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13 -- "Accounting for Leases". The Company capitalized newly-leased vehicles and recorded the related lease obligations totaling approximately $11.1 million during the nine-month period ended September 30, 2001. In addition, the net book value of capitalized fleet vehicles was reduced by approximately $4.4 million during the period, which includes the effect of vehicles transferred to a client with total net book value of approximately $4.2 million, as part of a planned conversion of the sales force at the end of that client engagement. Vehicles will from time-to-time be transferred out of the fleet based on overall client requirements and fleet management practices.

                               VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.   Earnings (Losses) Per Share:

     The following table presents a reconciliation of the numerators and denominators used in computing basic and diluted earnings (losses) per share ("EPS") for the three and nine-month periods ended September 30, 2001 and 2000:


                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                            -----------------------      -----------------------
                                                              2001           2000          2001           2000
                                                            --------       --------      --------       --------
                                                                      (in thousands except per share)
Basic EPS Computation
Net earnings (losses) ................................      $(60,028)      $  2,959      $(56,472)      $  9,837
Weighted average common shares issued and outstanding         22,703         22,323        22,591         22,692
                                                            --------       --------      --------       --------
Basic EPS ............................................      $  (2.64)      $   0.13      $  (2.50)      $   0.43
                                                            --------       --------      --------       --------
Diluted EPS Computation

Net earnings (losses) ................................      $(60,028)      $  2,959      $(56,472)      $  9,837
Diluted common shares outstanding:
   Weighted average common shares outstanding ........        22,703         22,323        22,591         22,692
   Employee stock options ............................           n/a            739           n/a            521
   Restricted stock awards ...........................           n/a            293           n/a            239
                                                            --------       --------      --------       --------
Total diluted common shares issued and outstanding ...        22,703         23,355        22,591         23,452
                                                            --------       --------      --------       --------
Diluted EPS ..........................................      $  (2.64)      $   0.13      $  (2.50)      $   0.42
                                                            --------       --------      --------       --------

     For the three and nine month periods ended September 30, 2001, the computation of diluted EPS excludes the effects of 433,000 and 712,000 shares from the assumed exercise of employee stock options, and 148,000 and 177,000 shares relating to restricted stock awards, respectively, as their effects on EPS were antidilutive.

5.   Share Repurchase Program:

     In December 1999, Ventiv's Board of Directors authorized the repurchase of $25 million of the Company's common stock. In March 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's common stock, bringing the total authorized to $37.5 million. From inception to date, the Company has repurchased and cancelled approximately 2.2 million shares for approximately $21.9 million (including applicable fees and broker commissions) under its share repurchase program. No shares were repurchased during the nine-month period ended September 30, 2001.

6.   Significant Clients:

     During the nine-month period ended September 30, 2001, two clients, Reliant Pharmaceuticals and Bristol-Myers Squibb, Inc. ("BMS"), accounted for approximately 22% and 13% of the Company's total revenue from continuing operations, respectively. During the nine-month period ended September 30, 2000, BMS accounted for approximately 27% of the Company's total revenue from continuing operations. The Company expects that these clients will continue to provide a significant portion of the Company's revenue for the remainder of the year.

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

7.   Comprehensive Income:

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

                               VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                       -----------------------       -----------------------
                                                         2001           2000           2001          2000
                                                       --------       --------       --------       --------
                                                                          (in thousands)
Net earnings (losses) ...........................      $(60,028)      $  2,959       $(56,472)      $  9,837
Other comprehensive earnings (losses), net of tax
   Foreign currency translation adjustment ......           846            650         (1,806)        (1,042)
                                                       --------       --------       --------       --------
Comprehensive earnings (losses) .................      $(59,182)      $  3,609       $(58,278)      $  8,795
                                                       ========       ========       ========       ========


8.   Restructuring Costs

     During the three-month period ended September 30, 2001 the Company completed an evaluation of the operations of certain U.S.-based business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people, costs to exit the New York office lease and to reduce the size of the Somerset, NJ administrative office.

     As of September 30, 2001, the Company had an accrual of $1.8 million related to these actions included in "Accrued payroll, accounts payable and accrued expenses" in the accompanying condensed consolidated balance sheet. The Company expects that these amounts will be paid out by early 2003.

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

     The Company recorded additional severance charges of approximately $0.9 million during the fourth quarter of 2000, bringing the total European restructuring charge for 2000 to $2.9 million. Of the $2.9 million pre-tax charge, the Company had $0.6 million and $1.5 million included in, "Accrued payroll, accounts payable and accrued expenses" in the accompanying condensed consolidated balance sheets at September 30, 2001 and December 31, 2000, respectively.

     These restructuring charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)".

9.   Impairment of Intangible Assets

     During the three-month period ended September 30, 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analysed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on recent changes in market conditions, competitive factors and the discontinuation of one of the Company's operating units, projected undiscounted cash flows for three of the Company's operating units were insufficient to support the carrying amounts of related goodwill and certain intangible assets: Promotech Research Associates, Inc. ("Promotech"), part of the Ventiv Health Communications business; and Ventiv Health U.K. and Ventiv Health France, part of Ventiv's European Contract Sales business. The Company has obtained estimates of the current fair values of these operations through independent third party appraisals. Based on these appraisals in relation to current net book values of these operations, the Company recorded goodwill and other intangible asset impairment charges totaling $51.7 million.

10.   Discontinued Operations

     Based on historical financial performance, in September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut. The Company's Board of Directors has approved this plan and the Company has begun to actively market the net assets of this business unit, and expects to complete a sale within the next twelve months. Below is a summary of the results of this operation:

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                             -----------------------       -----------------------
                                               2001           2000           2001           2000
                                             --------       --------       --------       --------
Revenues ..............................      $  2,652       $ 12,345       $  9,391       $ 33,471
Losses before income taxes ............        (4,671)          (274)        (6,847)        (2,860)
Benefit from income taxes .............           (23)           (98)          (795)        (1,021)
                                             --------       --------       --------       --------
Net losses from discontinued operations      $ (4,648)      $   (176)      $ (6,052)      $ (1,839)
                                             ========       ========       ========       ========

     Net losses from discontinued operations include a pre-tax charge of $1.1 million for the impairment of the value of goodwill related to this operation, and $2.3 million pre-tax charge for estimated costs to be incurred in connection with the subletting of a portion of its existing leased office space. In the fourth quarter of 2000, the Company recorded a restructuring charge related to these operations of approximately $2.6 million, the majority of which related to the anticipated costs of subletting this office space. As a result of conditions in the Stamford real estate market, it has taken the Company significantly longer than anticipated to enter into a sublease agreement.

     Included in "Liabilities held for sale" in the accompanying condensed consolidated balance sheets were $3.0 million and $1.5 million related to these actions at September 30, 2001, and December 31, 2000, respectively.

     In addition, the Company has recorded an estimated loss of $2.0 million, net of tax, related to the expected loss on disposal of the net assets of this operation.

     All assets and liabilities specifically related to this business unit have been classified as available for sale in the accompanying condensed consolidated balance sheets, which include working capital, fixed assets and intangible assets. The fixed and intangible assets have been recorded at their estimated fair market values as of September 30, 2001. The effect of such adjustments have been reflected in the net losses from discontinued operations.

                               VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


11.   Loss on Equity Investment:

     In the first quarter of 2001, one of the Company's e-Health partners, HeliosHealth, Inc ("Helios"), advised its shareholders of their intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment effective March 31, 2001.

     In connection with the formation of a strategic alliance in March 2000, the Company also made a preferred stock investment of $2.0 million in Rxcentric.com, Inc. (Rxcentric). A privately-held New York, NY based company, Rxcentric provides physicians with rapid access to comprehensive drug and pharmaceutical information. In conjunction, Rxcentric also offers pharmaceutical companies with online marketing solutions, such as product detailing and continuing medical education, which can be targeted to physicians in its subscriber base. As a development stage business, Rxcentric has been dependent on third party financing to support operations. Accordingly, the Company regularly monitors Rxcentric's progress with respect to business development and financial performance. The Company may be required to consider the valuation of this investment in the future should Rxcentric be unable to meet its near term business and financial objectives, or should it be unable to secure additional financing for future growth and operating requirements.

12.  Gain on Sale of Product Marketing Rights

     In May 2001, the Company sold its right to market a specific product previously held by its U.K. contract sales business unit. This transaction resulted in a gain of approximately $0.4 million during the nine-month period ending September 30, 2001.

13.  New Accounting Pronouncements

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

     The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result in reducing amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and modifies the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30). SFAS 144 retains the requirements of SFAS 121 for evaluation and recognition of impairment losses on long-lived assets to be held and used, but eliminates the requirement to allocate goodwill to the assets being tested for impairment. In addition, SFAS 144 provides additional guidance for implementing these impairment tests, including discussion on the use of probability-weighted cash flow estimation methods when alternative recovery methods may exist, and the establishment of a "primary asset" approach to determine the estimation period for groups of assets. In order to create a single accounting model, SFAS 144 also provides specific guidance on accounting for disposals of long-lived assets. Long-lived assets to be disposed of other than by sale (e.g. through abandonment, exchange for similar productive asset, or in a distribution to owners in a spinoff) are to be considered held

                              VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

and used until disposed of, with impairment losses recognized at the disposal date. For long-lived assets to be disposed of by sale, SFAS 144 continues to require that assets classified as held for sale be reported at the lower of carrying amount or fair value, less costs to sell, with no further depreciation and amortization recorded subsequent to the decision to dispose of those assets.

     SFAS 144 also provides for the presentation of discontinued operations when net assets held for sale relate to a component of an entity, for which results of operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity held for sale or to be disposed of is presented as a discontinued operation if its operations and cash flows will or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Discontinued operations are no longer measured on a net realizable basis, and estimated future operating losses are no longer recognized before they occur.

     The Company has adopted the provisions of SFAS 144 immediately and has applied such provisions, effective January 1, 2001, for the current fiscal year.

                               VENTIV HEALTH, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies.

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

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

     Any statement made in this Quarterly Report on Form 10-Q that deals with information that is not historical, such as statements concerning our anticipated financial results, are forward-looking statements. We wish to caution readers not to place undo reliance on any of these forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to the occurrence of many events outside our control and to various risk factors that could cause results to differ materially from those expressed in our periodic reports and registration statements filed with the Securities and Exchange Commission, our press releases or other public communications. Such risks include, but are not limited to: risks of general business disruption, including such risks as they relate to our reliance on computer technology; the potential for regulatory or other change in the pharmaceutical and life sciences industries; risks relating to compliance with governmental regulation relating to the handling and distribution of pharmaceutical products; our risks inherent in our international operations; our dependence on expenditures by companies in the pharmaceutical and life sciences industries; uncertainty related to the continued growth of pharmaceutical outsourcing; our ability to compete successfully with other services in the market and to operate and compete successfully in new lines of business; our ability to maintain large client contracts or to enter into new contracts; uncertainties related to future incentive payments and earnings under revenue sharing arrangements; our ability to maintain existing sources of credit or obtain alternative sources of financing; and the availability of financing for future expansion and internal growth initiatives. These and other factors are more fully described under the caption "Risk Factors" set forth in our Annual Report on Form 10-K and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2001 and July 17, 2001, respectively. These filings are available at www.sec.gov and at the Company's website, www.ventiv.com.

Overview

     Ventiv Health, Inc. is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; educational and communications programs; product/brand management; and sales execution. Over almost three decades, Ventiv Health has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies. Ventiv Health conducts business across the United States and Europe. Current clients include Aventis, AstraZeneca, Bayer, Bristol-Myers Squibb, Endo Pharmaceuticals, Forest Laboratories, GlaxoSmithKline, Johnson & Johnson, Merck, Novartis, Pfizer, Pharmacia and Reliant Pharmaceuticals.

     Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct educational and communication programs, consisting primarily of sponsored events and clinical symposia for the benefit of the medical community.

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

     In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of its Stamford, Connecticut-based medical education and communications unit. As a result of this decision, the results of operations of this operating unit are being accounted for as a discontinued operation.

Results of Operations

       The following sets forth, for the periods indicated, certain components of Ventiv's statement of operations, including such data stated as a percent of revenues.

                                                                                   Three Months Ended September 30,
                                                                                   2001                       2000
                                                                                   ----                       ----
                                                                                            (Unaudited)
Revenues .........................................................      $ 91,457         100.0%     $ 91,011         100.0%
Operating expenses:
   Costs of services .............................................        85,607          93.6%       73,267          80.5%
   Selling, general and administrative expenses ..................        12,681          13.9%        9,624          10.6%
   Restructuring costs ...........................................         2,025           2.2%        2,000           2.2%
   Impairment of intangible assets ...............................        51,702          56.5%           --           0.0%
                                                                        --------      --------      --------       -------
Earnings (losses) from continuing operations .....................       (60,558)        (66.2)%       6,120           6.7%
Interest expense .................................................        (1,256)         (1.4)%      (1,166)         (1.3)%
Investment income ................................................           200           0.2%          251           0.3%
                                                                        --------      --------      --------       -------
Earnings (losses) from continuing operations before income taxes .       (61,614)        (67.4)%       5,205           5.7%
Provision for (benefit from) income taxes ........................        (8,188)         (9.0)%       2,070           2.3%
                                                                        --------      --------      --------       -------
Net earnings (losses) from continuing operations .................       (53,426)        (58.4)%       3,135           3.4%

Results of discontinued operations:
  Losses from discontinued operations, net of tax ................        (4,648)         (5.1)%        (176)         (0.2)%
  Estimated loss on diposal of discontinued operations, net of tax        (1,954)         (2.1)%          --           0.0%
                                                                        --------      --------      --------       -------
Net losses from discontinued operations ..........................        (6,602)         (7.2)%        (176)         (0.2)%
                                                                        --------      --------      --------       -------
Net earnings (losses).............................................      $(60,028)        (65.6)%    $  2,959           3.3%
                                                                        ========      ========      ========       =======

                                                                                   Nine Months Ended September 30,
                                                                                  2001                         2000
                                                                                  ----                         ----
                                                                                            (Unaudited)
Revenues .........................................................       $292,761       100.0%        $267,786       100.0%
Operating expenses:
   Cost of services ..............................................        253,933        86.7%         213,850        79.9%
   Selling, general and administrative expenses ..................         35,440        12.1%          31,484        11.8%
   Restructuring costs ...........................................          2,025         0.7%           2,000         0.7%
   Impairment of intangible assets ...............................         51,702        17.7%              --         0.0%
                                                                          -------       -----         --------       -----
Earnings (losses) from continuing operations .....................        (50,339)      (17.2)%         20,452         7.6%
Interest expense .................................................         (3,220)       (1.1)%         (2,216)       (0.8)%
Investment income ................................................            502         0.2%           1,019         0.4%
Loss on investment in equity of non-affiliate ....................           (500)       (0.2)%             --         0.0%
Gain on sale of product marketing rights .........................            356         0.1%              --         0.0%
                                                                          -------       -----         --------       -----
Earnings (losses)from continuing operations before income taxes ..        (53,201)      (18.2)%         19,255         7.2%
Provision for (benefit from) income taxes ........................         (4,735)       (1.6)%          7,579         2.8%
                                                                          -------       -----         --------       -----
Net earnings (losses) from continuing operations .................        (48,466)      (16.6)%         11,676         4.4%

Results of discontinued operations:
  Losses from discontinued operations, net of tax ................         (6,052)       (2.1)%         (1,839)       (0.7)%
  Estimated loss on diposal of discontinued operations, net of tax         (1,954)       (0.7)%             --         0.0%
                                                                          -------       -----         --------       -----
Net losses from discontinued operations ..........................         (8,006)       (2.7)%         (1,839)       (0.7)%
                                                                          -------       -----         --------       -----
Net earnings (losses) ............................................       $(56,472)      (19.3)%       $  9,837         3.7%
                                                                         ========       =====         ========       =====



Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenues: Revenues increased by approximately $0.5 million, or 0.5%, to $91.5 million in the three-month period ended September 30, 2001, from $91.0 million in the three-month period ended September 30, 2000.

     Revenues in the U.S. Contract Sales business ("U.S. Sales") were $61.5 million, an increase of 3.1% over last year's total of $59.6 million, and accounted for 67.2% of Ventiv's total revenues for the three months ended September 30, 2001. The increase in revenues in 2001 was attributable to new and expanded contracts with Bayer Corporation ("Bayer") and Reliant Pharmaceuticals ("Reliant"), among others. Revenues were adversely impacted by the effect of the resizing of the Bristol-Myers Squibb ("BMS") sales force and lower than expected revenues from the current revenue sharing arrangement.

     In August 1999, U.S. Sales entered into its current, multi-year contract with BMS. In January 2001, this contract transitioned from a fixed plus incentive fee arrangement to a revenue sharing arrangement, under which the payments made to U.S. Sales are determined as a percentage of the revenue stream from the products supported. During the first quarter of 2001, BMS reduced the size of the sales force from 725 sales representatives to 450, and retargeted the detailing efforts to primary care physicians. In addition, U.S. Sales ceased detailing BuSpar(R) at the end of the first quarter of 2001, following a court decision effecting BMS's patent for this product. In late June 2001, BMS notified U.S. Sales of its intent to cease sales force promotion services under this contract effective December 31, 2001.

     Revenue increases at U.S. Sales were further offset by the loss of revenue during the second quarter of 2001 resulting from the conversion of the sales force under the Novo Nordisk contract, and the conclusion of a contract with Eli Lilly at the end of 2000 for which there was no comparable revenue in the third quarter of 2001. Each of these client engagements contributed significantly to U.S. Sales' revenues in the three-month period ended September 30, 2000. U.S. Sales' revenues and operating income included incentive fees of approximately $1.8 million for the three months ended September 30, 2000. No incentive fees were recorded during the three months ended September 30, 2001.

     The Company's European Sales business generated revenues of $21.2 million, a decrease of 2.6% from the third quarter of 2000. Revenues generated by the European businesses represented 23.2% of total revenues for the quarter ended September 30, 2001. The slight decline in revenue was due to a combination of factors including the loss of a dedicated sales force client and the settlement of a customer pricing dispute in France and, to a lesser extent, the effect of overall foreign exchange fluctuations. These decreases were largely offset by the effect of new business, particularly in Germany, with both Bayer and Aventis.

     Ventiv Health Communications' revenues represented 3.1% of third quarter revenues. Revenues for this business were approximately $2.8 million for the three months ended September 30, 2001, which represents a decrease of $1.0 million from the

$3.8 million recorded in the third quarter of 2000. The decrease in revenues was primarily the result of a decline in demand for telemarketing and other direct marketing services.

     Health Products Research revenues of $5.9 million represented 6.5% of total third quarter revenues in 2001, an increase of $0.1 million or 2.9% from the $5.8 million recorded in the third quarter of 2000. Revenues were generated primarily from new and expanded relationships, most notably with Bayer and Ortho-McNeil. Revenues from these expanded relationships were partially offset by reduced business with BMS, mainly a result of the termination of the contract with U.S. Sales.

     Costs of Services: Costs of services increased by approximately $12.3 million from $73.2 million (80.5% of revenues) in the three-month period ending September 30, 2000 to $85.6 million (93.6% of revenues) in this fiscal quarter. The increase in costs of services as a percent of revenues was primarily due to the completion or wind-down of selected profitable contracts in the U.S. Sales business. These contracts include the BMS contract, which converted from a fixed fee arrangement in 2000 to a revenue share plus incentive fee arrangement in 2001. Revenues under the current arrangement have yielded lower overall margins than were previously recognized in 2000, as a result of lower than expected revenue share results in 2001 and the incremental revenue and operating income recognized in 2000 relating to contract start-up activities and related costs on this arrangement incurred during the third and fourth quarters of 1999. The Bayer contract that commenced in May 2001 produced minimal gross profit on a substantial revenue base during the three-month period ending September 30, 2001. The increase in costs of services as a percent of revenue was also due to a combination of a downward adjustment to revenue and operating income in the Company's European Sales business for the settlement of a pricing dispute involving one of the Company's customers, and the lack of incentive fees earned in the third quarter of 2001.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $3.1 million, or 31.8%, to $12.7 million from $9.6 million in the three-month periods ending September 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of revenues increased to 13.9% from 10.6%. The increase in overall selling, general and administrative expenses relates primarily to an expansion of U.S. Sales' operating facilities and support staff, new product and service development initiatives undertaken by Health Products Research to develop future revenue streams, and expansion of business development initiatives, most notably for VIS and higher legal and professional expenses incurred in the period.

     Restructuring: During the three-month period ended September 30, 2001 the Company completed an evaluation of the operations of certain U.S.-based business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people, costs to exit the New York office lease and to reduce the size of the Somerset, NJ administrative office.

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

     Impairment of Intangible Assets: During the three month period ended September 30, 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analysed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on recent changes in market conditions, competitive factors and the discontinuation of one of the Company's operating units, projected undiscounted cash flows for three of the Company's operating units were insufficient to support the carrying amounts of related goodwill and certain intangible assets: Promotech Research Associates, Inc. ("Promotech"), part of the Ventiv Health Communications business; and Ventiv Health U.K. and Ventiv Health France, part of Ventiv's European Contract Sales business. The Company has obtained estimates of the current fair values of these operations through independent third party appraisals. Based on these appraisals in relation to current net book values of these operations, the Company recorded goodwill and other intangible asset impairment charges totaling $51.7 million.

     Interest Expense: Ventiv recorded $1.3 million and $1.2 million of interest expense in the three months ended September 30, 2001 and 2000, respectively. The Company incurred interest expense related to its obligations under the capital lease arrangement for the U.S. Sales automobile fleet of $0.3 million in the three months ended September 30, 2001. In the three months ended September 30, 2000, the Company recorded $0.7 million relating to the capital lease arrangement, of which $0.4 million consisted of interest charges incurred in the first half of fiscal 2000 prior to treating the arrangement as a capital lease. The remaining increase in interest is primarily the result of higher average debt levels, partially offset by lower average interest rates (see MD&A --Liquidity and Capital Resources).

     Investment Income: Ventiv recorded approximately $0.2 million and $0.3 million of investment income in the three months ended September 30, 2001 and 2000, respectively. Variations in investment income resulted from differences in average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

     Provision for (Benefit from) Income Taxes: Ventiv recorded a net benefit from income taxes of $8.2 million based on the results from continuing operations for the three-month period ended September 30, 2001 and on current projections for earnings or losses in each tax jurisdiction in which the Company's continuing operations conduct business are subject to taxation. The net benefit included a gross benefit of $5.1 million, specifically related to the intangible asset impairment charge for the Promotech operating unit. Amortization relating to the impaired intangible assets of the U.K. and France operating units were non-deductible for local tax purposes. The benefit and provision recorded in the three-month periods ended September 30, 2001 and 2000, respectively, also reflect the net effect of allocating tax benefits previously recorded in respect of the discontinued operation. Our tax estimates for the year could change if the expected level or mix of earnings and losses change significantly between operating entities and tax jurisdictions.

     Discontinued operations: In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut. The Company has begun to actively market the net assets of this business, and expects to complete a sale within the next twelve months. Net losses from discontinued operations of $6.6 million include the results of operations of $4.6 million, net of tax, and an estimated loss on disposal of the related net assets of these operations of $2.0 million, net of tax. Results of operations include a pre-tax charge of approximately $1.1 million for the impairment of the value of goodwill related to this operation, and $2.3 million pre-tax charge for estimated costs to be incurred in connection with the subletting of a portion of its existing leased office space. In the fourth quarter of 2000, the Company recorded a restructuring charge related to these operations of approximately $2.6 million, the majority of which related to the anticipated costs of subletting this office space. As a result of conditions in the Stamford real estate market, it has taken the Company significantly longer than anticipated to enter into a sublease agreement.

     Net Earnings (Losses) and Earnings (Losses) Per Share ("EPS"): Ventiv's net earnings decreased by approximately $63.0 million to net losses of $60.0 million, from earnings of $3.0 million, in the three months ended September 30, 2001 and 2000, respectively. Lower average operating margins, additional restructuring charges, impairment of intangible assets and certain charges relating to discontinued operations, as more fully explained above, accounted for the overall decline in net earnings.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenues: Revenues increased by approximately $25.0 million, or 9.3%, to $292.8 million in the nine-month period ended September 30, 2001, from $267.8 million in the nine-month period ended September 30, 2000.

     Revenues from the U.S. Sales business were $192.7 million, an increase of 13.9% over last year's total of $169.1 million, and accounted for 65.8% of Ventiv's total revenues for the nine months ended September 30, 2001. This revenue growth was driven by new and expanded contracts, primarily with Bayer, Reliant, Boehringer Ingelheim and Endo Pharmaceuticals. Revenue growth from these client engagements was significantly offset by the effect of the resizing of the BMS sales force and lower than expected revenues under the current revenue sharing arrangement (see above). These increases were also offset by the loss of revenues from other client contracts that were completed in the prior year and early 2001, including the Novo Nordisk conversion sales force engagement, completed during the second quarter of 2001, and an arrangement with Eli Lilly that concluded at the end of 2000. U.S. Sales' revenues and operating income included incentive fees of approximately $2.1 million and $4.4 million for the nine months ended September 30, 2001 and 2000, respectively.

     The Company's European Sales business generated revenues of $70.7 million compared to $69.1 million, an increase of 2.2% from 2000. Revenues generated by the European businesses represented 24.1% of total revenues for the nine-month period ended September 30, 2001. The increase in revenues was a result of new contracts and increased business from existing clients in Germany. Revenues also increased in the U.K., with additional revenues generated from its syndicated sales force. These increases were partly offset by the loss of a dedicated sales force client and the settlement of a customer pricing dispute in France and, to a lesser extent, the overall effect of foreign exchange fluctuations.

     Ventiv Health Communications' revenues represented 3.7% of total revenues. Revenues were approximately $10.7 million for the nine months ended September 30, 2001, a decrease of $1.0 million or 8.1% from the $11.7 million recorded in 2000. The decrease was primarily the result of declining demand for telemarketing and other direct marketing services. These decreases were partially offset by an increase in the revenues from client-sponsored conferences and symposia, particularly in the second quarter of 2001.

     Health Products Research revenues represented 6.4% of total revenues. Revenues for this business unit were approximately $18.7 million for the nine months ended September 30, 2001, which represents an increase of $0.8 million or 4.8% from the $17.9 million recorded in 2000. The increase in revenues was a result of business from several new and expanded client relationships including Bayer and Ortho-McNeil. These expanded relationships were partially offset by reduced business with BMS related to the contract termination with the U.S. Sales group.

     Costs of Services: Costs of services increased by approximately $40.0 million, or 18.7%, to $253.9 million for the nine-month period ended September 30, 2001 from $213.9 million in the nine-month period ending September 30, 2000. Cost of services increased as a percent of revenue to 86.7% from 79.9% in the nine-month periods ending September 30, 2001 and

2000, respectively. The increase in costs of services as a percent of revenues was primarily due to the completion or wind-down of selected profitable contracts in the U.S. Sales business. The BMS contract has yielded lower overall margins than were previously recognized in 2000 as a result of lower than expected revenue share results in 2001 and the incremental revenue and operating income recognized in 2000 relating to contract start-up activities and related costs on this arrangement incurred during the third and fourth quarters of 1999. The Bayer contract that commenced in May 2001 produced minimal gross profit on a substantial revenue base to date. The increase in costs of services as a percent of revenue was also due to a combination of a downward adjustment to revenue and operating income in the Company's European Sales business reflecting the settlement of a pricing dispute involving one of the Company's customers, combined with a reduction in incentive fees earned in the nine months ended September 30, 2001.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $3.9 million, or 12.6%, to $35.4 million from $31.5 million in the nine-month periods ended September 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percent of revenues increased to 12.1% from 11.8%. The increase in overall selling, general and administrative expenses related primarily to an expansion of U.S. Sales' operating facilities and support staff, new product and service development initiatives undertaken by Health Products Research to develop future revenue streams, and expansion of business development initiatives, most notably for VIS and higher legal and professional expenses incurred in the period. These increases were partially offset by the effects of the actions taken during the latter half of 2000 to restructure the European operations.

     Restructuring: In the third quarter of 2001, the Company completed an evaluation of the operations of certain U.S.-based business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million. Included in this charge were provisions for the severance of 23 employees, as well as for costs and expenses associated with the elimination of the New York office and the reduction of the size of the Somerset, NJ administrative office.

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

     Impairment of Intangible Assets: During the three month period ended September 30, 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analysed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on recent changes in market conditions, competitive factors and the discontinuation of one of the Company's operating units, projected undiscounted cash flows for three of the Company's operating units were insufficient to support the carrying amounts of related goodwill and certain intangible assets: Promotech Research Associates, Inc. ("Promotech"), part of the Ventiv Health Communications business; and Ventiv Health U.K. and Ventiv Health France, part of Ventiv's European Contract Sales business. The Company has obtained estimates of the current fair values of these operations through independent third party appraisals. Based on these appraisals in relation to current net book values of these operations, the Company recorded goodwill and other intangible asset impairment charges totaling $51.7 million.

     Interest Expense: Ventiv recorded $3.2 million and $2.2 million of interest expense in the nine months ended September 30, 2001 and 2000, respectively, which included $0.9 million and $0.7 million of interest expense related to obligations under its capital lease arrangement for the U.S. Sales' automobile fleet. The increase in interest is primarily the result of higher average debt levels in support of operations (see MD&A -- Liquidity and Capital Resources), offset in part by the effect of lower average interest rates in 2001.

     Investment Income: Ventiv recorded approximately $0.5 million and $1.0 million of investment income in the nine months ended September 30, 2001 and 2000, respectively. Variations in investment income resulted from differences in average amounts of cash and equivalents available for investment and lower prevailing short-term interest rates in 2001.

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

     Provision for (Benefit from) Income Taxes: Ventiv recorded a net benefit from income taxes of $4.7 million based on the results from continuing operations for the nine-month period ended September 30, 2001 and on current projections for earnings or losses in each tax jurisdiction in which the Company's continuing operations are subject to taxation. The net benefit included a gross benefit of $5.1 million, specifically related to the intangible asset impairment charge for the Promotech operating unit. Amortization relating to the impaired intangible assets of the U.K. and France operating units were non-deductible for local tax purposes. The benefit and provision recorded in the nine-month periods ended September 30, 2001 and 2000, respectively, also reflect the net effect of allocating tax benefits previously recorded in respect of the discontinued operation. Our tax estimates for the year could change if the expected level or mix of earnings and losses change significantly between operating entities and tax jurisdictions.

     Discontinued operations: In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut. The Company has begun to actively market the net assets of this business, and expects to complete a sale within the next twelve months. Net losses from discontinued operations of $8.0 million include the results of operations of $6.0 million, net of tax, and an estimated loss on disposal of the related net assets of these operations of $2.0 million, net of tax. Results of operations include a pre-tax charge of approximately $1.1 million for the impairment of the value of goodwill related to this operation, and $2.3 million pre-tax charge for estimated costs to be incurred in connection with the subletting of a portion of its existing leased office space. In the fourth quarter of 2000, the Company recorded a restructuring charge related to these operations of approximately $2.6 million, the majority of which related to the anticipated costs of subletting this office space. As a result of conditions in the Stamford real estate market, it has taken the Company significantly longer than anticipated to enter into a sublease agreement.

     Net Earnings (Losses) and Earnings (Losses) Per Share ("EPS"): Ventiv's net earnings decreased by approximately $66.3 million to net losses of $56.5 million, from income of $9.8 million, in the nine months ended September 30, 2001 and 2000, respectively. Lower average margins operating margins, additional restructurings charges, impairment of intangible assets and certain charges relating to discontinued operations, as more fully explained above, accounted for the overall decline in net earnings.

Liquidity and Capital Resources

     At September 30, 2001, Ventiv had $45.1 million in cash and equivalents, an increase of $16.7 million from December 31, 2000. For the nine-month period ending September 30, 2001 compared to September 30, 2000, cash provided by continuing operations increased by $1.0 million and cash used in investing activities decreased by $0.6 million. In addition, cash provided by financing activities increased by $13.8 million to $14.0 million.

     Cash provided by continuing operations was $0.6 million for the nine-month period ending September 30, 2001, compared to a use of $0.4 million in 2000. During the nine month period ended September 30, 2001, accounts receivable and unbilled services increased significantly, driven by the timing of certain billings and payments for services rendered under certain contracts of the U.S. Sales business. These increases were partially offset by a net increase in client advances and unearned revenue, which was primarily related to the timing of certain payments to U.S. Sales under the Bayer arrangement. In the nine month period ended September 30, 2001, client advances and unearned revenue decreased significantly, as the remaining balance of a $30.0 million advance fixed fee payment received from BMS in 1999 was recognized in respect of services rendered during the period.

     Cash used in investing activities for continuing operations was $3.9 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively primarily for capital expenditures. During 2000, the Company invested $2.0 million in RxCentric and disposed of marketable securities generating proceeds of $1.9 million.

     Cash provided by financing activities for continuing operations related to continuing operations was $14.0 million and $0.2 million for the nine months ended September 30, 2001 and 2000, respectively. The primary source of cash was borrowings under the Company's line of credit of $16.0 million in 2001 and $19.0 million in 2000. During 2000, the Company acquired $17.5 million of treasury stock using borrowings from the Company's line of credit. The Company entered into a master lease agreement for a fleet of automobiles in 2000. Payments made related to the lease obligation were $3.8 million and $1.7 million during the nine months ended September 30, 2001 and 2000, respectively.

     On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, which expires on December 1, 2003. Borrowings under this facility may be used for general corporate purposes, acquisitions and other investments and the repurchase of up to $37.5 million of Ventiv common stock. Interest on amounts borrowed under the credit facility is based on the London Interbank Offered Rate ("LIBOR") or the lending bank's base rate of interest, at the Company's option. Availability under this credit facility is subject to our compliance with various financial ratios, operating covenants and other customary conditions.

     Based on the Company's financial results for the twelve months ending September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. On November 14, 2001, Ventiv entered into a term sheet with its lenders to enter into an amended credit facility on or before December 3, 2001 which will contain a waiver of non-compliance for these covenants through December 21, 2001. It is expected that the amended facility will be secured by Ventiv's assets with a borrowing base predicated on eligible accounts receivable, will carry higher interest rates than the current facility and will include modified financial and restrictive covenants and other terms. Pending the amendment of the current facility, the Company has classified all amounts outstanding under this facility as current at September 30, 2001. Should the Company be unable to enter into an amended credit arrangement with its existing bank group, it will have to seek alternative financing arrangements or sources of capital. However, there can be no assurances that such alternative financing can be obtained. The failure to obtain an amended credit facility containing a waiver and modified financial covenants, or to obtain alternative credit facilities, would have a material adverse effect on the financial condition of the Company and jeopardize its ability to continue as a going concern.

     We believe our cash and equivalents, together with cash provided by operations, will be sufficient to fund our current operations and planned capital expenditures over the next 12 months and for the foreseeable future provided that Ventiv and its lenders execute an amended credit facility on or prior to December 3, 2001. We plan to focus on internal growth in the near term as the primary means of our expansion, although we will consider attractive acquisition and divestiture opportunities as they arise. Cash provided from operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue. If we pursue significant internal growth initiatives or if we acquire additional businesses in transactions that include any cash payment as part of the purchase price, both in the short-term and the long-term, we will first use excess cash available from operations and then pursue additional debt or equity financing as sources of cash necessary to complete any acquisitions. In addition to borrowing under our line of credit, as amended, we could pursue additional debt or equity transactions to finance acquisitions, depending on market conditions. We cannot assure you that we will be successful in raising the capital required to complete all internal growth initiatives and/or acquisition opportunities that we may wish to pursue in the future.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

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

     The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to September 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result reducing amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and modifies the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30). SFAS 144 retains the requirements of SFAS 121 for evaluation and recognition of impairment losses on long-lived assets to be held and used, but eliminates the requirement to allocate goodwill to the assets being tested for impairment. In addition, SFAS 144 provides additional guidance for implementing these impairment tests, including discussion on the use of probability-weighted cash flow estimation methods when alternative recovery methods may exist, and the establishment of a "primary asset" approach to determine the estimation period for groups of assets. In order to create a single accounting model, SFAS 144 also provides specific guidance on accounting for disposals of long-lived assets. Long-lived assets to be disposed of other than by sale (e.g. through abandonment, exchange for similar productive asset, or in a distribution to owners in a spinoff) are to be considered held and used until disposed of, with impairment losses recognized at the disposal date. For long-lived assets to be disposed of by sale, SFAS 144 continues to require that assets classified as held for sale be reported at the lower of carrying amount or fair value, less costs to sell, with no further depreciation and amortization recorded subsequent to the decision to dispose of those assets.

     SFAS 144 also provides for the presentation of discontinued operations when net assets held for sale relate to a component of an entity, for which results of operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity held for sale or to be disposed of is presented as a discontinued operation if its operations and cash flows will or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Discontinued operations are no longer measured on a net realizable basis, and estimated future operating losses are no longer recognized before they occur.

     The Company has adopted the provisions of SFAS 144 immediately and has applied such provisions, effective January 1, 2001, for the current fiscal year.

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

Long-term Debt Exposure

     At September 30, 2001, the Company had $35 million outstanding under its $50 million unsecured revolving credit facility. Based upon the amount outstanding, if the LIBOR rate were to increase by 1%, Ventiv would incur an additional $0.4 million of interest expense on an annual basis.

Foreign Currency Exchange Rate Exposure

     Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at September 30, 2001. The Company's material exposures to foreign exchange rate fluctuations relate to the French Franc, the British Pound, and the German Mark. Approximately 34%, 29% and 37% of the Company's foreign-sourced revenues for the nine-month period ended September 30, 2001 were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.

                                                        10% Decrease in
                                       Balance at        Value of Local
                                      September 30,       Currencies to
                                          2001              US Dollar
                                          ----              ---------
Total Assets                            $234,230            $232,461
Total Liabilities                        140,453             133,563
Revenues                                 292,761             285,695

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     The Company is subject to various proceedings arising in the normal course of business, none of which individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition results of operations or liquidity.

ITEM 5. Other Information.

     On October 1, 2001, Michele D. Snyder resigned from the Board of Directors for personal reasons. There are no immediate plans to appoint a new director.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

     Current Report on Form 8-K, (Item 5-Other Events) dated as of July 16, 2001. The Company disclosed that services being provided under contract to Bristol-Myers Squibb, a significant client, would terminate effective December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VENTIV HEALTH, INC.

Date: November 14, 2001        By: /s/ John R. Emery
                                   -----------------------------------
                                   John R. Emery
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)