Form 10-K
period 2001-12-31
VENTIV HEALTH INC
filed 2002-04-01
CIK 1089473

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                              200 Cottontail Lane
                              Vantage Court North
                          Somerset, New Jersey 08873
                                (800) 416-0555
   (Address, Including Zip Code, and Telephone Number, Including Area Code,
                 of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange on
     Title of Each Class                            Which Registered
     -------------------                      -----------------------------
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

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of March 18, 2002 was approximately $33,524,315.

   As of March 18, 2002, there were 22,992,397 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's definitive proxy statement to be filed with the Commission for use in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

Item       Description                                                                           Page
----       -----------                                                                           ----
                                                  PART I
1          Business.............................................................................   1
2          Properties...........................................................................   8
3          Legal Proceedings....................................................................   8
4          Submission of Matters to a Vote of Securities Holders................................   8
                                                  PART II
5          Market for the Registrant's Common Stock and Related Stockholder Matters.............   9
6          Selected Financial Data..............................................................  10
7          Management's Discussion and Analysis of Financial Condition and Results of Operations  11
7A         Quantitative and Qualitative Disclosures About Market Risk...........................  24
8          Financial Statements and Supplementary Data..........................................  25
9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  52
                                                 PART III
10         Directors and Executive Officers of the Registrant...................................  53
11         Executive Compensation...............................................................  53
12         Security Ownership of Certain Beneficial Owners and Management.......................  53
13         Certain Relationships and Related Transactions.......................................  53
                                                  PART IV
14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  53
Signatures

                                    PART I

Item 1.  Business.

Overview

   Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of a wide range of outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; congresses and symposia targeted to physicians; telemarketing and other marketing support; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to clients across the United States ("U.S.") and Europe, including many of the world's leading pharmaceutical and life sciences companies.

   The business currently conducted by Ventiv was initially established in 1997 by Snyder Communications, Inc. ("SNC"), beginning with a merger transaction between SNC and a U.S. provider of pharmaceutical sales and marketing services. After forming its pharmaceutical sales and marketing services business segment in 1997, SNC completed a series of acquisitions that expanded both the scope of services and geographic presence of the business operated by Ventiv today. On June 22, 1999, the Board of Directors of SNC approved a plan to effect a distribution (the "Distribution") of SNC's healthcare marketing services business segment to existing stockholders. SNC contributed the net assets and liabilities related to its healthcare marketing services business segment in the third quarter of 1999 to a newly formed subsidiary (Ventiv Health, Inc.) and subsequently consummated the Distribution on September 27, 1999 through a special dividend of one share of Ventiv common stock for every three shares of SNC common stock. As a result of the Distribution, Ventiv became an independently managed, publicly traded corporation.

   Our organization and service offerings reflect the changing needs of our clients as their new products move through the development and regulatory approval process. As a potential drug or device advances in the clinical trial process towards commercialization, our clients must first educate medical decision makers through a variety of informational media. These pharmaceutical and life sciences companies subsequently need to design a focused launch campaign to maximize product profitability upon regulatory approval of their product. Prescription products are typically sold through product detailing, which involves one-on-one meetings between a sales representative and a targeted prescriber. Pharmaceutical manufacturers, in particular, rely on this sales process as the most effective means of influencing prescription-writing patterns, although these companies are now increasingly supplementing their marketing programs with direct-to-consumer advertising. In the past, product detailing was handled by the pharmaceutical manufacturers themselves. However, the recent focus among our clients on flexibility in cost management and effective utilization of internal sales and marketing resources has led to an increased frequency of this work being outsourced to contract providers.

   Our service offerings are designed to facilitate the development and execution of marketing strategies as new products advance from clinical trials to product launch and throughout their useful life. We believe that we are not only one of the leading providers of healthcare marketing services, but that we are also particularly well positioned to provide global integrated services that address the full spectrum of client demands. To date, our clients are comprised primarily of pharmaceutical companies, which are estimated to have outsourced a relatively low percentage of the amount they spend worldwide on sales and marketing activities.

Ventiv's Business Units

   We serve our clients primarily through five business units: Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary), Ventiv Health Communications ("VHC"), Ventiv Health U.S. and European Contract Sales (together "Ventiv Health Sales" or "VHS") and Ventiv Integrated Solutions ("VIS"). These units address various aspects of the marketing process for pharmaceutical and other life sciences products. A product's targeted marketing and sales effort must be carefully designed to maximize the manufacturer's return on investment and sales results must be constantly monitored and sales strategies must be adjusted to respond to a dynamic marketplace. HPR has recognized expertise and full capability to assist clients in these areas. Pharmaceutical products must be sold by a team of highly trained sales representatives. VHS has market-leading capability in recruiting, training, deploying and managing small to large scale product sales forces. VHS is capable of functioning independently or in tandem with a client's existing, internal sales force. VHC, through independently developed, industry sponsored congresses and symposia, as well as through telemarketing and other marketing support services, creates product awareness and demand within the medical community throughout a product's life cycle. VIS focuses on providing comprehensive commercialization services with new and existing clients. VIS integrates the services of Ventiv's and other market-leading businesses offering alternative solutions for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing partners to retain control of their assets.

   With the exception of VIS, each business unit performs very specific functions as part of the overall sales and marketing plan. Our clients may choose either to work with us across our full spectrum of services or narrowly focus their service needs within one of these units. Given the nature of the services provided by each business unit in relation to marketing needs throughout a product's life cycle, ample opportunities exist for cross-selling to current clients. Many of our larger clients utilize the services of more than one unit.

   Our strategic goal is to provide the pharmaceutical and life sciences industries with value-added marketing and sales services that will enable our clients to achieve superior product sales through higher market penetration. Our business units possess significant combined experience, as each has developed and conducted successful marketing and sales programs for hundreds of individual pharmaceutical and life science products. Our expertise spans most therapeutic categories, including the significant markets of cardiology, anti-infectives, oncology and neurology. Our core competencies and track record of proven success enable us to establish strong relationships with our clients' senior marketing and sales personnel, which greatly contributes to client retention.

   The following is a detailed description of our individual business units:

 HPR

   HPR is capable of designing product launch programs and monitoring each program's progress to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources (such as the contract pharmaceutical sales force) and third parties (such as IMS Health, Inc., a provider of market research data for the healthcare industry) to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR's distinctive processes for developing strategic and tactical resource allocation are predicated upon the linking of services and data through solutions based on physician-level intelligence. The direct links that are created between strategy, tactics and data ensures pragmatic and effective solutions and yields tangible results for our clients.

   HPR offers the following core services, which it customizes for particular clients:

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

  .   Promotion Planning and Evaluation:   HPR's proprietary Promotion Response
      Optimization Model (PROM/SM) measures historical promotion response by physicians from various personal and non- personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROMSM is unique in that it can measure a separate response for individual physicians by promotional channel. PROMSM is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROMSM is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness. /

  .   Resource Allocation (Single and Multi-Product):   Utilizing segmentation
      and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

      The UniBrand/SM model uses the output of a PROMSM analysis and market research as inputs into a causal forecasting model that develops, by brand, future promotion response curves and optimal, unconstrained details by physician segment while considering future market events and the knowledge of product management. Based on the response by promotion type and an understanding of the interaction among promotion types, a promotion mix analysis can determine the optimal promotion by brand. The UniBrandSM approach focuses on increasing return on investment through the evaluation of content and capital employed for each promotion type. Additionally, it also identifies how one type of promotion can substitute for and/or enhance other promotion types. /

      Once the future response curves have been calibrated by UniBrand/SM, this leading-edge technology can be incorporated in a multi-product resource allocation model, or RAMSM. RAMSM is designed to maximize sales and profits by determining optimal sales force size and structure, as well as constrained details across brands. The RAMSM approach also can be used to examine "what if" scenarios for different strategic and tactical alternatives. /

  .   Call Planning:   Through its proprietary technologies and its Call
      Planning System ("CAPS/SM") HPR provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPSSM system determines the best call frequency and brand detailing priorities for each physician. CAPSSM also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments. /

  .   Sales Force Deployment and Analysis Group:   HPR provides strategic sales
      force alignment and deployment strategies for home office and field teams. Alignment services are conducted by analysts with technical expertise as well as healthcare industry experience who are committed to the design and realignment of sales forces.

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

   During 2001, HPR invested significantly in the development of desktop tools that incorporate several of HPR's proprietary analytical models. The Company believes that these products will enhance future revenues by creating new revenue streams and demand for additional analytical consulting services.

 VHC

   VHC provides a variety of important marketing support services including:

  . Symposia & Congresses: VHC independently develops and organizes large symposia and congresses that are then sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. These meetings typically involve presentations regarding drugs, conditions and/or treatment protocols by a faculty of experts. VHC can organize interactive satellite transmissions of these events, allowing attendees and faculty from remote locations to participate.

  . Telemarketing: By providing a complete staff of trained telemarketers, our telemarketing services significantly enhance a life sciences company's ability to communicate effectively with physicians. These services give us the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales lead, phone surveys, consumer surveys, customer service, compliance building and patient care management.

  . Direct Mail & Sample Fulfillment: Registered with the Food and Drug Administration ("FDA") as a secondary repackager, VHC offers a full complement of warehousing, assembly and packaging, and mailing and distribution services. This allows VHC to provide quick and efficient assembly of promotional programs with samples, under controlled conditions, and ship these promotional materials to potential prescribers from its warehouse. The effective warehousing and distribution system allows for precise tracking of inventory levels for all products. The group's combination of pharmaceutical warehousing and direct mail capabilities allow it to coordinate sample delivery with sales calls on physicians as well as administer drug recalls and rebate programs, which can be part of a seamless service offering for the client. For example, offering avenues of support through the direct mail and sample fulfillment programs could enable VHS' and other sales forces to operate more efficiently and effectively by automating a significant portion of the post-physician consultation follow-up work (such as literature and sample mailings).

 VHS

   VHS is organized to implement and execute outsourced product detailing programs for prescription pharmaceutical and other life sciences products. VHS maintains and operates the requisite systems, facilities, and support services to recruit, train and deploy a customized, full-service and highly targeted sales force within 6-12 weeks. Currently, VHS operates one of the largest contract sales organizations in the U.S. (larger, in fact, than some pharmaceutical companies), with approximately 2,600 sales representatives in the U.S. and approximately 4,000 worldwide as of December 31, 2001. It also has significant global coverage through its operations in the United Kingdom ("U.K."), France, Germany, and Hungary.

   Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's FDA-approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential sideeffects, dosage, danger of contra-indications with other drugs, cost and any other appropriate information. The dialogue is two-way with the salesperson collecting the views of each individual physician. Discussions will often include topics such as the type of patient most likely to benefit from a particular therapy as well as the relative benefits of alternative products. This requires the salesperson to be well educated and highly trained. Recruiting qualified personnel and providing client and product specific training are both core competencies of VHS. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product.

   Providing clients with the highest quality sales people requires effective recruiting and training. To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure the highest quality of representation for our clients. VHS's recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. VHS hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and maximize cost efficiency.

   We also emphasize the training of our personnel, and believe we have made more significant investments in this area than our competitors. VHS's Professional Development Group has the largest dedicated training facility of its type in the United States. Our goal is to ensure that sales representatives are knowledgeable and operate professionally, effectively, and efficiently. Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity, and pharma-manager leadership are covered extensively in order to prepare the representatives for their contact with medical professionals. VHS's trainers are top professionals in their field and rely upon proprietary information regarding physician prescribing behavior and industry best practices. As the students are from both VHS's sales force and our clients' sales forces, the training and development services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as differentiating factors, which distinguish VHS from its competitors and benefit the overall contract sales effort. Due to our expertise in this area clients have asked us, from time to time, to provide recruiting and training services on a stand-alone basis. We have provided these services, in the past, on a limited basis, although we prefer to provide this service as part of a more comprehensive sales force engagement. We will continue to accept recruiting and training engagements on a select basis, as opportunities arise.

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

   Consistent with standard practices in the pharmaceutical industry VHS collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with palm-top computers and other similar devices in order to collect sales call and physician profiling information, which is compiled regularly in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy.

   Our ability to increase the incremental sales of older life sciences products and enhance the sale of newer products is critical to the financial success of our clients. Our integrated approach to contract sales, an experienced management team, recruiting, professional training and development, and use of technology provide the Company with a competitive advantage in marketing products for our clients. With the ability to leverage off of the capabilities of HPR and VHC, VHS is well positioned to provide value-added services across an array of product types in the life sciences industry.

 VIS

   During 2000, Ventiv established VIS, a separate business unit that focuses on developing fully-integrated revenue-share partnerships with new and existing clients. VIS integrates the services of Ventiv's and other market-leading businesses offering alternative solutions for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing partners to retain control of their assets. Potential VIS clients include large pharmaceutical companies, which need to drive growth by focusing on their key power brands and yet face a tradeoff vis-a-vis mid-sized brands that are still promotionally responsive and profitable. In addition, many biotech firms are seeking comprehensive commercialization partners to help build sales and marketing infrastructure and drive product success.

Competitive Advantages

   Leading Global Healthcare Marketing and Sales Services Company. We are one of the largest competitors in the global market for outsourced pharmaceutical marketing solutions, with significant operations throughout Europe (the U.K., Germany, France and Hungary) and the U.S. We are a large-scale provider of contract sales with a sales force ranked in the top three, in each market based on size, among outside providers in the U.S., Germany, France and the U.K., constituting four of the top six worldwide pharmaceutical markets. We are also a significant provider of strategic sales and marketing planning. We service a large number of physicians, nurses, pharmacists and formularies. These people are regularly contacted by our representatives--over 4 million calls on physicians in 2001 alone--enabling the collection of valuable profiling data. Our large-scale presence in each key market provides significant advantages in terms of experience, speed, capabilities, and technology.

   Comprehensive Service Offering. We offer a broad range of services, from the strategic analysis and design of a targeted product launch, to the recruiting, training, deployment and management of sales forces to implement targeted sales plans. The Company also offers educational programs including conventions and symposia, designed to increase awareness of disease states and treatments. Through our VIS unit, we are capable of providing a full product portfolio management services. We believe that Ventiv is the only company in this market that is able to offer this breadth of services to the pharmaceutical and life sciences industries.

   Proprietary Technologies and Data. We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. To conduct strategic studies, HPR employs a series of programs which were designed in-house and utilize data which is gathered and processed by HPR's clients and, on certain engagements, VHS to conduct proprietary market research. Also, we have made a considerable investment in technology and are focused on using cutting-edge sales force automation tools to increase our efficiency. Such data collection is important for the management of a sales and marketing campaign, for pharmaceutical products throughout their life cycle, especially during the product launch phase.

   Diversified Client Base. In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotech and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Relative to our peers, our business is not overly concentrated on a small number of clients, however, we continue to seek new opportunities to further diversify our client base.

   Experienced Management Team. Our management team includes executives with substantial expertise managing pharmaceutical sales forces and establishing sales and marketing strategies. We believe our mix of senior management with pharmaceutical sales force management, entrepreneurial talent and strategic perspective is unique in the industry.

   Our basic strategy is to enhance our capabilities, deepen our client penetration and offer more fully-integrated solutions. Because of our high level of quality service, many of our pharmaceutical clients have rewarded us with contract extensions and additional new business. Physicians routinely give us the highest marks in surveys of medical education programs. Additionally, we provide highly advanced and well regarded, strategic analysis through HPR.

Clients

   We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies on a global basis. During 2001, approximately 70.7% of our revenues were derived from our ten largest clients. Our ten largest clients during 2001, listed alphabetically, were as follows: Bayer Corporation ("Bayer"), Boehringer Ingleheim, Inc., Bristol-Myers Squibb, Inc. ("BMS"), Endo Pharmaceuticals, Forest Laboratories, Inc., GlaxoSmithKline, Merck, Novartis and Novo Nordisk, Reliant Pharmaceucticals, Inc. ("Reliant"). One client, Reliant, accounted for approximately 20.4% of our total revenue for the year ended December 31, 2001. BMS and Bayer each accounted for 12.5% and 10.6%, respectively, of our revenues during 2001. No other clients accounted for more than 10.0% of revenue in 2001.

   We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are sold to the same target groups for each client, namely their marketing and sales departments. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical clients that provide us with recurring revenue streams and service cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

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

   We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 60 to 120 days notice. In addition, many of these contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Also, although the Company has been successful in negotiating longer-term commitments, the Company cannot be assured that clients will renew relationships beyond the expiration date of existing contracts.

Competition

   We believe that no other organization offers the same scope of comprehensive healthcare marketing and sales services as we offer our clients. Our competitors include contract sales organizations as well as contract research organizations that also offer healthcare marketing services. Additionally, drug distribution companies have indicated a desire to enter this lucrative market by leveraging their knowledge base and effecting strategic acquisitions. Each of our operating groups faces distinct competitors in the individual markets in which the group operates. However, none of our competitors provides the full scope of services we currently offer through our multiple operating groups.

   Contract Sales. A small number of providers comprise the market for contract sales. We believe that Ventiv, Innovex (Quintiles) and Professional Detailing, Inc. combined account for most of the U.S. contract sales market share, with Ventiv and Innovex being the only participants to have an international presence. These organizations historically have not been significant competitors with regard to healthcare marketing services other than contract sales. However, because the rest of the industry is fragmented, with a large number of small providers attempting to develop niche services, one or more of our large competitors in the contract sales market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

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

Employees

   At December 31, 2001, we employed approximately 4,500 people worldwide, including approximately 4,000 sales representatives. Our part-time sales force employees account for approximately 6.9% of our total field workforce. We believe that our relations with our employees are satisfactory.

   Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally is high, particularly with respect to sales force employees We believe our turnover rate is comparable to that of other contract service organizations and internal pharmaceutical sales and marketing departments. An increase in the turnover rate among our employees would increase our recruiting and training costs and decrease our operating efficiencies and productivity. Our operations typically require specially trained persons, such as those employees in the pharmaceutical detailing business. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. The labor markets for quality personnel are competitive, and we cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons.

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

   In connection with the handling and distribution of pharmaceutical products samples, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the U.S., and certain regulations of the U.K., France, Hungary, Germany, Austria and the European Union. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In certain jurisdictions, including the U.K., France and Germany, pharmaceutical sales representatives are subject to examination and licensing requirements under local law and industry guidelines. Ventiv believes it is in compliance in all material respects with these regulations.

   Some of our physician education services are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value, which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Ventiv follows similar guidelines in effect in other countries where it provides services. Any changes in such regulations or their application could have a material adverse effect on Ventiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

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

Item 2.   Properties.

   Our principal executive offices are located in New York, New York at a site we lease. Ventiv and its operating subsidiaries own facilities in Boulder, Colorado and Lenggries, Germany. We lease a total of 10 facilities in the U.S., the U.K., France, Germany, and Hungary. We believe that our properties are well maintained and are in good operating condition.

Item 3.  Legal Proceedings.

   From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

   In June 2001 Christian Levistre commenced an arbitration proceeding against the Company before the International Chamber of Commerce arising from the acquisition by the Company's predecessor of two healthcare marketing businesses, one of which was wholly owned and one of which was partially owned by Mr. Levistre. Mr. Levistre has asserted claims in the arbitration for (i) payment of the remaining 10% of the sales price for the businesses, which amount (originally consisting of shares of Snyder Communications, Inc. common stock) was retained in escrow under the terms of the acquisition, as subsequently amended by a settlement agreement between the parties, (ii) amounts arising from the termination of his employment with Ventiv Health France under the terms of the settlement agreement, (iii) payment of a price adjustment to the sale price of the escrowed shares, (iv) financial prejudice arising from the decline in value of the escrowed portion of the purchase price for the acquired businesses and (v) improper resistance. The Company has asserted that Mr. Levistre violated his contractual obligations under the relevant agreements and has requested the retention of the escrowed securities and the stay of the arbitration proceedings pending resolution of separate claims made by one of the Company's French subsidiaries relating to unfair competition and related claims in the French courts. The Company intends to defend the arbitration claims vigorously and believes it has meritorious defenses.

Item 4.   Submission of Matters to a Vote of Securities Holders.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The following table contains the high and low sales prices of our existing common stock traded on the Nasdaq National Market during the periods indicated:

                                                High     Low
                                              -------- --------
                 Year ended December 31, 2001
                     First Quarter........... $17.2500 $11.8125
                     Second Quarter..........  20.6400  13.0500
                     Third Quarter...........  19.9400   4.0000
                     Fourth Quarter..........   4.7000   2.4400
                                                High     Low
                                              -------- --------
                 Year ended December 31, 2000
                     First Quarter........... $10.7500 $ 7.0000
                     Second Quarter..........  11.3750   8.6250
                     Third Quarter...........  15.0000  11.1875
                     Fourth Quarter..........  13.0625   8.8750

   On March 18, 2002, the closing price for Ventiv's common stock was $2.30 per share, and there were approximately 201 record holders and approximately 5,474 beneficial owners of Ventiv's common stock as of that date.

   To date, Ventiv has not declared cash dividends on its common stock and is currently restricted from doing so under our new credit agreement (See Part II--Item 8--Notes to Consolidated Financial Statements (Note 7)). Ventiv intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of Ventiv and other factors, which our Board of Directors will consider as appropriate.

   The transfer agent for Ventiv's common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Item 6.  Selected Financial Data.

                            SELECTED FINANCIAL DATA

   The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, the Company's historical consolidated financial statements and related notes included elsewhere in this Form 10-K. The historical financial data for all years presented, have been derived from audited financial statements of Ventiv. These financial statements have been restated as a result of the Company's decision to discontinue the operations of its medical education and communications business in Stamford, Connecticut. Historical financial information may not be indicative of Ventiv's future performance. Prior to their respective acquisitions, certain U.S.-based acquirees were not subject to federal or state income taxes. Pro forma net earnings (losses) represents net earnings (losses) adjusted to reflect a provision for income taxes as if these entities had been taxed similarly to U.S. C corporations for all periods presented. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                            For the Years Ended December 31,
                                                                    ------------------------------------------------
                                                                      2001      2000      1999      1998      1997
                                                                    --------  --------  --------  --------  --------
                                                                          (in thousands, except per share data)
Revenues........................................................... $398,553  $374,980  $306,944  $268,546  $174,694
                                                                    ========  ========  ========  ========  ========
Net earnings (losses) from continuing operations................... $(51,872) $ 18,807  $   (788) $  3,897  $  5,192
                                                                    ========  ========  ========  ========  ========
Net earnings (losses) from discontinued operations................. $ (6,630) $ (1,993) $ (6,004) $ (2,451) $(13,910)
                                                                    ========  ========  ========  ========  ========
Net earnings (losses).............................................. $(58,502) $ 16,814  $ (6,792) $  1,446  $ (8,718)
                                                                    ========  ========  ========  ========  ========
Basic net earnings (losses) per share(1)
  Continuing operations............................................ $  (2.29) $   0.83  $  (0.03) $   0.16  $   0.22
                                                                    ========  ========  ========  ========  ========
  Discontinued operations.......................................... $  (0.29) $  (0.09) $  (0.25) $  (0.10) $  (0.59)
                                                                    ========  ========  ========  ========  ========
  Net earnings (losses)............................................ $  (2.58) $   0.74  $  (0.28) $   0.06  $  (0.37)
                                                                    ========  ========  ========  ========  ========
Diluted net earnings (losses) per share(1)
  Continuing operations............................................ $  (2.29) $   0.80  $  (0.03) $   0.16  $   0.22
                                                                    ========  ========  ========  ========  ========
  Discontinued operations.......................................... $  (0.29) $  (0.09) $  (0.25) $  (0.10) $  (0.59)
                                                                    ========  ========  ========  ========  ========
  Net earnings (losses)............................................ $  (2.58) $   0.72  $  (0.28) $   0.06  $  (0.37)
                                                                    ========  ========  ========  ========  ========
Proforma data (unaudited)
Proforma net earnings (losses).....................................      n/a       n/a       n/a       n/a  $  3,210
                                                                    ========  ========  ========  ========  ========
Proforma net earnings (losses) from continuing operations..........      n/a       n/a       n/a       n/a  $(13,910)
                                                                    ========  ========  ========  ========  ========
Proforma net earnings (losses).....................................      n/a       n/a       n/a       n/a  $(10,700)
                                                                    ========  ========  ========  ========  ========
Proforma basic net earnings (losses) per share(1)
  Continuing operations............................................      n/a       n/a       n/a       n/a  $   0.14
                                                                    ========  ========  ========  ========  ========
  Discontinued operations..........................................      n/a       n/a       n/a       n/a  $  (0.59)
                                                                    ========  ========  ========  ========  ========
  Net earnings (losses)............................................      n/a       n/a       n/a       n/a  $  (0.45)
                                                                    ========  ========  ========  ========  ========
Proforma diluted net earnings (losses) per share(1)
  Continuing operations............................................      n/a       n/a       n/a       n/a  $   0.14
                                                                    ========  ========  ========  ========  ========
  Discontinued operations..........................................      n/a       n/a       n/a       n/a  $  (0.59)
                                                                    ========  ========  ========  ========  ========
  Net earnings (losses)............................................      n/a       n/a       n/a       n/a  $  (0.45)
                                                                    ========  ========  ========  ========  ========
Shares used in computing basic net earnings (losses) per share(1)..   22,648    22,628    23,907    23,715    23,715
                                                                    ========  ========  ========  ========  ========
Shares used in computing diluted net earnings (losses) per share(1)   22,648    23,406    23,907    23,715    23,715
                                                                    ========  ========  ========  ========  ========
Balance sheet data:
Total assets....................................................... $234,068  $251,214  $233,264  $193,644  $100,947
                                                                    ========  ========  ========  ========  ========
Long-term debt(2).................................................. $ 16,974  $ 32,213  $  1,155  $  1,473  $  4,154
                                                                    ========  ========  ========  ========  ========
Total investments and advances from SNC(3).........................      n/a       n/a       n/a  $119,727  $ 10,371
                                                                    ========  ========  ========  ========  ========
Total equity....................................................... $ 91,021  $149,126  $145,753       n/a       n/a
                                                                    ========  ========  ========  ========  ========

--------
(1) For all dates prior to the Distribution, the number of shares used to calculate net earnings (losses) per share is equal to the shares of Ventiv common stock that were issued upon the Distribution, which was based on the number of outstanding shares of SNC common stock on September 27, 1999. From the date of the Distribution through December 31, 2001, the number of shares used to calculate net earnings (losses) per share was the actual number of shares of Ventiv common stock outstanding.
(2) Long-term debt includes the non-current portion of the capital lease obligations but excludes the current portion of the line of credit and capital lease obligations. At December 31, 2001, the Company had $35.0 million drawn on the unsecured line of credit. This entire amount was classified as current, as the Company was in default of certain covenants within the unsecured debt facility agreement.
(3) Investments and advances from SNC represents the net cash transferred to Ventiv from SNC and the net assets and liabilities of businesses acquired by SNC and contributed to Ventiv in connection with the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of a wide range of outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; congresses and symposia targeted to physicians; telemarketing and other marketing support; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including many of the world's leading pharmaceutical and life sciences companies.

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

   This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods prior to the Distribution, during which the operations of Ventiv were part of SNC. The following information should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2001, 2000 and 1999.

Private Securities Litigation Reform Act of 1995--A Caution Concerning Forward-Looking Statements

   Statements included in this discussion in this Annual Report on Form 10-K relating, but not limited, to future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions are forward-looking statements that involve certain known and unknown risks and uncertainties. Factors that may cause results, performance, achievements or investments expressed or implied by such forward-looking statements to differ from actual results include, among other things, the availability of financing, technological, regulatory or other developments in Ventiv's business, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which Ventiv operates, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors more fully described under the caption "Business Considerations" in Management's Discussion and Analysis of Financial Condition and Results of Operations and under the captions "Employees" and "Government Regulation" in the Business section of this Annual Report on Form 10-K (see Part I--Item 1.--Business), which sections are incorporated herein by reference.

Overview

   The Company provides integrated marketing services for its clients, primarily pharmaceutical and life sciences companies. The Company conducts its business throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Hungary and Austria. The Company is organized into operating segments based on products and services. Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct medical education and communications programs, consisting primarily of sponsored events and clinical symposia for the benefit of the medical community, as well as other marketing support services.

   The U.S. Contract Sales segment is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products in the United States. This service is otherwise known as "product detailing". The U.S. Contract Sales segment maintains and operates the requisite systems, facilities and support services to recruit, train, deploy and manage a customized, full-service and highly targeted sales force.

   The European Contract Sales segment, similar to the U.S. Contract Sales segment is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products in Europe. The European Contract Sales segment maintains and operates the requisite systems, facilities and support services to recruit, train, deploy and manage syndicated and dedicated sales forces, as well as other specialized marketing teams, in each of its geographic markets.

   The Planning and Analytics segment, comprised of the Company's Health Products Research ("HPR") subsidiary, is capable of designing product launch programs and monitoring each program's progress to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence. HPR also conducts primary and secondary research, syndicated studies, market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

   The Communications segment independently develops and organizes large symposia and congresses that are then sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. These meetings typically involve presentations regarding drugs, conditions and/or treatment protocols by a faculty of experts. With its staff of trained telemarketers, our Communications business has the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales lead, phone surveys, consumer surveys, customer service, compliance building and patient care management on behalf of its clients. In addition Communications is registered with the Food and Drug Administration ("FDA") as a secondary repackager, and offers a full complement of warehousing, assembly and packaging, and mailing and distribution services.

   During 2000, Ventiv established Ventiv Integrated Solutions ("VIS"), a separate business unit that focuses on developing comprehensive commercialization services with new and existing clients. VIS integrates the services of Ventiv's and other market-leading businesses offering alternative solutions for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing partners to retain control of their assets.

Business Considerations

 Dependence on Expenditures by Companies in the Life Sciences Industries

   Our revenues are highly dependent on promotional, marketing and sales expenditures by companies in the life sciences industries, including the pharmaceutical, medical device, diagnostics and biotechnology industries. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation, by merger or otherwise, may result in a reduction in overall sales and marketing expenditures and, potentially, the use of contract sales and marketing services providers.

 Dependence on Demand for Outsourced Services in the Life Sciences Industries

   Our business and growth depend in large part on the demand from the pharmaceutical and life sciences industries for the outsourced marketing and sales services. Companies may elect to perform such services internally based on industry and company specific factors such as the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers. The decision by the pharmaceutical or life sciences companies not to use, or to reduce the use of, outsourced marketing and sales services such as those that we provide would have a material adverse effect on our business.

 Risks Associated with Our Contract Structures

   Particularly in the U.S., Ventiv has seen an increase in demand from clients for incentive-based and revenue sharing arrangements. Under incentive-based arrangements, Ventiv is typically paid a fixed fee and, in addition, has an opportunity to increase its earnings based on the market performance of the products being detailed in relation to targeted sales volumes, sales force performance metrics or a combination thereof. Under revenue sharing arrangements, Ventiv's compensation is based on the market performance of the products being detailed, usually expressed as a percentage of product sales. These types of arrangements transfer some market risk from clients to the Company. In addition, these arrangements can result in variability in revenue and earnings due to seasonality of product usage, changes in market share, new product introductions, overall promotional efforts and other market related factors.

   We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 60 to 120 days notice. In addition, many of these contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Also, although the Company has been successful in negotiating longer-term commitments, the Company cannot be assured that clients will renew relationships beyond the expiration date of existing contracts. As a result, we cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect to cancel, convert or not renew their contracts, it could have a material adverse effect on our results of operations.

 Risk Associated with Our International Operations

   Ventiv has a number of operations in the U.K. and continental Europe. The following are the material risks inherent in conducting our international operations:

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

   We cannot assure you that one or more of these factors will not have a material adverse effect on our international operations and consequently on our business, financial condition and results of operations. Approximately 24% of our worldwide revenues in 2001 were generated from operations outside of the United States, 28% of which were denominated in British Pounds, 38% in German Marks and 34% in French Francs. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to the British Pound, and effective January 1, 2002, the Euro (in lieu of the French Franc and German Mark), could have a material adverse effect on our results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge this risk. See Item 7A--Quantitative and Qualitative Disclosures About Market Risk.

 Management of Our Business Infrastructure and Resources

   Our ability to grow depends to a significant degree on our ability to successfully leverage our existing infrastructure to perform services for our clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our growth will also depend on a number of other factors, including our ability to maintain the high quality of the services we provide to our customers and to increase our penetration with existing customers; to recruit, motivate and retain qualified personnel; and to economically train existing sales representatives and recruit new sales representatives. We will also be required to implement operational and financial systems and additional management resources to operate efficiently and effectively regardless of market conditions. We cannot assure you that we will be able to manage or expand our operations effectively to address current demand and market conditions. If we are unable to manage our infrastructure and resources effectively, this could materially adversely affect our business, financial condition and results of operations.

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

 Government Regulation of Handling and Distribution of Pharmaceutical Samples

   In connection with the handling and distribution of samples of pharmaceutical products, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States and certain regulations in the U.K., France, Germany and the European Union. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In certain jurisdictions, including the U.K. and France, pharmaceutical sales representatives are subject to examination and licensing requirements under local law and industry guidelines. Our physician education services are subject to a variety of foreign, federal and state regulations relating to both the education of medical professionals and the marketing and sales of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Ventiv follows similar guidelines in effect in other countries where it provides services. Any changes in these regulations and guidelines or their application could have a material adverse effect on our business. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

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

Recent Business Developments

   On August 10, 2001, VIS announced a six-year agreement with Cellegy Pharmaceuticals, Inc. (Cellegy) to commercialize Cellegy's lead product, Cellegesic(R) (nitroglycerin ointment), in the United States. Under the terms of the agreement, VIS will deliver integrated marketing and sales solutions, including marketing strategy development and product management support, pre-launch medical education, analytical support, and non-personal promotion. In addition, VIS will recruit and train, and the companies will jointly manage, a dedicated sales force of approximately 75 sales representatives to launch and support Cellegesic(R). Initial targeted physician specialists will include colorectal and general surgeons, gastroenterologists, obstetricians/gynecologists and selected other specialists. VIS will provide Cellegy with up to $10 million for the commercialization of Cellegesic(R) under a funding arrangement covering the initial commercialization phase of the project. VIS will receive fees equal to costs of services provided during the funding stage, contractually defined shares of product revenues during the post-funding stages of the services agreement, and a multi-year royalty stream after the promotion period. This agreement did not have a material impact on financial position or results of operations during the year ended December 31, 2001.

   In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of its Stamford, Connecticut-based medical education and communications unit. As a result of this decision, the results of operations of this operating unit are being accounted for as a discontinued operation. The Company has entered into a non-binding term sheet with a prospective purchaser, and expects to complete this transaction early in the second quarter of fiscal 2002.

   In February 2002, Ventiv was notified by Reliant Pharmaceuticals, LLC ("Reliant") of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 20.4% of the Company's total revenues for the year ended December 31, 2001.

Results of Operations

   Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. For consulting and communications services, Ventiv's revenues are generally based on a fixed project amount or a fee-for-service basis.

   Costs of services consist of all costs specifically associated with client programs such as salary, commissions and benefits paid to personnel, including senior management associated with specific service offerings, payments to third-party vendors and systems and other support facilities and functions specifically associated with client service delivery.

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

   Restructuring charges include costs to rationalize management and employee positions, all costs associated with the early termination of leases for office space and abandonment of related improvements to that space, as well as anticipated losses on the disposition of assets not related to Ventiv's core business. In 1999, recapitalization costs consisted of restricted stock granted to certain key employees of the Company, which vested immediately following the Distribution. Acquisition and related costs consist primarily of investment banking fees, other professional service fees, certain tax payments and other contractual payments resulting from the consummation of the pooling of interests transactions, as well as the costs of consolidating certain of our acquired operations.

   The following sets forth, for the periods indicated, certain components of Ventiv's statement of operations, including such data stated as a percentage of revenues.

                                                            For the years ending December 31,
                                                  ---------------------------------------------------
                                                        2001              2000              1999
                                                  ---------------   ---------------   ---------------
                                                                     (in thousands)
Revenues......................................... $398,553  100.0 % $374,980  100.0 % $306,944  100.0 %
Costs of services................................  349,438   87.7 %  293,268   78.2 %  256,297   83.5 %
Selling, general & administrative expenses.......   45,510   11.4 %   41,808   11.1 %   40,451   13.2 %
Impairment of intangible assets..................   51,702   13.0 %       --    0.0 %       --    0.0 %
Recapitalization costs...........................       --    0.0 %       --    0.0 %    1,900    0.6 %
Acquisition and related costs....................       --    0.0 %       --    0.0 %    5,741    1.9 %
Restructuring charges............................    2,025    0.5 %    2,847    0.8 %      343    0.1 %
                                                  --------  -----   --------  -----   --------  -----
Operating earnings (losses)......................  (50,122) (12.6)%   37,057    9.9 %    2,212    0.7 %
Interest expense.................................   (4,537)  (1.1)%   (3,180)  (0.8)%     (360)  (0.1)%
Investment income................................      659    0.2 %    1,221    0.3 %    1,009    0.3 %
Losses on investments in equity of non-affiliates   (2,600)  (0.7)%       --    0.0 %       --    0.0 %
Gain on disposition of product marketing rights..      350    0.1 %       --    0.0 %       --    0.0 %
                                                  --------  -----   --------  -----   --------  -----
Earnings (losses) from continuing operations
 before income taxes.............................  (56,250) (14.1)%   35,098    9.4 %    2,861    0.9 %
Provision for (benefit from) income taxes........   (4,378)  (1.1)%   16,291    4.3 %    3,649    1.2 %
                                                  --------  -----   --------  -----   --------  -----
Net earnings (losses) from continuing operations.  (51,872) (13.0)%   18,807    5.0 %     (788)  (0.3)%
                                                  --------  -----   --------  -----   --------  -----
Losses from discontinued operations
Results of operations............................   (4,676)  (1.2)%   (1,993)  (0.5)%   (6,004)  (2.0)%
Estimated loss on disposal of discontinued
 operations......................................   (1,954)  (0.5)%       --    0.0 %       --    0.0 %
                                                  --------  -----   --------  -----   --------  -----
Net losses from discontinued operations..........   (6,630)  (1.7)%   (1,993)  (0.5)%   (6,004)  (2.0)%
                                                  --------  -----   --------  -----   --------  -----
Net earnings (losses)............................ $(58,502) (14.7)% $ 16,814    4.5 % $ (6,792)  (2.2)%
                                                  ========  =====   ========  =====   ========  =====

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenues: Revenues increased by approximately $23.6 million, or 6.3%, to $398.6 million in 2001, from $375.0 million in 2000.

   Revenues in our U.S. Contract Sales business ("U.S. Sales") were $264.0 million, an increase of 8.8%, or $21.3 million, over 2000, and accounted for 66.2% of total Ventiv revenues in 2001. The increase in revenue in 2001 was attributable to new and expanded contracts with Bayer Corporation ("Bayer") and Reliant, among others. Revenue was adversely impacted by the conclusion of a contract with Eli Lilly at the end of 2000, for which there was no comparable revenue in 2001, and the planned conversion of the Novo Nordisk sales force during the second quarter of 2001. U.S. Sales' revenues and operating income included incentive fees of approximately $2.1 million and $13.2 million for the years ended December 31, 2001 and 2000, respectively.

   Revenue was also adversely impacted by the effect of the resizing of the Bristol-Myers Squibb, Inc. ("BMS") sales force and lower than expected revenues from the current revenue sharing arrangement. During the first quarter of 2001, BMS reduced the size of the sales force from 725 sales representatives to 450, and retargeted the detailing efforts to primary care physicians. In addition, U.S. Sales ceased detailing BuSpar(R) at the end of the first quarter of 2001, following a court decision affecting BMS's patent for this product. In late June 2001, BMS notified U.S. Sales of its intent to cease sales force promotion services under this contract effective December 31, 2001.

   Our European Contract Sales business generated revenues of $94.9 million in 2001, an increase of 2.7% from 2000. Revenues generated by the European businesses represented 23.8% of total revenues for the year ended December 31, 2001. Revenue in Europe increased as a result of better utilization of the syndicates sales force capacity in the U.K. that was not sold in 2000 and the positive effect of new client engagements, in Germany, particularly with Bayer and Aventis. These increases were partly offset by the loss of a dedicated sales force engagement with American Home Products and the settlement of a customer pricing dispute in France and, to a lesser extent, the overall effect of foreign exchange fluctuations.

   Communications' revenues represented 3.6% the Company's total revenues. Revenues from this business were approximately $14.5 million for the year ended December 31, 2001, a decrease of $1.5 million or 9.4% from the $16.0 million of revenue recorded in 2000. The primary reason for the decrease was primarily the result of declining demand for telemarketing and other direct marketing services. These decreases were partially offset by an increase in the revenues from client-sponsored conferences and symposia, particularly in the second quarter of 2001.

   Our Planning and Analytics business, HPR, generated 6.3% of total revenues in 2001. Revenues increased $1.4 million or 15.9%, to $25.2 million from $23.8 million for the year ended December 31, 2001 and 2000, respectively. The increase in revenues was a result of business from several new and expanded client relationships including Bayer and Ortho-McNeil.

   Costs of Services: Costs of services increased by approximately $56.1 million, or 19.2%, to $349.4 million for the year ended December 31, 2001 from $293.3 million in the year ended December 31, 2000.

   Costs of services at the U.S. Sales business increased by $52.8 million or 28.1% to $240.9 million for the year-ended December 31, 2001 from $188.1 million in 2000. Costs of services in 2001 were 91.3% of revenue compared to 77.5% of revenue in 2000. The increase in costs of services as a percent of revenues was primarily due to a decrease in incentive fees, for which there are no corresponding costs of services, and the completion or wind-down of certain profitable contracts in the U.S. Sales business. The BMS contract yielded lower overall margins than were realized in 2000 as a result of lower than expected revenue share results in 2001 and the effect of the incremental revenue and operating income recognized in 2000 related to contract start-up activities and related costs on this engagement incurred in the third and fourth quarters of 1999. The Bayer contract that commenced in May 2001 produced minimal gross profit on a substantial revenue base to date. The Bayer agreement is a risk-based contract under which the Company receives certain base fees that cover a substantial portion, but not all of the Company's expected costs of services under this engagement. The Company is also eligible to receive variable fees that are tied to the performance of the products being promoted. The variable fees are intended to provide the Company with the opportunity to recover the remaining costs and earn sufficient margins on this engagement. During 2001, the Company earned $5.5 million of these variable fees. Based on the Company's current assessment of future product performance in relation to the current contract criteria, and its estimates of future costs of services under the agreement, the Company accrued a pre-tax charge of approximately $6.1 million for estimated future losses under this contract. The Company is currently engaged in discussions with Bayer management, which may result in revisions to certain terms of the existing agreement, including the fee structure.

   Costs of services for Ventiv's European Sales business increased to $82.1 million or 2.1% from $80.4 million in 2000. The costs of services increased as a result of the increased revenue levels. The costs of services held constant as a percent of revenue at approximately 87%. The effect of increased margins in the U.K. from the improved utilization of its current syndicated sales capacity and cost reductions from the elimination of excess syndicated sales force capacity in 2000 was largely offset by the settlement of a price dispute in France.

   Communications' costs of services were $11.7 million in 2001 compared to $12.7 million in 2000. The decrease in the cost of services in 2001 versus 2000 was directly related to the decrease in revenue.

   HPR incurred costs of services of $14.5 million in 2001, representing an increase or $2.3 million or 18.9% from $12.2 million in 2000. Costs of services were 57.5% of revenue in 2001 compared to 51.2% in 2000. The increase in costs of services as a percent of revenue was primarily due to the completion of certain profitable client engagements in 2000 and a shift in the business mix to lower margin projects in 2001.

   Selling, General and Administrative Expenses:   Selling, general and
administrative ("SG&A") expenses increased by approximately $3.7 million, or 8.9%, to $45.5 million from $41.8 million in the years ended December 31, 2001 and 2000, respectively.

   The SG&A expenses at the U.S. Sales business decreased by approximately $0.1 million in 2001 compared to 2000. SG&A expenses represented 4.8% of revenue in 2001 compared to 5.2% in 2000. The decrease as a percentage of revenue is a result of a minimal increase in overall infrastructure costs compared to the increase in the revenues, as infrastructure enhancements effected in prior periods were sufficient to support current business levels.

   In Ventiv's European Sales business, SG&A expenses decreased by approximately $2.3 million to $11.9 million in 2001 from $14.3 million in 2000. As a percent of revenue SG&A expenses were 12.6% of revenue in 2001 compared to 15.4% of revenue in 2000. The decrease in the SG&A expenses was primarily due to the effect of the restructuring actions taken in 2000 partially offset by some growth in infrastructure, particularly in Germany, to support a higher revenue base.

   The SG&A expenses for the Communications business was approximately $3.1 million in 2001 compared to $2.5 million in 2000. This increase was primarily due to one-time severance related costs related to changes in senior management.

   HPR had SG&A expenses of $6.6 million in 2001 compared to $4.1 million in 2000. This increase of $2.5 million was associated with investments in new product development and depreciation related to improvements in the information technology infrastructure of the business. In addition, there was an increase in staffing levels to support the growth of revenues at HPR and other divisions, primarily VIS.

   SG&A expenses at the corporate level increased to $11.2 million in 2001 from $8.2 million in 2000. The increase in costs related to legal, professional and other costs associated with new business development and other business initiatives in 2001, including approximately $1.3 million related to VIS. It is expected that as VIS grows and becomes a more significant part of Ventiv's business, it will be treated as a separate reportable segment.

   Impairment of Intangible Assets:   During the third quarter of 2001, the
Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on recent changes in market conditions, competitive factors and the discontinuation of one of the Company's operating units, projected undiscounted cash flows for three of the Company's subsidiaries (PromoTech Research Associates, Inc. ("PromoTech"), part of the Communications business; and Ventiv Health U.K. and Ventiv Health France, part of Ventiv's European Contract Sales business) were insufficient to support the carrying amounts of related goodwill and certain intangible assets. The Company obtained estimates of the current fair values of these operations through independent third party appraisals. Based on these appraisals in relation to current net book values of these operations, the Company recorded goodwill and other intangible asset impairment charges totaling $51.7 million.

   Restructuring Charges: During the year-ended December 31, 2001 the Company completed an evaluation of the operations of certain U.S.-based business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions of $1.3 million for severance costs (total of 23 people) and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices. The Company had paid approximately $1.0 million of this amount by December 31, 2001.

   During 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the U.K. and Austria (total of 10 employees); ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operation, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. In addition, Ventiv Health U.K. incurred charges related to the closure of a sales team. Ventiv Health U.K. does not intend to create sales teams of a similar nature in the foreseeable future. The closure of this team resulted in the termination of 6 employees. The total charge related to the European operations was approximately $2.8 million.

   Interest Expense:   Ventiv recorded $4.5 million of interest expense in the
year ended December 31, 2001, an increase of $1.4 million from the year-ended December 31, 2000. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program. Interest expense was also higher due to the increased number of vehicles leased by the U.S. Sales business under its master fleet agreement. These leases are capital in nature.

   Investment Income:   Ventiv recorded approximately $0.7 million and $1.2
million of investment income in the years ended December 31, 2001 and 2000, respectively. The decrease in the investment income is a direct result of the cash balances on-hand throughout the year and the prevailing interest rates applied to the concentrated cash balances.

   Losses on investments in equity of non-affiliates:   During the first
quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), advised us of its intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment in Helios.

   In the fourth quarter of 2001, the Company provided a full valuation allowance against its $2.1 million investment in RxCentric, Inc. ("RxCentric"). The Company made its initial investment in March 2000 in connection with the formation of a strategic alliance between the companies. Ventiv's principal involvement with RxCentric was through Ventiv's Connecticut-based communications business, which is being divested. In conjunction with this divestiture, Ventiv will no longer be pursuing related opportunities with RxCentric.

   Gain on sale of product marketing rights:   In May 2001, Ventiv Health U.K.
completed a sale of certain product marketing rights. The Company recognized a net gain of approximately $0.4 million from this transaction. Earnings generated from the use of these rights in prior periods were not material to the Company's consolidated results of operations, and this sale is not expected to materially effect future operating results.

   Income Tax Provision (Benefit):   The Company recorded a net tax benefit of
$4.4 million for the year ended December 31, 2001 on a pretax loss of $56.3 million from continuing operations. The Company recorded a tax benefit $5.2 million related to the portion of the goodwill charge associated with the Promotech business. Goodwill amortization, and the impairment charges totaling $37.4 million, relating to the French and U.K. operations were non-deductible for local tax purposes. In addition, the Company has not recognized a tax benefit associated with the devaluation of its investment in RxCentric. The benefit and provision recorded in the years ended December 31, 2001 and 2000, respectively, also reflect the net effect of allocating tax benefits previously recorded in respect of the discontinued operation.

   Discontinued operations:   In September 2001, the Company's Board of
Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut. The Company has entered into a non-binding term sheet with a prospective purchaser, and expects to complete this transaction in the second quarter of 2002. Net losses from discontinued operations of $6.6 million include the results of operations of $4.7 million, net of tax, and an estimated loss on disposal of the related net assets of these operations of $1.9 million, net of tax. Results of operations include a pre-tax charge of approximately $1.1 million for the impairment of the value of goodwill related to this operation, and $0.6 million pre-tax charge for estimated costs to be incurred in connection with the subletting of a portion of its existing leased office space. In the fourth quarter of 2000, the Company recorded a restructuring charge related to these operations of approximately $2.6 million, the majority of which related to the anticipated costs of subletting this office space. As a result of conditions in the Stamford real estate market, it has taken the Company significantly longer than anticipated to enter into a sublease agreement.

   Net Earnings (Losses) and Earnings (Losses) Per Share ("EPS"):   Ventiv's
net earnings decreased by approximately $75.3 million to net losses of $58.5 million, from net earnings of $16.8 million, for the years ended December 31, 2001 and 2000, respectively. Lower average operating margins, additional restructurings charges, impairment of intangible assets and certain charges relating to discontinued operations, as more fully explained above, accounted for the overall decline in net earnings.

   Shares used in computing basic and diluted EPS increased by less than 0.1 million shares in 2001 from 2000. The increase was the result of the exercise of employee stock options, net of the cancellation of certain restricted stock awards during the year. During 2001, common stock equivalents relating to employee stock options and restricted stock awards were not included in the calculation of diluted EPS as they were anti-dilutive to the net loss per share. The number of potentially dilutive common stock equivalents at December 31, 2001 was 0.6 million shares.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues:   Revenues increased by approximately $68.1 million, or 22.2%, to
$375.0 million in 2000, from $306.9 million in 1999.

   Revenues in our U.S. Sales business were $242.7 million, an increase of 74.0%, or $103.2 million, over 1999, and accounted for 64.7% of total Ventiv revenues in 2000. This growth primarily resulted from new contracts and expansions of existing business relationships with Novo Nordisk, Reliant, Novartis and, most significantly, BMS. The positive impact from these relationships was offset, in part, by the effect of the conclusion of engagements with Abbott Laboratories and Searle. U.S. Sales' revenues and operating income for the year ended December 31, 2000 included approximately $13.2 million of incentives and additional fixed fee payments; incentive fees recognized in the comparable prior year period were negligible. In addition, the increase in revenues reflects the effect of the incremental revenue and operating income recognized in 2000 related to BMS contract start-up activities and related costs incurred in the third and fourth quarters of 1999.

   Ventiv's European Contract Sales business generated revenues of $92.4 million in 2000, a decrease of 29.1% from 1999. Revenues generated by the European businesses represented 24.6% of total revenues for the year ended December 31, 2000. The decline in revenue was a result of a combination of factors including client losses following the integration of certain acquired businesses in France and the U.K., the closure of syndicated sales forces (primarily in the U.K.) and, to a lesser extent, the impact of foreign exchange rates. These decreases were offset in part by the effect of year-to-year growth in revenues generated by this group's operating unit in Germany.

   Communications' revenues represented 4.3% the Company's total revenues. Revenues from this business were approximately $16.0 million for the year ended December 31, 2000, a decrease of $0.3 million or 1.8% from the $16.3 million of revenue recorded in 1999. The decrease was partially attributable to the elimination of certain less profitable sponsored events in 2000.

   HPR generated 6.4% of total revenues in 2000. Revenues increased $2.9 million or 13.9%, to $23.8 million from $20.9 million for the year ended December 31, 2000 and 1999, respectively. The increase in revenues was primarily a result of an expansion of the group's client base, partially offset by the effects of consolidation in the pharmaceutical industry. This industry consolidation created additional demand for certain services in fiscal 1999 that did not recur in 2000.

   Costs of Services:   Costs of services increased by approximately $37.0
million, or 14.4%, to $293.3 million for the year ended December 31, 2000 from $256.3 million in the year ended December 31, 1999. Cost of services decreased as a percentage of revenue to 78.2% in 2000 from 83.5% in 1999.

   Cost of services at the U.S. Sales business increased by approximately $62.9 million in 2000 compared to 1999. As a percent of revenues, costs of services decreased to 77.5% of revenue in 2000 from 89.7% in 1999. The cost of services decreased as a percent of revenue due to the increased amount of incentive fees received in 2000, for which there is no corresponding cost of services. The costs as a percent of revenue were further reduced by the inclusion of revenue under the BMS contract relating to costs incurred in 1999 for start-up activities. Adjusting for each of these factors, the overall increase in costs of services was consistent with the increase in revenues for the period.

   Costs of services at Ventiv's European Sales businesses were $80.4 million in 2000 compared to $107.3 million in 1999, a decrease of $26.9 million or 25.1%. This decrease was due primarily to the decrease in revenue in the U.K. and France, partially offset by a one-time charge to operations for the elimination of a syndicated team in the U.K. during the first quarter of 2000. In addition, costs of services increased slightly in Germany, consistent with the revenue growth for that operating unit.

   Costs of services of the Communications business decreased by $0.5 million or 3.7% to $12.7 million in 2000 from $13.1 million in 1999. Costs of services as a percent of revenue were 79.0% in 2000 and 80.5% in 1999. The decrease in the overall costs of services was consistent with the overall decrease in revenue in the year and reflects improved margins resulting from the elimination of certain less profitable sponsored events in 2000.

   HPR's costs of services were $12.2 million in 2000 compared to $10.7 million in 1999 representing an increase of $1.5 million or 14.0%. This increase is directly related to the increase in revenues, as costs of services were 51.1% of revenue in both periods.

   Selling, General and Administrative Expenses: SG&A expenses increased by approximately $1.3 million, or 3.2%, to $41.8 million from $40.5 million in the years ended December 31, 2000 and 1999, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.1% from 13.2%.

   The U.S. Sales business had an increase in their SG&A expenses of approximately $1.8 million to $12.7 million in 2000. This increase was primarily due to increased infrastructure to support the higher revenue base. Despite the increase in spending, selling, general and administrative expenses decreased to 5.2% of revenue in 2000 from 7.8% in 1999, reflecting an improvement in overall operating leverage during the period. The higher rate in 1999 in relation to revenues for that year reflects an increase in spending in the second half of 1999, in preparation for supporting the BMS contract and other anticipated new business.

   Selling, general and administrative costs at Ventiv's European Sales business decreased by approximately $3.2 million or 18.3% to $14.3 million in 2000 from $17.5 million in 1999. The decrease in these costs was primarily a result of savings generated by restructuring and integration actions taken during 1999 to reduce the overall levels of infrastructure used to support the businesses in the U.K. and France.

   Communications' selling, general and administrative expenses increased slightly to $2.5 million in 2000 from $2.4 million in 1999.

   Selling, general and administrative expenses at HPR decreased by approximately $0.5 million or 11.4% in 2000 compared to 1999. The selling, general and administrative expenses decreased as a percent of revenue to 17.2% in 2000 from 22.2% in 1999. The decrease was primarily due to lower overall incentive-based compensation expenses in 2000.

   Subsequent to the Distribution of the Company's common stock in the third quarter of 1999, selling, general and administrative expenses increased primarily due to increased overhead costs, related to the formation of Ventiv's independent corporate management and administrative infrastructure. In addition, the Company made investments related to VIS and other new business initiatives.

   Recapitalization Costs: During 1999, Ventiv recorded $1.9 million of recapitalization costs in connection with the spin-off from SNC. This cost consisted of non-cash charges related to restricted stock, issued to certain key employees of Ventiv, which partially vested immediately following the distribution of Ventiv's common stock. There was no similar charge in 2000.

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

   Restructuring Charges: During 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following this evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the U.K. and Austria (total of 10 employees); ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. In addition, Ventiv Health U.K. incurred charges related to the closure of a sales team, resulting in the termination of 6 employees. Ventiv Health U.K. does not intend to create sales teams of a similar nature in the foreseeable future. The total charge related to the European operations was approximately $2.8 million.

   Charges recorded in 1999 included $1.1 million of costs related to the consolidation and integration of certain of Ventiv's acquired operations in the U.S., the U.K. and France under the Company's plan initiated in 1998. The charge consisted of $0.8 million in severance and related payments associated with the termination of 23 employees, and $0.3 million in consulting services and other costs related to these integration activities. The total costs of $1.1 million were partially offset by a reduction of $0.8 million for previously recorded charges due to changes in estimates.

   Interest Expense: Ventiv recorded $3.2 million of interest expense in the year ended December 31, 2000, a notable increase over the $0.4 million recorded in 1999. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit, in support of operations, investing activities and in connection with the Company's share repurchase program. Interest expense was also higher due to the inception of the U.S. Sales master fleet agreement. This lease arrangement is capital in nature.

   Investment Income: Ventiv recorded approximately $1.2 million and $1.0 million of investment income in the years ended December 31, 2000 and 1999, respectively. The increase in investment income reflected the benefits from management's efforts to centralize treasury functions for its U.S. operations, allowing for more timely and effective concentration and investment of cash balances. Variations in future investment income will result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

   Income Tax Provision (Benefit): During 2000, the Company recorded a net tax provision of $16.3 million on pre-tax income of $35.1 million, compared to a tax provision of $3.6 million on pre-tax income of $2.9 million in 1999. Goodwill amortization of $2.8 million and $2.5 million for the years ending December 31, 2000 and 1999, respectively, relating to operations in France, the U.K. and the Netherlands was not deductible for local tax purposes. In addition, in 1999, the Company incurred recapitalization charges of $2.1 million that were not deductible for tax purposes. The net tax provisions in both 2000 and 1999 also reflect the net effect of allocating tax benefits previously recorded with respect to the discontinued communications business in Connecticut.

   Discontinued operations: Net losses from discontinued operations of $2.0 million from the results of operations, net of tax, in 2000 compared to $6.0 million, net of tax in 1999. Results of operations in 2000 include a pre-tax charge of approximately $2.6 million which provided for: i) rationalization of management and staff positions (total of 24 employees); ii) early termination of leases to reduce overall facilities costs and; iii) the disposition of assets related to the early termination of leases. During 1999, the Company recorded a restructuring charge of approximately $1.9 million relating to the rationalization of management and staff positions (total of 24 employees) and the early termination of leases to reduce overall facilities costs.

   Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by $23.6 million to $16.8 million for the year ended December 31, 2000, from a loss of $6.8 million for the year ended December 31, 1999, as more fully described above.

   Shares used in computing basic and diluted EPS decreased by approximately
1.1 million and 0.3 million shares, respectively, due to the impact of the Company's share repurchase program. The impact of share repurchases on shares used in computing diluted EPS was offset in part by the inclusion of common stock equivalents relating to employee stock options and restricted stock awards. These items were not included in pro forma diluted EPS for the year ended December 31, 1999, as they were anti-dilutive to the net loss per share and were not issued until the date of the Distribution (see Part II.--Item [8].--Notes to Consolidated Financial Statements--Note 2 "Significant Accounting Policies" and Note [11] "Common Stock and Stock Incentive Plans").

Liquidity and Capital Resources

   At December 31, 2001, Ventiv had approximately $45.1 million of cash and cash equivalents, an increase of $16.7 million from December 31, 2000. For the year ended December 31, 2001 compared to December 31, 2000, cash provided by operations increased by $1.3 million and cash used in investing activities decreased by $1.9 million. In addition, cash provided by financing activities increased by $11.9 million.

   Cash provided by operations was $7.5 million in 2001 compared to $6.2 million in 2000. After consideration of non-cash charges to earnings in 2001, including the intangible asset impairment charge and the losses from equity investments in non-affiliates, operations generated positive cash flow for the twelve-month period ended December 31, 2001. Client advances and unearned revenue increased by $8.7 million, primarily due to the timing of certain payments to U.S. Sales under the Bayer arrangement. Accrued payroll, accounts payable and accrued expenses increased by $4.8 million, relating to the increase in the number of sales representatives deployed over the course of the year. Unbilled services increased by $28.6 million during the period, due to the timing of certain billings and payments for services rendered under the Bayer and BMS contracts. The Company collected all unbilled amounts recognized as of December 31, 2001 from these clients in the first quarter of 2002. In the fiscal year ended December 31, 2000, cash flow from operations was positive despite a $14.9 million decrease in client advances and unearned revenue from the liquidation of the remaining balance of a $30.0 million advance fixed fee payment received from BMS in 1999, and an increase in accounts receivable and unbilled services of approximately $12.1 million, as a result of business growth, particularly in the U.S. Contract Sales business.

   Cash used in investing activities was $3.7 million in 2001 compared to $5.6 million in 2000. During 2000, the Company invested $2.5 million in the equity of non-affiliate companies and spent approximately $0.9 million more on capital expenditures than in 2001. In addition, in 2000, the Company disposed of marketable securities, generating proceeds of approximately $1.9 million. The Company received manufacturers rebates of $1.7 million and $1.3 million in 2001 and 2000, respectively, in connection with acquisitions of vehicles under the U.S. Sales master fleet agreement.

   Cash provided by financing activities was $10.4 million in 2001 versus $1.5 million used in such activities in 2000. The primary reason for the increase in cash from financing activities is the proceeds from borrowings under the Company's credit facility (see below) which was partially offset by higher repayments of the Company's lease obligations related to the auto fleet of the U.S. Sales group. In addition, during 2000, the Company repurchased approximately $17.6 million or 1.7 million shares of the Company's common stock. The Company did not repurchase any of its common stock in 2001.

   On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, expiring on December 1, 2003. At December 31, 2001, the Company had $35.0 million outstanding under this line of credit with a weighted average interest rate of 4.39%. Based on the Company's financial results for the twelve-month period ending September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. Accordingly, all amounts due under this facility were classified as current as of December 31, 2001. In the first quarter of 2002, the Company repaid all amounts outstanding under this facility. On March 29, 2002, the Company entered into a new asset-based lending agreement. This new revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, under certain circumstances, maintenance minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT").

   After consideration of certain significant customer payments received in the first quarter of 2002, net of the repayment of obligations due under the original credit facility, we currently have adequate cash and equivalents available. Accordingly, we believe that our cash and equivalents, cash to be provided by operations and available credit under our new credit facility will be sufficient to fund our current operating requirements, including projected funding obligations under the Cellegy agreement (see "Recent Business Developments"), and planned capital expenditures over the next 12 months and for the foreseeable future.

   We plan to focus on internal growth in the near term as the primary means of our expansion, although we may consider acquisition and investment opportunities as they arise, to the extent permissible. Cash provided by operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. In addition, the Company may consider divesting certain business units in order to generate cash to support future growth initiatives. We cannot assure you that we will be successful in raising the cash required to complete all acquisition, investment or business opportunities which we may wish to pursue in the future.

   The Company is subject to the impact of foreign currency fluctuations, specifically that of the British Pound, and, subsequent to January 1, 2002, the Euro (in lieu of the French Franc and the German Mark). To date, changes in the exchange rates of the British Pound, German Mark and French Franc have not had a material adverse impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. The introduction of the Euro has not had a material impact on our operations or cash flows. We will continue to evaluate the impact of the introduction of the Euro as we continue to expand our services in Europe.

Effect of Inflation

   Because of the relatively low level of inflation experienced in the United States and Europe, inflation did not have a material impact on our consolidated results of operations for 2001, 2000 or 1999.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

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

   The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result in a reduction of amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and modifies the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 retains the requirements of SFAS 121 for evaluation and recognition of impairment losses on long-lived assets to be held and used, but eliminates the requirement to allocate goodwill to the assets being tested for impairment. In addition, SFAS 144 provides additional guidance for implementing these impairment tests, including discussion on the use of probability-weighted cash flow estimation methods when alternative recovery methods may exist, and the establishment of a "primary asset" approach to determine the estimation period for groups of assets. In order to create a single accounting model, SFAS 144 also provides specific guidance on accounting for disposals of long-lived assets. Long-lived assets to be disposed of other than by sale (e.g. through abandonment, exchange for similar productive asset, or in a distribution to owners in a spin-off) are to be considered held and used until disposed of, with impairment losses recognized at the disposal date. For long-lived assets to be disposed of by sale, SFAS 144 continues to require that assets classified as held for sale be reported at the lower of carrying amount or fair value, less costs to sell, with no further depreciation and amortization recorded subsequent to the decision to dispose of those assets.

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

Long-Term Debt Exposure

   At December 31, 2001 the Company had $35.0 million outstanding under its line of credit, with a weighted average interest rate of 4.39%. The risk to the Company if LIBOR and/or the base lending rate were to increase is that the Company would incur additional interest expense if these outstanding loans are renewed at maturity. Based on current borrowing levels, if LIBOR and/or the base lending rate were to increase by 1%, the Company would incur an additional $0.4 million of interest expense on an annual basis. The Company does not believe a material risk exists if the LIBOR and/or the base lending rate were to decrease, as all of the Company's loans under the line of credit have maturities of 180 days or less.

Foreign Currency Exchange Rate Exposure

   On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. Uncertainties exist as to the effects the Euro may have on our European clients, as well as the impact of the Euro conversion on the economies of the participating countries. Any negative economic developments which occur in the combined European Union economy and the possible devaluation of the Euro could have a material negative impact on our business. Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we used a sensitivity analysis model. We assumed a hypothetical detrimental change of 10% in the exchange rates on our assets, liabilities and revenues denominated in a foreign currency. A 10% fluctuation was assumed for all exchange rates at December 31, 2001. Our material exposures to foreign exchange rate fluctuations on continuing operations are the French Franc, British Pound and German Mark. Approximately 34%, 28% and 38% of our 2001 international operations were conducted in France, the U.K. and Germany, respectively. The amounts below represent the impact of all exchange rates on our total assets, liabilities and revenues.

                                               10% Decrease in
                                               value of Local
                                Balance at      Currencies to
                             December 31, 2001   U.S. Dollar
                             ----------------- ---------------
                 Assets.....     $234,068         $230,409
                 Liabilities      143,047          141,002
                 Revenue....      398,553          389,066

Item 8.  Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Public Accountants......................................................................  26
Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................  27
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....................  28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and for the period from September 27, 1999 to December 31, 1999.................................................................  29
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................  30
Notes to Consolidated Financial Statements....................................................................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Stockholders of Ventiv Health, Inc.:

   We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. (the "Company") and subsidiaries, as defined in Note 1 to the consolidated financial statements, as of December 31, 2001 and 2000, the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 2001, and the related consolidated statements of stockholders' equity for the two year period ended December 31, 2001 and for the period from September 27, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventiv Health, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
March 29, 2002

                              VENTIV HEALTH, INC.
                                 (See Note 1)

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                  December 31,
                                                                                               ------------------
                                                                                                 2001      2000
                                                                                               --------  --------
                                            ASSETS
Current assets:
    Cash and equivalents (Note 2)............................................................. $ 45,082  $ 28,395
    Accounts receivable, net of allowances for doubtful accounts of $1,743 and $1,682 at......
    December 31, 2001 and 2000, respectively..................................................   51,228    50,631
    Unbilled services.........................................................................   43,803    15,234
    Current deferred tax asset................................................................      956        --
    Assets held for sale......................................................................    8,101    17,551
    Other current assets......................................................................    6,529     8,286
                                                                                               --------  --------
       Total current assets...................................................................  155,699   120,097
                                                                                               --------  --------
Property and equipment, net (Note 4)..........................................................   34,708    31,989
Goodwill and other intangible assets, net (Note 5)............................................   32,837    89,102
Deferred tax asset (Note 16)..................................................................   10,208     6,559
Deposits and other assets (Note 6)............................................................      616     3,467
                                                                                               --------  --------
       Total assets........................................................................... $234,068  $251,214
                                                                                               ========  ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt (Note 7)............................................. $ 35,000  $  2,020
    Current portion of capital lease obligations (Note 9).....................................    8,538     5,824
    Liabilities held for sale.................................................................    7,534     8,843
    Accrued payroll, accounts payable and accrued expenses (Note 8)...........................   52,903    38,390
    Current deferred tax liability (Note 16)..................................................       --     1,382
    Client advances and unearned revenue......................................................   21,964    13,296
                                                                                               --------  --------
     Total current liabilities................................................................  125,939    69,755
                                                                                               --------  --------
Long-term debt (Note 7).......................................................................       --    17,336
Capital lease obligations (Note 9)............................................................   16,974    14,877
Other non-current liabilities.................................................................      134       120
                                                                                               --------  --------
Total liabilities.............................................................................  143,047   102,088
Commitments and contingencies (Note 10)
Stockholders' Equity (Note 11):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
 December 31, 20001 and 2000, respectively....................................................       --        --
Common stock, $.001 par value, 50,000,000 shares authorized; 22,992,397 and 22,769,593 shares
 issued at December 31, 2001 and 2000, respectively...........................................       23        23
Additional paid-in-capital....................................................................  157,864   156,410
Deferred compensation.........................................................................   (1,275)   (2,739)
Accumulated other comprehensive losses........................................................   (4,063)   (1,542)
Accumulated deficit...........................................................................  (61,528)   (3,026)
                                                                                               --------  --------
       Total stockholders' equity.............................................................   91,021   149,126
                                                                                               --------  --------
       Total liabilities and stockholders' equity............................................. $234,068  $251,214
                                                                                               ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                 (See Note 1)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                           For the Years Ended December 31,
                                                                           -------------------------------
                                                                             2001         2000      1999
                                                                           --------     --------  --------
Revenues (Note 3)......................................................... $398,553     $374,980  $306,944
Operating expenses:
    Costs of services.....................................................  349,438      293,268   256,297
    Selling, general and administrative expenses..........................   45,510       41,808    40,451
    Impairment of intangible assets.......................................   51,702           --        --
    Recapitalization costs (Note 13)......................................       --           --     1,900
    Acquisition and related costs (Note 14)...............................       --           --     5,741
    Restructuring charges (Note 15).......................................    2,025        2,847       343
                                                                           --------     --------  --------
Operating earnings (losses)...............................................  (50,122)      37,057     2,212
    Interest expense......................................................   (4,537)      (3,180)     (360)
    Investment income.....................................................      659        1,221     1,009
    Losses on investments in equity of non-affiliates.....................   (2,600)          --        --
    Gain on sale of product marketing rights..............................      350           --        --
                                                                           --------     --------  --------
Earnings (losses) from continuing operations before income taxes..........  (56,250)      35,098     2,861
    Income tax provision (benefit) (Note 16)..............................   (4,378)      16,291     3,649
                                                                           --------     --------  --------
Net earnings (losses) from continuing operations..........................  (51,872)      18,807      (788)
                                                                           --------     --------  --------
Losses from discontinued operations:
    Results of operations, net of taxes...................................   (4,676)      (1,993)   (6,004)
    Estimated loss on disposal of discontinued operations, net of taxes...   (1,954)          --        --
                                                                           --------     --------  --------
Net losses from discontinued operations...................................   (6,630)      (1,993)   (6,004)
                                                                           --------     --------  --------
Net earnings (losses)..................................................... $(58,502)    $ 16,814  $ (6,792)
                                                                           ========     ========  ========
Earnings (losses) per share:
Continuing operations:
    Basic................................................................. $  (2.29)    $   0.83  $  (0.03)
    Diluted............................................................... $  (2.29)    $   0.80  $  (0.03)
Discontinued operations:
    Basic................................................................. $  (0.29)    $  (0.09) $  (0.25)
    Diluted............................................................... $  (0.29)    $  (0.09) $  (0.25)
Net earnings (losses):
    Basic................................................................. $  (2.58)    $   0.74  $  (0.28)
    Diluted............................................................... $  (2.58)    $   0.72  $  (0.28)

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                 (See Note 1)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                              Accumulated
                                Number         Additional                                        Other
                                  of    Common  Paid-In   Treasury  Accumulated   Deferred   Comprehensive
                                Shares  Stock   Capital    Stock      Deficit   Compensation    Losses      Total
                                ------  ------ ---------- --------  ----------- ------------ ------------- --------
Balance at September 27, 1999..     --   $--    $     --  $     --   $     --     $    --       $    --    $     --
Capital contribution........... 23,704    24     164,660        --    (11,289)         --        (1,269)    152,126
Net losses.....................     --    --          --        --     (8,551)         --            --      (8,551)
Foreign currency translation
 adjustments...................     --    --          --        --         --          --        (1,020)     (1,020)
Unrealized loss on marketable
 securities....................     --    --          --        --         --          --          (112)       (112)
Restricted stock--deferred
 compensation..................    832     1       6,599        --         --      (4,219)           --       2,381
Issuance of shares to former
 owners of PromoTech...........    695    --       5,736        --         --          --            --       5,736
Loan to officer for purchase of
 stock.........................     --    --        (500)       --         --          --            --        (500)
Purchase of treasury shares....     --    --          --    (4,307)        --          --            --      (4,307)
                                ------   ---    --------  --------   --------     -------       -------    --------
Balance December 31, 1999...... 25,231    25     176,495    (4,307)   (19,840)     (4,219)       (2,401)    145,753
Capital contribution...........     --    --         256        --         --          --            --         256
Net earnings...................     --    --          --        --     16,814          --            --      16,814
Foreign currency translation
 adjustments...................     --    --          --        --         --          --           859         859
Effect of tax rate changes on
 certain deferred tax assets...     --    --         342        --         --          --            --         342
Issuance of restricted shares..      6    --         500        --         --        (500)           --          --
Cancellation of restricted
 shares........................   (104)   --      (1,025)       --         --       1,025            --          --
Vesting of restricted shares...     --    --          --        --         --         955            --         955
Exercise of stock options......    166    --       1,316        --         --          --            --       1,316
Tax benefit from exercises of
 employee stock options and
 restricted stock..............     --    --         380        --         --          --            --         380
Purchase of outstanding
 common shares.................     --    --          --   (17,549)        --          --            --     (17,549)
Retirement of treasury shares.. (2,226)   (2)    (21,854)   21,856         --          --            --          --
Retirement of shares related to
 acquisitions..................   (303)   --          --        --         --          --            --          --
                                ------   ---    --------  --------   --------     -------       -------    --------
Balance at December 31, 2000... 22,770    23     156,410        --     (3,026)     (2,739)       (1,542)    149,126
Net losses.....................     --    --          --        --    (58,502)         --            --     (58,502)
Foreign currency translation
 adjustment....................     --    --          --        --         --          --        (2,521)     (2,521)
Issuance of restricted shares..     29    --          --        --         --          --            --          --
Cancellation of restricted
 shares........................   (103)   --        (739)       --         --         739            --          --
Vesting of restricted shares...     --    --          --        --         --         725            --         725
Exercise of stock options......    296    --       2,351        --         --          --            --       2,351
Tax benefit from exercise of
 employee stock options and
 restricted stock..............     --    --         458        --         --          --            --         458
Adjustments to certain
 deferred tax assets...........     --    --        (616)       --         --          --            --        (616)
                                ------   ---    --------  --------   --------     -------       -------    --------
Balance at December 31, 2001... 22,992   $23    $157,864  $     --   $(61,528)    $(1,275)      $(4,063)   $ 91,021
                                ======   ===    ========  ========   ========     =======       =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.
                                 (See Note 1)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                             For the Years Ended
                                                                                                December 31,
                                                                                        ----------------------------
                                                                                          2001      2000      1999
                                                                                        --------  --------  --------
Cash flows from operating activities:
    Net earnings (losses).............................................................. $(58,502) $ 16,814  $ (6,792)
    Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
       Net loss from discontinued operations...........................................    4,676     1,993     6,004
       Estimated loss on disposal of business..........................................    1,954        --        --
       Depreciation....................................................................   12,942     7,982     3,075
       Amortization....................................................................    3,602     4,729     4,361
       Impairment of intangible assets.................................................   51,702        --        --
       Non-cash expense for stock issuances............................................       --        --     5,736
       Non-cash expense for restricted stock and option vesting........................      725       954     2,181
       Non-cash accrual for estimated future losses on contracts.......................    6,100        --        --
       Deferred taxes..................................................................   (4,710)    1,896    (5,635)
       Loss on disposal of capital assets..............................................      256       946       888
       Gain on disposition of license..................................................     (356)       --        --
       Non-cash expense for losses on investments in equity of non-affiliates..........    2,600        --        --
    Changes in assets and liabilities:
       Accounts receivable, net........................................................     (596)   (8,992)   (2,586)
       Unbilled services...............................................................  (28,570)   (3,067)    1,798
       Deposits and other assets.......................................................    1,755       292       187
       Accrued payroll, accounts payable and accrued expenses..........................    4,794    (4,180)  (12,466)
       Client advances and unearned revenue............................................    8,668   (14,925)   18,205
       Other...........................................................................      415     1,762     2,870
                                                                                        --------  --------  --------
          Net cash provided by operating activities....................................    7,455     6,204    17,826
                                                                                        --------  --------  --------
Cash flows from investing activities:
    Cash on hand at acquired businesses................................................       --        --     2,916
    Purchases of subsidiaries..........................................................       --        --    (1,134)
    Purchases of property and equipment................................................   (5,650)   (6,457)   (6,683)
    Proceeds from sales of equipment...................................................       37        94        --
    Proceeds from disposal of licenses.................................................      397        --        --
    Proceeds from manufacturers rebates on leased vehicles.............................    1,730     1,342        --
    Net sales (purchases) of marketable securities.....................................       --     1,903    (2,010)
    Investments in equity of non-affiliates............................................     (100)   (2,500)       --
    Purchases of license agreements....................................................     (160)       --    (3,012)
                                                                                        --------  --------  --------
          Net cash used in investing activities........................................   (3,746)   (5,618)   (9,923)
                                                                                        --------  --------  --------
Cash flows from financing activities:
    Net borrowings (repayment) of credit facility......................................   16,000    19,000      (162)
    Repayment of mortgage obligations and other long-term debt.........................     (356)     (890)   (1,697)
    Loan to officer for purchase of stock..............................................       --        --      (500)
    Repurchases of issued and outstanding common stock.................................       --   (17,585)   (4,307)
    Repayments of capital lease obligations............................................   (7,427)   (3,394)       --
    Proceeds from exercises of stock options...........................................    2,193     1,357        --
    Investments and advances from SNC..................................................       --        --    14,847
                                                                                        --------  --------  --------
          Net cash provided by (used in) financing activities..........................   10,410    (1,512)    8,181
                                                                                        --------  --------  --------
Net cash provided by (used in) discontinued operations.................................    3,854    (9,111)   (4,182)
Effect of exchange rate changes........................................................   (1,286)    2,024    (1,023)
                                                                                        --------  --------  --------
Net increase (decrease) in cash and equivalents........................................   16,687    (8,013)   10,879
Cash and equivalents, beginning of period..............................................   28,395    36,408    25,529
                                                                                        --------  --------  --------
Cash and equivalents, end of period.................................................... $ 45,082  $ 28,395  $ 36,408
                                                                                        ========  ========  ========
Disclosure of supplemental cash flow information:
    Cash paid for interest............................................................. $  2,927  $  2,872  $    384
    Cash paid for income taxes......................................................... $    918  $ 12,152  $  7,256
Disclosure of non-cash activities:
    Businesses acquired with SNC stock.................................................       --  $     --  $ 16,336
    Vehicles acquired through capital lease arrangements............................... $ 17,129  $ 24,192  $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                              VENTIV HEALTH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization, Basis of Presentation and Business:

 Organization

   Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading global provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; conventions and symposia targeted to physicians; telemarketing and other marketing support services; product/brand management; recruitment and training services; and sales execution. Over almost three decades, Ventiv has provided a broad range of innovative strategic and tactical solutions to clients across the United States and Europe, including the majority of the world's leading pharmaceutical and life sciences companies.

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

   Changes in the investments and advances from SNC represent the net earnings (losses) of the Company, the comprehensive earnings (losses) of the Company, the net change in cash and other consideration exchanged between the Company and SNC and the effect of businesses acquired by SNC in purchase transactions, all of which were contributed to Ventiv in the Distribution.

   An analysis of the investments and advances from SNC for the period from January 1, 1999, to September 27, 1999 is as follows (in thousands):

Balance, December 31, 1998............................................................ $ 119,727
    Net losses, excluding $2.1 million recapitalization costs.........................     1,758
    Comprehensive losses..............................................................    (2,232)
    Non-cash transfers from SNC.......................................................    16,336
    Cash transfers from SNC, net......................................................    16,537
    Contribution of healthcare marketing services business segment by SNC to Ventiv...  (152,126)
                                                                                       ---------
Balance, September 27, 1999........................................................... $      --
                                                                                       =========

                              VENTIV HEALTH, INC.

   In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of its Stamford, Connecticut-based medical education and communications operating unit (see Note 17). As a result of this decision, the results of operations of this business unit are being accounted for as a discontinued operation. Historical financial statements have been restated to give effect to this treatment.

   Certain amounts in prior periods have been reclassified, where appropriate, to conform to the current financial statement presentation.

Business

   The Company provides integrated marketing services for its clients, primarily pharmaceutical and life sciences companies. The Company conducts its business throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Hungary and Austria. The Company's services are designed to establish and monitor strategic marketing plans, to provide face-to-face interaction with physicians and to conduct educational and communication services. The Company is organized into operating segments based on products and services offered: U.S. Contract Sales; European Contract Sales; Research and Analytics; Communications; and Other--see Note 19 for a description of these operating segments.

   On March 25, 1999, the Company completed the acquisition of PromoTech Research Associates, Inc. ("PromoTech"). The total consideration paid was $16.3 million. This purchase business combination resulted in additional goodwill of $17.5 million. The following table presents pro forma financial information as if the 1999 purchase of PromoTech had been consummated at the beginning of the period presented and all of the Company's operations had been taxed as a C corporation.

                                                                   For the Year Ended
                                                                    December 31, 1999
                                                                  ---------------------
                                                                       (unaudited)
                                                                  (in thousands, except
                                                                     per share data)
Pro forma revenues...............................................       $332,026
Pro forma net losses from continuing operations..................         (8,733)
Pro forma basic net losses per share from continuing operations..          (0.37)
Pro forma diluted net losses per share from continuing operations          (0.37)

2.  Summary of Significant Accounting Policies:

 Cash and Equivalents

   Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have maturities of three months or less. Included in the cash balance were $1.0 million and $1.2 million at December 31, 2001 and 2000, respectively, which were held in escrow on the behalf of clients.

 Revenue Recognition

   The Company enters into contracts to perform a variety of services ranging from product detailing to strategic consulting services to sponsored educational events.

   Revenue is recognized on product detailing contracts as services are performed and associated costs are incurred. Many of the product detailing contracts allow for additional incentive fees to be earned by the Company once agreed upon performance benchmarks are attained. The Company recognizes these additional incentive fees as revenue once it is reasonably assured that the benchmarks have been attained. Certain of the Company's detailing contracts are revenue-sharing based arrangements: that is, the Company recognizes revenue based on a determined percentage of the revenue stream of the products being supported. The Company continually analyzes the markets for the products being detailed to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product performance. In the event that current information illustrates a loss is likely to be incurred in a future period, the Company accrues that loss at the time it becomes probable and measurable.

                              VENTIV HEALTH, INC.

   Revenue and costs related to strategic consulting contracts and other short-term projects are recognized as services are performed. The Company recognizes revenue and costs associated with educational programs and other sponsored events as these events are completed.

 Receivables

   Receivables consist of amounts billed and currently due from customers and unbilled amounts which have been earned but not yet billed. With the exception of amounts relating to certain contracts with pre-determined billing intervals, all amounts that are unbilled at the end of each monthly period are billed during the immediately succeeding monthly period.

 Property and Equipment

   Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to ten years; computer equipment over two to five years and buildings over periods consistent with local income tax requirements for periods ranging from thirty-one to thirty-four years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements. The Company amortizes the cost of automobiles under capital lease on a straight-line basis over the term of the lease.

   When assets are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss is reflected in income.

 Goodwill and Other Intangible Assets

   Goodwill equal to the fair value of consideration paid in excess of the fair value of net assets acquired has been recorded in connection with several of the Company's purchase business combinations and is being amortized on a straight-line basis over periods of twenty-five to thirty years.

   The costs of licenses to market pharmaceutical products and contractual covenants are amortized on a straight-line basis over the term of the related agreements, all of which are ten to fifteen years.

   When conditions or events occur that management believes might indicate that the goodwill or any other intangible asset is impaired, an analysis of estimated future undiscounted cash flows is undertaken to determine if any write down in the carrying value of the asset is required. The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgment. If actual results are significantly worse than the projections developed, it is possible that the Company would conclude in the future that goodwill or other intangible assets have or had been impaired. During 2001, the Company concluded that intangible assets related to certain business units had been impaired (see Note 5).

 Net Earnings (Losses) Per Share

   The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"), to all periods presented in these financial statements. SFAS 128 requires disclosure of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average number of shares outstanding without consideration of common stock equivalents or other potentially dilutive securities. Diluted EPS gives effect to common stock equivalents and other potentially dilutive securities outstanding during the period. For periods prior to the Distribution, the number of shares used to calculate net earnings (losses) per share

                              VENTIV HEALTH, INC.

is equal to the number of shares of Ventiv common stock that were issued upon the Distribution. From the date of the Distribution through December 31, 1999, the number of shares used to calculate net earnings (losses) per share is based on the actual number of shares of Ventiv common stock outstanding. Basic and diluted EPS are the same from the date of the earliest period presented through the date of the Distribution, as there were no Ventiv options granted until the date of the Distribution.

   The following table represents a reconciliation of the basic and diluted EPS for each of the years ending December 31, 2001, 2000 and 1999:

                                                     Year Ended December 31,
                                                    -------------------------
                                                      2001     2000    1999
                                                    --------  ------- -------
                                                      (in thousands, except
                                                         per share data)
  Basic EPS Computation
      Net earnings (losses)........................ $(58,502) $16,814 $(6,792)
      Weighted average common shares outstanding...   22,648   22,628  23,907
                                                    --------  ------- -------
      Basic EPS.................................... $  (2.58) $  0.74 $ (0.28)
                                                    ========  ======= =======
  Diluted EPS Computation
      Net earnings (losses)........................ $(58,502) $16,814 $(6,792)
      Adjustments to net earnings (losses).........       --       --      --
                                                    --------  ------- -------
      Adjusted net earnings (losses)...............  (58,502)  16,814  (6,792)

      Weighted average common shares outstanding...   22,648   22,628  23,907
      Employee stock options.......................      n/a      524     n/a
      Restricted stock awards......................      n/a      254     n/a
                                                    --------  ------- -------
      Total diluted common shares outstanding......   22,648   23,406  23,907
                                                    --------  ------- -------
      Diluted EPS.................................. $  (2.58) $  0.72 $ (0.28)
                                                    ========  ======= =======

   For the years ended December 31, 2001 and 1999, there was no adjustment for the effect of stock options or restricted shares, as they would have had an anti-dilutive effect. The number of potentially dilutive common stock equivalents at December 31, 2001 and 1999 was 591,164 and 23,347 respectively.

 Income Taxes

   Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in net earnings in the period that includes the enactment date.

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

                              VENTIV HEALTH, INC.

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

 Fair Value of Financial Instruments

   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and equivalents, marketable securities, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate and is comprised of notes with short-term maturities, which are typically renewed at maturity (see Note 7).

   From time to time, in connection with certain business relationships, the Company makes equity investments in non-affiliate companies. The Company periodically evaluates the realizability of these investments based on expected future cash flows from these investments and the underlying business relationships. If the Company determines that such future cash flows are insufficient to recover the value of an investment, in whole or in part, an impairment charge is recorded.

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

 Accounting for Stock Options

   The Company accounts for transactions under its stock-based compensation plan using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net earnings and earnings per share, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") appears in Note 11.

 New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

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

                              VENTIV HEALTH, INC.

   The provisions of each statement, which apply to goodwill and related intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards to result reducing amortization of goodwill and related intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and modifies the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 retains the requirements of SFAS 121 for evaluation and recognition of impairment losses on long-lived assets to be held and used, but eliminates the requirement to allocate goodwill to the assets being tested for impairment. In addition, SFAS 144 provides additional guidance for implementing these impairment tests, including discussion on the use of probability-weighted cash flow estimation methods when alternative recovery methods may exist, and the establishment of a "primary asset" approach to determine the estimation period for groups of assets. In order to create a single accounting model, SFAS 144 also provides specific guidance on accounting for disposals of long-lived assets. Long-lived assets to be disposed of other than by sale (e.g. through abandonment, exchange for similar productive asset, or in a distribution to owners in a spin-off) are to be considered held and used until disposed of, with impairment losses recognized at the disposal date. For long-lived assets to be disposed of by sale, SFAS 144 continues to require that assets classified as held for sale be reported at the lower of carrying amount or fair value, less costs to sell, with no further depreciation and amortization recorded subsequent to the decision to dispose of those assets.

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

3.  Significant Clients:

   During 2001, the Company had one client--Reliant Pharmaceuticals, Inc. ("Reliant")--which represented 20.4% of total revenue for the year and two other clients representing 12.5% (Bristol-Myers Squibb, Inc. ("BMS")) and 10.6% (Bayer Corporation ("Bayer")), respectively. The Company had one client, BMS, which represented 27.8% and 13.9% of total revenue for each of the years ending December 31, 2000 and 1999, respectively.

   At December 31, 2001 and 2000, the Company had one client, Reliant that accounted for approximately 29% and 17%, respectively, of the billed accounts receivable. At December 31, 2001 the Company had three clients that comprised more than 10% of the unbilled receivable balance: Bayer (49%); BMS (24%); and Reliant (12%). Unbilled amounts at December 31, 2001 under the Bayer arrangement arose as a result of a predetermined billing schedule, as outlined in the contract. Subsequent to December 31, 2001, these amounts were billed and fully collected.

   At December 31, 2000, the Company had two clients which comprised more than 10% of the unbilled receivables balance: Reliant (33%); and Novo Nordisk (16%).

   In late June 2001, BMS notified U.S. Sales of its intent to cease sales force promotion services under this contract effective December 31, 2001.

   In addition, in February 2002, Ventiv was notified by Reliant of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The

                              VENTIV HEALTH, INC.

Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 20.4% of the Company's total revenues for the year-ended December 31, 2001.

4.  Property and Equipment:

   Property and equipment consist of the following:

                                                 As of December 31,
                                                 ------------------
                                                   2001      2000
                                                 --------  --------
                                                   (in thousands)
            Land................................ $    283  $    490
            Buildings and leasehold improvements    6,284     6,132
            Computer equipment and software.....   12,942    10,397
            Vehicles............................   32,892    23,293
            Furniture and fixtures..............    4,903     4,214
                                                 --------  --------
                                                   57,304    44,526
            Accumulated depreciation............  (22,596)  (12,537)
                                                 --------  --------
                                                 $ 34,708  $ 31,989
                                                 ========  ========

   The vehicles have been recorded under the provisions of a capital lease. The Company's U.S. and U.K. contract sales businesses have entered into lease agreements to provide fleets of automobiles for sales representatives for certain client engagements (see Note 9 for further information regarding the U.S. fleet lease).

   Depreciation expense totaled $12.9 million, $8.0 million, and $3.1 million in 2001, 2000 and 1999, respectively. In 2001 and 2000, the Company recorded $7.3 million and $4.0 million of depreciation, respectively, on vehicles under capital lease. There were no vehicles under capital lease in 1999.

5.  Goodwill and Other Intangible Assets:

   Goodwill and other intangible assets consist of the following:

                                                   As of December 31,
                                                   ------------------
                                                     2001      2000
                                                   --------  --------
                                                     (in thousands)
         Goodwill................................. $ 44,850  $ 95,208
         Accumulated amortization.................  (14,246)  (11,336)
                                                   --------  --------
                                                     30,604    83,872
                                                   --------  --------
         License agreements.......................    4,263     6,319
         Contractual covenant and marketing rights      562     1,157
                                                   --------  --------
                                                      4,825     7,476
         Accumulated amortization.................   (2,592)   (2,246)
                                                   --------  --------
                                                      2,233     5,230
                                                   --------  --------
         Net intangible assets.................... $ 32,837  $ 89,102
                                                   ========  ========

   Amortization expense related to goodwill and other intangible assets totaled $3.6 million, $4.7 million, and $4.4 million in 2001, 2000 and 1999, respectively.

   During 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on recent changes in market conditions,

                              VENTIV HEALTH, INC.

competitive factors and the discontinuation of one of the Company's operating units, projected undiscounted cash flows for three of the Company's operating units were insufficient to support the carrying amounts of related goodwill and certain intangible assets: PromoTech, part of the Ventiv's Communications business; and Ventiv Health U.K. and Ventiv Health France, part of Ventiv's European Contract Sales business. The Company has obtained estimates of the current fair values of these operations through independent third party appraisals. Based on these appraisals in relation to current net book values of these operations, the Company recorded goodwill and other intangible asset impairment charges totaling $51.7 million, of which $1.8 million related to non-goodwill intangible assets.
   The preparation of projections of future undiscounted cash flows involves the use of a combination of available facts, data, assumptions and judgment. It is, therefore, possible that actual results may differ significantly from the projections used and that additional impairment charges may be required in the future.

6.  Deposits and Other Assets:

   From time to time, in connection with certain business relationships, the Company makes equity investments in non-affiliate companies. The Company periodically evaluates the realizability of these investments based on expected future cash flows from these investments and the underlying business relationships. If the Company determines that such future cash flows are insufficient to recover the value of an investment, in whole or in part, an impairment charge is recorded.

   In the fourth quarter of 2001, the Company provided a full valuation allowance against its $2.1 million investment in RxCentric, Inc. ("RxCentric"). The Company made its initial investment in March 2000 in connection with the formation of a strategic alliance between the companies. Ventiv's principal involvement with RxCentric was through Ventiv's Connecticut-based communications business, which is being divested. In conjunction with this divestiture, Ventiv will no longer be pursuing related opportunities with RxCentric.

   During the first quarter of 2001, one of the Company's e-Health partners, HeliosHealth, Inc. ("Helios"), advised the Company of its intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment in Helios.

7.  Debt:

   Long-term borrowings consist of the following:

                                                                                                 As of December 31,
                                                                                                 -----------------
                                                                                                   2001     2000
                                                                                                 --------  -------
                                                                                                   (in thousands)
  U.S. revolving line of credit................................................................. $ 35,000  $19,000
  German bank debt, 6.0% weighted average interest rate, due April 2025, partially secured by a
   building in Germany..........................................................................       --      356
                                                                                                 --------  -------
                                                                                                   35,000   19,356
  Current maturities of long-term borrowings....................................................  (35,000)  (2,020)
                                                                                                 --------  -------
                                                                                                 $     --  $17,336
                                                                                                 ========  =======

   On December 1, 1999, the Company obtained an unsecured, revolving line of credit from a syndicated group of U.S. banks. The unsecured credit facility was to mature on December 1, 2003 and had a $50 million maximum borrowing limit. The facility provides funds for general corporate purposes, acquisitions and for the repurchase of the Company's common stock (to a maximum of $37.5 million). Through December 31, 2001 the Company had used approximately $17 million of the total amount borrowed to purchase the Company's common stock. Interest was payable on borrowings under the unsecured facility, at the Company's option at a base rate (defined as the higher of the federal funds rate plus 0.5% or the prime lending rate) plus a margin of up to 0.25% or LIBOR plus a margin ranging from 1.25% to 2%. The weighted average interest rate for the year ended December 31, 2001 was 4.39%. Under this facility, the Company paid a fee for the availability of the unused portion of the facility, based on a percentage of the unused balance ranging from 0.375% to 0.75%. During 2001 and 2000, the Company incurred costs of approximately $0.2 million related to the unused amounts of the unsecured credit facility. This amount has been included in interest expense in the accompanying consolidated statements of operations.

                              VENTIV HEALTH, INC.

   Based on the Company's financial results for the twelve months ending September 30, 2001, Ventiv was not in compliance with certain covenants under the unsecured facility. Pending completion of the Company's agreement for its new, secured credit facility, which was executed subsequent to the date of the accompanying balance sheet, the Company's current lenders reserved all rights and remedies, including the right to declare all amounts outstanding under the current facility immediately payable. Accordingly, all amounts outstanding under this unsecured facility have been classified as current in the accompanying balance sheet.

   Subsequent to the balance sheet date, the Company repaid all amounts outstanding under this unsecured credit facility and entered into a new line of credit with a new group of lenders. The new facility provides for a maximum borrowing amount of $50 million, subject to limitations based on a borrowing base calculation, based on the receivables attributable to the Company's U.S. Contract Sales segment (see Note 19) and other criteria on a revolving basis that is secured by substantially all of the Company's assets. Interest on this secured credit facility is payable, at the Company's option, at a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75% subject to a minimum borrowing rate of 4.75%. Under the secured credit facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including the requirement that the Company maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT").

8.  Accrued Payroll, Accounts Payable and Accrued Expenses

   Accrued payroll, accounts payable and accrued expenses consist of the following:

                                                           December 31,
                                                          ---------------
                                                           2001    2000
                                                          ------- -------
                                                          (in thousands)
      Accrued payroll and related employee benefits...... $20,466 $18,727
      Accounts payable...................................   3,512   3,521
      Income and other taxes payable.....................   6,625      --
      Accrual for estimated losses on long-term contracts   6,100      --
      Accrued expenses and other general liabilities.....  16,200  16,142
                                                          ------- -------
                                                          $52,903 $38,390
                                                          ======= =======

   During the three-month period ended December 31, 2001, the Company recorded a $6.1 million charge for estimated future losses on the Bayer contract. This accrual was based on current estimates of the future performance of the promoted products and the related effect on expected future revenues under the contract in relation to total estimated future costs.

9.  Leases:

   The Company leases certain facilities, office equipment and other assets. The following is a schedule of future minimum lease payments for these operating leases at December 31, 2001 (in thousands):

                      Years Ending December 31,
                      2002........................ $ 3,859
                      2003........................   2,893
                      2004........................   2,111
                      2005........................   1,771
                      2006........................   1,745
                      Thereafter..................   3,430
                                                   -------
                      Total minimum lease payments $15,809
                                                   =======

                              VENTIV HEALTH, INC.

   Rental expense for all operating leases was approximately $4.8 million, $
4.5 million and $ 7.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company also has commitments under capital leases. The largest of these commitments is at the U.S. Contract Sales group, where a significant number of vehicles were leased under a master fleet leasing agreement. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2001 (in thousands):

                                                U.S.     Other
                                               Fleet    Capital
                                               Leases   Leases
                                               -------  -------
                 Years Ending December 31,
                 2002......................... $ 9,648   $ 27
                 2003.........................   9,153     17
                 2004.........................   6,600      7
                 2005.........................   2,529      7
                 2006.........................       4      3
                 Thereafter...................      --     --
                                               -------   ----
                 Total minimum lease payments.  27,934     61
                 Amount representing interest.  (2,471)   (12)
                                               -------   ----
                                                25,463     49
                 Current portion..............  (8,516)   (22)
                                               -------   ----
                 Non-current lease obligations $16,947   $ 27
                                               =======   ====

10.  Commitments and Contingencies:

   The Company has entered into employment agreements with certain key executives and consulting agreements with certain former executives that prescribe amounts to be paid as salary or consulting fees, for varying terms.

   The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters are without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably. In June 2001 Christian Levistre commenced an arbitration proceeding against the Company before the International Chamber of Commerce arising from the acquisition by the Company's predecessor of two healthcare marketing businesses, one of which was wholly owned and one of which was partially owned by Mr. Levistre. Mr. Levistre has asserted claims in the arbitration for (i) payment of the remaining 10% of the sales price for the businesses, which amount (originally consisting of shares of Snyder Communications, Inc. common stock) was retained in escrow under the terms of the acquisition, as subsequently amended by a settlement agreement between the parties, (ii) amounts arising from the termination of his employment with Ventiv Health France under the terms of the settlement agreement, (iii) payment of a price adjustment to the sale price of the escrowed shares, (iv) financial prejudice arising from the decline in value of the escrowed portion of the purchase price for the acquired businesses and (v) improper resistance. The Company has asserted that Mr. Levistre violated his contractual obligations under the relevant agreements and has requested the retention of the escrowed securities and the stay of the arbitration proceedings pending resolution of separate claims made by one of the Company's French subsidiaries relating to unfair competition and related claims in the French courts. The Company intends to defend the arbitration claims vigorously and believes it has meritorious defenses.

   On August 10, 2001, Ventiv Integrated Solutions ("VIS"), a division of the Company, announced a six-year agreement with Cellegy Pharmaceuticals, Inc. ("Cellegy") to commercialize Cellegy's lead product, Cellegesic(R) (nitroglycerin ointment), in the United States. Under the terms of this agreement, VIS will deliver integrated marketing and sales services,

                              VENTIV HEALTH, INC.

including marketing strategy development and product management support, pre-launch medical education, analytical support, and non-personal promotion. In addition, VIS will recruit and train, and the companies will jointly manage, a dedicated sales force of approximately 75 sales representatives to launch and support Cellegesic(R). Initial targeted physician specialists will include colorectal and general surgeons, gastroenterologists, obstetricians/gynecologists and selected other specialists. VIS will receive fees equal to costs of services provided during the funding stage, contractually defined shares of product revenues during the post-funding stages of the services agreement (see below), and a multi-year royalty stream after the promotion period.

   In connection with this agreement, the Company has committed to provide Cellegy with up to $10 million for the commercialization of Cellegesic(R) under a funding arrangement covering the initial phases (pre and post launch) of the commercialization effort. Funding provided under this arrangement will be used to cover all major commercialization expenses, including services provided under the services agreement, other third party expenses incurred in connection with the commercialization effort and other certain direct expenses of Cellegy. Funding shall be provided on a net basis during the pre-launch and initial launch phases of the commercialization effort, to the extent that product revenues are insufficient to cover product related expenses. Net funding shall continue until such time as product revenues are sufficient to have recovered all cumulative product manufacturing and marketing expenses. In no event shall the Company be obligated to provide more than $10 million in net advances. Once all amounts (including accrued interest) due under the funding arrangement have been recovered, the Company shall derive revenues for the remainder of the promotion period based on a revenue sharing formula. Funding has commenced in the first quarter of fiscal 2002, in preparation for the anticipated product launch later this year.

   The Company shall record and separately disclose net amounts advanced under this agreement as a note receivable from Cellegy. Under certain circumstances or as a result of certain adverse events, Cellegy may be released from its obligations to repay amounts due under this note receivable, in whole or in part. Should such events or circumstances arise, the Company would consider the note receivable to be impaired to the extent that such amounts outstanding may be unrecoverable, and would record an appropriate impairment charge. At the end of each reporting period, the note receivable shall be recorded at the lower of net amounts advanced or net realizable value.

11.  Common Stock and Stock Incentive Plans:

   During 1999, the Company's Board of Directors authorized the repurchase of $25 million of the Company's common stock. On March 15, 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's common stock, bringing the total authorized to $37.5 million. During 2000, the Company repurchased 1.7 million shares of the Company's common stock for a total cost of $17.6 million, including broker fees and commissions. All of these shares have been retired. At December 31, 1999, the Company had repurchased 494,000 shares of the Company's common stock at a total cost of $4.3 million, including broker fees and commissions. The shares repurchased in 1999 were retired during 2000. The Company did not repurchase any shares during 2001. Under the terms of the new credit agreement, the Company is restricted from further repurchases of its outstanding stock.

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

   The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of Ventiv's Board of Directors.

                              VENTIV HEALTH, INC.

   A summary of the option activity within the Stock Plan, is as follows:

                                                                  Weighted
                                                                   Average
                                                     Number of    Price Per
                                                       shares       Share
                                                   -------------- ---------
                                                   (in thousands)
     Outstanding under option at January 1, 1999..        --       $   --
         Granted..................................     3,495         7.95
         Exercised................................        --           --
         Forfeited or expired.....................       (55)        7.94
                                                       -----       ------
     Outstanding under option at December 31, 1999     3,440         7.95
         Granted..................................       605        10.03
         Exercised................................      (171)        7.94
         Forfeited or expired.....................      (564)        8.00
                                                       -----       ------
     Outstanding under option at December 31, 2000     3,310       $ 8.33
         Granted..................................     1,137         7.39
         Exercised................................      (296)        7.94
         Forfeited or expired.....................      (835)        8.81
                                                       -----       ------
     Outstanding under option at December 31, 2001     3,316       $ 7.92
                                                       =====       ======
     Exercisable at:
         December 31, 1999........................       396       $ 7.94
                                                       =====       ======
         December 31, 2000........................       943       $ 7.95
                                                       =====       ======
         December 31, 2001........................     1,260       $ 8.18
                                                       =====       ======

   The Ventiv options outstanding have exercise price ranges and weighted average remaining contractual lives of:

                                                      Weighted
                                          Exercise     Average
                                           Price      Remaining
                                        ------------ Contractual
                                         High   Low     Life
                                        ------ ----- -----------
                As of December 31, 2001 $19.35 $2.62  8.23 yrs
                As of December 31, 2000  14.88  5.38  8.51 yrs
                As of December 31, 1999   8.06  5.38  9.32 yrs

   The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                       2001    2000    1999
                                                      ------  ------  ------
  Expected life of option............................  4 yrs   4 yrs   4 yrs
  Risk-free interest rate............................   4.39%   5.17%   6.36%
  Expected volatility................................  82.78%  61.95%  50.00%
  Expected dividend yield............................   0.00%   0.00%   0.00%
  Weighted average option fair value at date of grant $ 4.64  $ 5.23  $ 3.68

                              VENTIV HEALTH, INC.

   If Ventiv had recorded compensation expense from the date of the Distribution through December 31, 2001, using the fair value based method prescribed by SFAS No. 123, Ventiv's 2001, 2000 and 1999 pro forma net earnings (losses), which reflect pro forma adjustments for income taxes, would have been reduced to the following adjusted amounts:

                                                   As of December 31,
                                             ------------------------------
                                                2001       2000      1999
                                              --------    -------  -------
                                             (in thousands, except per shar
                                                    data, unaudited)
      Pro forma net earnings (losses):
          As reported....................... $(58,502)   $16,814   $(6,792)
          As adjusted....................... $(58,519)   $14,867   $(7,308)
      Earnings (losses) per share (diluted):
          As reported....................... $  (2.58)   $  0.74   $ (0.28)
          As adjusted....................... $  (2.60)   $  0.64   $ (0.31)

   During 2001, the Company issued 29,498 shares of restricted stock which vest, on a pro rata basis, over a period of four years. The Company also cancelled 102,518 shares of restricted stock held by employees whose employment was terminated during the year. The Company recognized $0.7 million of expense related to restricted shares. On September 27, 2001, 90,867 shares of the restricted shares issued in 1999 vested.

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

   During 1999, the Company granted 831,502 restricted shares of Ventiv common stock at a purchase price of $0.001, to certain employees. Following the Distribution 269,608 of the shares vested immediately with the remaining restricted shares vesting ratably over the four years following the grant date. During 1999, the Company recognized $2.2 million in expense related to these restricted shares, $1.9 million of which is due to the vesting of restricted shares, which occurred immediately following the Distribution.

   At December 31, 2001, Ventiv had reserved 4.3 million common shares for issuance under the Stock Plan of which, approximately 1.0 million remain available for grant.

12.  Pension and Profit-Sharing Plans:

   Ventiv and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs incurred by the Company related to these plans amounted to approximately $1.2 million, $0.8 million, and $0.9 million for 2001, 2000 and 1999, respectively.

13.  Recapitalization Costs

   During 1999, the Company recorded a charge of $2.1 million related to the issuance of restricted stock that was granted to certain key employees of Ventiv, including $0.2 million charged to discontinued operations. The $1.9 million related to the portion of the restricted stock awards that vested immediately upon completion of the Distribution. There were no similar charges in either 2001 or 2000.

14.  Acquisition and Related Costs

   During 1999, the Company incurred a charge of approximately $5.7 million related to a payment made to the former owner of PromoTech in the form of 695,304 shares of Ventiv common stock in exchange for the release of any and all claims against SNC of Ventiv relating to the merger transaction. This additional consideration was not provided for in the purchase agreement and therefore could not be considered part of the purchase price for accounting purposes. The Company did not incur any charges of this nature in either 2001 or 2000.

                              VENTIV HEALTH, INC.

15.  Restructuring and Other Charges:

   During 2001, the Company completed an evaluation of the operations of certain U.S.-based operations. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices.

   During 2000, the Company recorded a restructuring charge related to the operations of Ventiv Health Communications in Stamford, Connecticut. During 2001, the Company increased the amount reserved by approximately $0.6 million. This additional charge was recorded as it has taken the Company longer than expected to sublet the excess office space as a result of the real estate market conditions in Stamford. The additional pre-tax charge was included in the results from discontinued operations, as a result of the Company's decision to dispose of the net assets of these operations (see Note 17). The Company does not expect to transfer its liability related to the facility leases as part of the sale of these operations. Therefore, the remaining liability of approximately $1.1 million is included in Accrued payroll, accounts payable and accrued expenses in the accompanying consolidated balance sheet.

   During 2000, management completed an evaluation of staffing levels and infrastructure of its European operations. Following their evaluation, management adopted a restructuring plan which provided for: i) rationalization of senior and mid-level management in France, the United Kingdom and Austria (total of 10 employees); ii) early termination of leases in France and Austria to reduce overall facilities costs and consolidate certain sales operations, respectively, and; iii) the disposition of assets not associated with Ventiv's core businesses. In addition, Ventiv Health U.K. incurred charges related to the closure of a syndicated sales team. The closure of this team resulted in the termination of 6 employees. The total charge incurred related to the European operations was approximately $2.8 million.

   During 2000, the Company completed its evaluation of the operations at Ventiv Health Communications. As a result of this evaluation, a plan was implemented to restructure this operation. The Company incurred a restructuring charge of approximately $2.6 million, which provided for: i) the rationalization of management and staff (total of 24 employees); ii) early termination of leases to reduce overall facilities costs and; iii) the disposition of assets related to the early termination of leases. This charge has been included in the results of discontinued operations as a result of the Company's decision to dispose of this business.

   During 2000, the Company accrued for and expensed approximately $2.2 million related to employee termination benefits, all of which was paid out at December 31, 2001.

   The Company recorded $0.3 million of non-recurring costs during 1999. These costs included: (a) a $1.1 million charge for costs necessary to consolidate and integrate certain of Ventiv's acquired operations (under the plan initiated during 1998) and (b) a reduction of $0.8 million in previously recorded acquisition and related costs due to a revision of estimates.

   The charges for integration activities and restructuring initiatives recorded in 2001, 2000 and 1999 were recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (including certain costs incurred in a restructuring)" ("EITF 94-3"). Additional expenses for the Company's integration activities recorded in 1999 represent additional costs incurred that did not qualify for accrual in accordance with EITF 94-3.

   The following table summarizes the activity in the integration activities liability account (in thousands):

                                Beginning           Deductions for    Changes in    Balance at End
                                 Balance  Additions  Amounts Paid  Foreign Currency   of Period
                                --------- --------- -------------- ---------------- --------------
Year Ended December 31, 2001...  $2,956    $2,627      $ 2,845           $ 26           $2,764
Year Ended December 31, 2000...  $  999    $5,447      $ 3,474           $(16)          $2,956
Year Ended December 31, 1999(1)  $7,971    $3,064      $10,036           $ --           $  999

--------
(1) Amounts accrued and expensed in 1999 included amounts related to recapitalization costs and acquisition and related costs (see Notes 13 and 14, respectively). At December 31, 2001 and 2000 there were no amounts related to these items remaining in the accrual.

                              VENTIV HEALTH, INC.

   The Company expects that these remaining amounts will be paid out by the end of 2003.

16.  Income Taxes:

   The Company's net earnings (losses) before income taxes consisted of:

                                   2001     2000     1999
                                 --------  -------  -------
                                       (in thousands)
                    Domestic.... $(19,031) $41,887  $ 4,989
                    Foreign.....  (37,219)  (6,789)  (2,128)
                                 --------  -------  -------
                        Total... $(56,250) $35,098  $ 2,861
                                 ========  =======  =======

   The Company's income tax provision (benefit) included the following components:

                                                 For the Years Ended
                                                    December 31,
                                              ------------------------
                                               2001     2000     1999
                                              -------  -------  ------
                                                   (in thousands)
        Current:
            U.S.--Federal.................... $ 2,165  $14,251  $ (205)
            U.S.--State and local............     472    1,477    (278)
            Foreign..........................     752      616     504
                                              -------  -------  ------
                                              $ 3,389  $16,344  $   21
                                              -------  -------  ------
        Deferred:
            U.S.--Federal.................... $(7,767) $   789  $2,920
            U.S.--State and local............     (70)     482     327
            Foreign..........................      70   (1,324)    381
                                              -------  -------  ------
                                               (7,767)     (53)  3,628
                                              -------  -------  ------
            Income tax provision (benefit)... $(4,378) $16,291  $3,649
                                              =======  =======  ======

   The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                           For the Years Ended
                                                              December 31,
                                                           ------------------
                                                           2001   2000  1999
                                                           -----  ----  -----
  Taxes at statutory U.S. federal income tax rate.........  35.0% 35.0%  35.0%
  State and local income taxes, net of federal tax benefit  (0.7)  5.5    1.7
  Foreign tax rate differential...........................  (0.1)  0.9  (10.6)
  Goodwill amortization...................................  (1.2)  2.8   35.5
  Goodwill impairment..................................... (23.2)   --     --
  Non-recurring charges and other permanent differences...  (2.0)  1.7   65.2
                                                           -----  ----  -----
  Effective tax rate......................................   7.8% 45.9% 126.8%
                                                           =====  ====  =====

                              VENTIV HEALTH, INC.

   Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2001 and 2000, temporary differences that gave rise to the deferred tax assets and liabilities consisted of the following (in thousands):

                                                As of December 31,
                                                ------------------
                                                  2001      2000
                                                --------  --------
                                                  (in thousands)
            Accrued expenses................... $  1,324  $  2,048
            Deferred compensation..............      104       238
            Intangible assets..................   20,393    17,583
            Tax losses of subsidiaries.........    2,502     5,579
            Property and equipment.............    2,559        --
            Other..............................    3,559       766
                                                --------  --------
            Gross deferred tax assets..........   30,441    26,214
                                                --------  --------
            Property and equipment.............       --      (167)
            Deferred revenues..................       --    (1,958)
            Other..............................   (3,015)   (2,141)
                                                --------  --------
            Gross deferred tax liabilities.....   (3,015)   (4,266)
                                                --------  --------
            Valuation allowance................  (16,262)  (16,771)
                                                --------  --------
                   Net deferred tax asset...... $ 11,164  $  5,177
                                                ========  ========

   Several of the Company's subsidiaries have operating loss carryforwards that can be realized only if these subsidiaries generate taxable operating income in future periods. The amounts and respective expiration dates of operating loss tax carryforwards are as follows: net operating losses generated between 1998 and 2001 of approximately $7.2 million, of which approximately $1.2 million expires in 2004, approximately $1.0 million expires in 2005, $0.2 million in 2006, and approximately $4.8 million which is not subject to expiration. Management continually assesses whether the Company's deferred tax asset associated with these operating tax loss carryforwards is realizable and believes that the deferred tax asset is realizable at December 31, 2001.

   One of the Company's foreign subsidiaries has certain intangibles and other assets which are depreciable and amortizable for tax purposes and can be realized only if that subsidiary generates sufficient taxable income. At December 31, 2001 and 2000, management determined that a valuation allowance against the deferred tax asset associated with these intangibles and other assets was required.

   At December 31, 2001, cumulative undistributed earnings of the Company's foreign subsidiaries was approximately $4.9 million, attributable to its German operating unit. No provision for U.S. income taxes or foreign withholding taxes has been made since the Company considers the undistributed earnings to be permanently invested in the foreign countries. Determination of the amount of unrecognized deferred tax liability, if any, for the cumulative undistributed earnings of the foreign subsidiaries is not practicable since it would depend upon a number of factors which cannot be known until such time as a decision to repatriate the earnings is made.

17.  Discontinued Operations:

   Based on historical performance, in September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut. The Company has begun to actively market the net assets of this business unit. Subsequent to December 31, 2001, the Company entered into a non-binding letter of intent for the sale of this business unit and expects to consummate this transaction during the second quarter of 2002.

                              VENTIV HEALTH, INC.

   Below is a summary of the results of this operation:

                                                 Year Ended December 31,
                                               --------------------------
                                                2001     2000      1999
                                               -------  -------  --------
                                                     (in thousands)
     Revenue.................................. $17,543  $41,680  $ 37,711
     Losses before income taxes...............  (4,553)  (7,076)  (10,308)
     Benefit from (provision for) income taxes    (123)   5,083     4,304
                                               -------  -------  --------
     Net losses from discontinued operations.. $(4,676) $(1,993) $ (6,004)
                                               =======  =======  ========

   Net losses from discontinued operations in 2001 include a pre-tax charge of approximately $1.1 million for the impairment of goodwill related to this operation. In addition, this operation recorded a pre-tax charge of approximately $0.6 million for costs estimated to be incurred with the subletting of a portion of its existing leased office space. During the fourth quarter of 2000 the Company recorded a pre-tax, restructuring charge of $2.6 million, the majority of which related to the anticipated costs of subletting this office space. As a result of conditions in the Stamford real estate market, it has taken the Company significantly longer than anticipated to enter into a sublease agreement.

   During 2000, the Company recorded a pre-tax restructuring charge of approximately $2.6 million which provided for:
i) the rationalization of management and staff positions (total of 24 employees); ii) early termination of leases to reduce overall facilities costs; and iii) the disposition of assets related to the early termination of leases.

   In 2001, the Company recorded an estimated loss on the disposition of this business of approximately $2.0 million, net of tax.

   All assets and liabilities specifically related to this business unit have been classified as "held for sale" in the accompanying balance sheets of December 31, 2001 and 2000. The fixed and intangible assets have been recorded at their estimated fair market value as of December 31, 2001. The effect of such adjustments has been reflected in the net loss from discontinued operations.

18.  Related Parties:

   In 1999 and 2000, the Company received certain administrative services, under an interim service agreement with SNC. Included in the results of operations for the Company are charges of approximately $1.0 million and $0.6 million at December 31, 2000 and 1999, respectively. At December 31, 1999, the Company owed SNC $0.6 million, which was included in accrued expenses. There was no amount outstanding at December 31, 2000. No interest was paid on outstanding amounts. There were no similar charges incurred during 2001.

19.  Segment Information:

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During the fourth quarter of 2001, the Company re-evaluated its internal reporting practices and has identified reportable segments based on its current management structure. The Company now segregates reporting segments by products and services offered. Management measures operating performance of the business segments based on operating income before restructuring and other non-recurring charges.

   The Company's reportable segments are:

   U.S. Contract Sales

   The U.S. Contract Sales segment is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products in the United States. This service is otherwise known as "product detailing". The U.S. Contract Sales segment maintains and operates the requisite systems, facilities and support services to recruit, train and deploy a customized, full-service and highly targeted sales force.

                              VENTIV HEALTH, INC.

   European Contract Sales

   The European Contract Sales segment, similar to the U.S. Contract Sales segment is responsible for the implementation and execution of outsourced sales programs for prescription pharmaceutical and other life sciences products in Europe. The European Contract Sales segment maintains and operates the requisite systems, facilities and support services to recruit, train and deploy a customized, full-service and highly targeted sales force.

   Planning and Analytics

   Through the wholly-owned subsidiary, Health Products Research ("HPR"), the planning and analytics segment is responsible for the design of a product launch program and monitoring that program's development to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence. HPR also conducts primary and secondary research, syndicated studies, market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

   Communications

   Communications independently develops and organizes large symposia and congresses that are then sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. These meetings typically involve presentations regarding drugs, conditions and/or treatment protocols by a faculty of experts. With its staff of trained telemarketers, our Communications business has the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales lead, phone surveys, consumer surveys, customer service, compliance building and patient care management on behalf of its clients. In addition Communications is registered with the Food and Drug Administration as a secondary repackager, and offers a full complement of warehousing, assembly and packaging, and mailing and distribution services.

   Other

   The Other segment encompasses the activities of the corporate management group and other products and services that are currently under development and may represent individually reportable segments in the future. VIS is currently included in this segment as it is not yet individually material. VIS is a separate business unit that focuses on providing comprehensive commercialization services with new and existing clients. VIS integrates the services of Ventiv's and other market-leading businesses offering alternative solutions for product portfolio management by taking on broad responsibility for analytics, sales, marketing and product management, while allowing partners to retain control of their assets.

   The accounting policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies". Ventiv evaluates the performance of its segments and allocates resources to them based on operating income before restructuring and other non-recurring charges. Each segment's revenue and operating income have been reported net of any inter-segment revenue. The following presents information about the reported segments:

                                     For the Years Ending December 31,
                                     ---------------------------------
                                        2001        2000       1999
                                      --------    --------   --------
                                              (in thousands)
          Revenue:
          U.S. Contract Sales....... $263,983    $242,746   $139,525
          European Contract Sales...   94,869      92,379    130,254
          Research and Analytics....   25,237      23,847     20,851
          Communications............   14,464      16,008     16,314
          Other.....................       --          --         --
                                      --------    --------   --------
                 Total revenue...... $398,553    $374,980   $306,944
                                      ========    ========   ========

                              VENTIV HEALTH, INC.

                                             For the Years Ending December 31,
                                             ---------------------------------
                                                2001         2000      1999
    Operating earnings (losses):              --------      -------   -------
                                                      (in thousands)
    U.S. Contract Sales..................... $ 10,440      $42,000   $ 3,423
    European Contract Sales.................      784       (2,240)    5,430
    Research and Analytics..................    4,081        7,529     5,551
    Communications..........................     (363)         823       773
    Other...................................  (11,337)      (8,209)   (4,981)
                                              --------      -------   -------
        Total operating earnings (losses)... $  3,605      $39,904   $10,196
                                              ========      =======   =======

                                   For the Years Ending December 31,
                                   ---------------------------------
                                         2001             2000
           Total Assets:               --------         --------
                                            (in thousands)
           U.S. Contract Sales.... $121,552         $ 86,448
           European Contract Sales   36,587           79,797
           Research and Analytics.   10,804           12,280
           Communications.........   14,350           33,486
           Other..................   42,674           21,652
                                       --------         --------
                                    225,967          233,663
           Assets held for sale...    8,101           17,551
                                       --------         --------
               Total assets....... $234,068         $251,214
                                       ========         ========

   Below is a reconciliation of total segment operating earnings (losses) before restructuring and other non-recurring charges to earnings (losses) from continuing operations before income taxes:

                                                                        For the Years Ending December 31,
                                                                        --------------------------------
                                                                           2001         2000      1999
                                                                         --------      -------   -------
                                                                                 (in thousands)
Operating income from segments......................................... $  3,605      $39,904   $10,196
Impairment of intangible assets........................................  (51,702)          --        --
Recapitalization costs.................................................       --           --    (1,900)
Acquisition and related costs..........................................       --           --    (5,741)
Restructuring charges..................................................   (2,025)      (2,847)     (343)
Interest expense.......................................................   (4,537)      (3,180)     (360)
Investment income......................................................      659        1,221     1,009
Loss on investment in equity of non-affiliates.........................   (2,600)          --        --
Gain on sale of product marketing rights...............................      350           --        --
                                                                         --------      -------   -------
    Earnings (losses) from continuing operations before income taxes... $(56,250)     $35,098   $ 2,861
                                                                         ========      =======   =======

   The Company's operations are primarily in the United States and Western Europe. Below is a geographic separation of the revenue sources:

                                   Year Ending December 31,
                                  --------------------------
                                    2001     2000     1999
                                  -------- -------- --------
                                        (in thousands)
                    Revenue:
                    United States $303,198 $282,601 $176,689
                    Europe.......   95,355   92,379  130,255
                                  -------- -------- --------
                    Total........ $398,553 $374,980 $306,944
                                  ======== ======== ========

                              VENTIV HEALTH, INC.

20.  Comprehensive Earnings (Losses):

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

                                                   For the year ended
                                                      December 31,    For the period from
                                                   ------------------  September 27, to
                                                     2001      2000    December 31, 1999
                                                   --------   ------- -------------------
                                                               (in thousands)
Net earnings (losses)............................. $(58,502)  $16,814       $(6,451)
Other comprehensive earnings/(losses), net of tax:
    Earnings contributed by Snyder................       --        --         1,758
    Compensation on shares issued.................       --        --        (2,100)
    Unrealized loss on marketable securities......       --        --          (112)
    Foreign currency translation adjustment.......   (2,521)      859        (1,020)
                                                   --------   -------       -------
Comprehensive earnings (losses)................... $(61,023)  $17,673       $(7,925)
                                                   ========   =======       =======

21. Selected Quarterly Financial Data (unaudited, in thousands):

   The following table summarizes financial data by quarter for the Company for 2001 and 2000.

                                                                    2001 Quarter Ended
                                                   ----------------------------------------------------
                                                   March 31  June 30  September 30 December 31 Total(a)
                                                   --------  -------  ------------ ----------- --------
Revenues.......................................... $102,131  $99,173    $ 91,457    $105,792   $398,553
Gross profit......................................   16,526   16,452       5,850      10,287     49,115
Net earnings (losses) from continuing operations..    2,345    2,614     (53,426)     (3,405)   (51,872)
Net earnings (losses) from discontinued operations     (975)    (429)     (6,602)      1,376     (6,630)
Net earnings......................................    1,370    2,185     (60,028)     (2,029)   (58,502)
Net earnings per share (Diluted)
    Continued..................................... $   0.10  $  0.11    $  (2.35)   $  (0.15)  $  (2.29)
    Discontinued.................................. $  (0.04) $ (0.02)   $  (0.29)   $   0.06   $  (0.29)

                                                                 2000 Quarter Ended
                                                ---------------------------------------------------
                                                March 31 June 30  September 30 December 31 Total(a)
                                                -------- -------  ------------ ----------- --------
Revenues....................................... $87,846  $88,929    $91,011     $107,194   $374,980
Gross profit...................................  17,863   18,329     17,744       27,776     81,712
Net earnings (loss) from continuing operations.   3,873    4,668      3,135        7,131     18,807
Net earnings (loss) from discontinued operation  (1,087)    (576)      (176)        (154)    (1,993)
Net earnings...................................   2,786    4,092      2,959        6,977     16,814
Net earnings per share (Diluted)...............
    Continued..................................    0.17     0.20       0.13         0.31       0.80
    Discontinued...............................   (0.05)   (0.02)        --        (0.01)     (0.09)

--------
(a) The sum of the net earnings per share do not add up to the full year amount due to rounding and that the quarterly calculations are based on varying numbers of shares outstanding.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ventiv Health, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Ventiv Health, Inc. (the "Company"), as defined in Note 1 to the consolidated financial statements, included in this Form 10-K and have issued our report thereon dated March 29, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II Valuation and Qualifying Accounts included in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
March 29, 2002

                              VENTIV HEALTH, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                (in thousands)

                                                        Deductions from
                                             Additions    Reserve for
                                  Balance at Charged to   Purpose for
                                  Beginning   Cost and   Which Reserve  Translation Balance at End
                                   of Year    Expense     was Created   Adjustment     of Year
                                  ---------- ---------- --------------- ----------- --------------
Allowances for Doubtful Accounts:
Year ended December 31, 2001.....   $1,682     $  397       $  311         $(25)        $1,743
Year ended December 31, 2000.....    1,986        535          786          (53)         1,682
Year ended December 31, 1999.....    2,381      1,198        1,495          (98)         1,986

                                                         Deductions from
                                              Additions    Reserve for
                                   Balance at Charged to   Purpose for
                                   Beginning   Cost and   Which Reserve  Translation Balance at End
                                    of Year    Expense     was Created   Adjustment     of Year
                                   ---------- ---------- --------------- ----------- --------------
Accrual for Restructuring Charges:
Year ended December 31, 2001......   $2,956     $2,627       $ 2,845        $ 26         $2,764
Year ended December 31, 2000......      999      5,447         3,474         (16)         2,956
Year ended December 31, 1999......    7,971      3,064        10,036          --            999

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) 1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

   Consolidated Balance Sheets as of December 31, 2001 and 2000.

   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and the period from September 27, 1999 to December 31, 1999.

   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

   Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

   3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

Exhibit                                                Description                                                 Page
-------                                                -----------                                                 ----
  3.1   Amended and Restated Certificate of Incorporation of Ventiv Health, Inc. (filed as Exhibit 3.1 to the
        Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
        Securities Act of 1934, as amended).*
  3.2   By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10 (File No. 001-15125)
        filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
  4.1   Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as Exhibit 4.1 to the
        Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
        Securities Act of 1934, as amended).*
 10.1   Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
        Exhibit 10.1 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.2   Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
        Exhibit 10.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.3   Form of Interim Services Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.3 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.4   Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Form 10 (File No.
        001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
 10.5   Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder Communications,
        Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and
        Exchange Commission under the Securities Act of 1934, as amended).*
 10.6   Employment Agreement, dated January 1, 2001 by and between Leonard J. Vicciardo and Ventiv Health,
        Inc.
 10.7   Employment Agreement, dated January 24, 2000 by and between Patrick Fourteau and Ventiv Health, Inc.
        as amended.
 10.8   Employment Agreement, dated August 23, 2000 by and between Douglas E. Langeland and Ventiv
        Health, Inc. as amended.
 10.9   Employment Agreement, dated August 13, 2001 by and between John R. Emery and Ventiv Health, Inc.
10.10   Credit Agreement, dated March 29, 2002, among Ventiv Health, certain subsidiaries of Ventiv Health,
        Inc., and Foothill Capital Corporation.
 21.1   Subsidiaries of Ventiv Health, Inc.
   23   Consent of Arthur Andersen LLP.
   99   Letter to the Commission regarding Arthur Andersen LLP representations to the Company.

--------
* Incorporated by reference.

(b) Reports on Form 8-K

   Current Report on Form 8-K, (Item 5--Other Events) dated as of December 3, 2001. The Company disclosed that the Company and its lenders intend to amend the Company's $50 million unsecured revolving credit facility on or prior to December 31, 2001. The Company had previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 14, 2001, that it had executed a term sheet with its lenders on November 14, 2001 to enter into an amended credit facility on or before December 3, 2001. The amended credit facility would be secured by Ventiv's assets and would include a waiver of non-compliance through December 21, 2001 for the Company's non-compliance with certain existing financial covenants. It was anticipated that subsequent to December 3, 2001 the parties would agree on modified financial and restrictive covenants and other terms, which would be incorporated into the amended credit facility on or before the December 21, 2001 expiration date of the waiver of non-compliance.

   The parties have now agreed to defer amending the credit facility in any form until final agreement is reached on modifications to financial and restrictive covenants and other terms. In the interim, the Company's lenders have reserved all rights and remedies, including the right to declare all amounts outstanding under the current facility immediately payable. Ventiv classified all amounts outstanding under the credit facility as current at September 30, 2001.

   Current Report on Form 8-K, (Item 5--Other Events) dated as of December 28, 2001. The Company disclosed that it has signed a non-binding letter of intent with a subsidiary of a major financial institution for a new credit facility of up to $50 million, which would be used to refinance the Company's existing credit facility and meet the Company's ongoing working capital needs. It is expected that a credit facility provided by this lender would be secured by the Company's assets, and that borrowing availability under the facility will be based on the level of the Company's U.S.-based accounts receivable. Closing of this new credit facility is subject to a due diligence and documentation process, which is currently in process.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VENTIV HEALTH, INC.
                                               By:            /S/  JOHN R. EMERY
                                                   -----------------------------
                                                   John R. Emery Chief Financial
                                                              Officer

Date: March 29, 2002

                               POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

      /s/  ERAN BROSHY        Chief Executive Officer and   March 29, 2002
-----------------------------  Director (Principal
         Eran Broshy           Executive Officer)

     /s/  JOHN R. EMERY       Chief Financial Officer       March 29, 2002
-----------------------------  (Principal Financial and
        John R. Emery          Accounting Officer)

    /s/  DANIEL M. SNYDER     Chairman of the Board         March 29, 2002
-----------------------------
      Daniel M. Snyder

     /s/  DONALD CONKLIN      Director                      March 29, 2002
-----------------------------
       Donald Conklin

      /s/  FRED DRASNER       Director                      March 29, 2002
-----------------------------
          Fred Drasner

     /s/  JOHN R. HARRIS      Director                      March 29, 2002
-----------------------------
         John R. Harris

   /s/  A. CLAYTON PERFALL    Director                      March 29, 2002
-----------------------------
      A. Clayon Perfall

 /S/  MORTIMER B. ZUCKERMAN   Director                      March 29, 2002
-----------------------------
    Mortimer B. Zuckerman

Exhibit                                                Description                                                 Page
-------                                                -----------                                                 ----
  3.1   Amended and Restated Certificate of Incorporation of Ventiv Health, Inc. (filed as Exhibit 3.1 to the
        Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
        Securities Act of 1934, as amended).*
  3.2   By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10 (File No. 001-15125)
        filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
  4.1   Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as Exhibit 4.1 to the
        Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
        Securities Act of 1934, as amended).*
 10.1   Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
        Exhibit 10.1 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.2   Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
        Exhibit 10.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.3   Form of Interim Services Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.3 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
        Commission under the Securities Act of 1934, as amended).*
 10.4   Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Form 10 (File No.
        001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*
 10.5   Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder Communications,
        Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and
        Exchange Commission under the Securities Act 1934, as amended).*
 10.6   Employment Agreement, dated January 1, 2001 by and between Leonard J. Vicciardo and Ventiv Health,
        Inc.
 10.7   Employment Agreement, dated January 24, 2000 by and between Patrick Fourteau and Ventiv Health, Inc.
        as amended.
 10.8   Employment Agreement, dated August 23, 2000 by and between Douglas E. Langeland and Ventiv
        Health, Inc. as amended.
 10.9   Employment Agreement, dated August 13, 2001 by and between John R. Emery and Ventiv Health, Inc.
10.10   Credit Agreement, dated March 29, 2002, among Ventiv Health, certain subsidiaries of Ventiv Health,
        Inc., and Foothill Capital Corporation.
 21.1   Subsidiaries of Ventiv Health, Inc.
   23   Consent of Arthur Andersen LLP.
   99   Letter to the Commission regarding Arthur Andersen LLP representations to the Company.

--------
* Incorporated by reference.