Form 10-K/A
period 2001-12-31
VENTIV HEALTH INC
filed 2002-04-30
CIK 1089473

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

   The aggregate market value of the voting stock of the registrant held by non-affiliates as of April 15, 2002 was approximately $30,020,151.

   As of April 15, 2002, there were 22,992,397 outstanding shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's definitive proxy statement to be filed with the Commission for use in connection with the 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

Item       Description                                                                           Page
----       -----------                                                                           ----
                                                  PART I
1          Business.............................................................................   1
2          Properties...........................................................................   8
3          Legal Proceedings....................................................................   8
4          Submission of Matters to a Vote of Securities Holders................................   8
                                                  PART II
5          Market for the Registrant's Common Stock and Related Stockholder Matters.............   9
6          Selected Financial Data..............................................................  10
7          Management's Discussion and Analysis of Financial Condition and Results of Operations  11
7A         Quantitative and Qualitative Disclosures About Market Risk...........................  24
8          Financial Statements and Supplementary Data..........................................  25
9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  52
                                                 PART III
10         Directors and Executive Officers of the Registrant...................................  53
11         Executive Compensation...............................................................  55
12         Security Ownership of Certain Beneficial Owners and Management.......................  57
13         Certain Relationships and Related Transactions.......................................  58
                                                  PART IV
14         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  58
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

  .   Promotion Planning and Evaluation:   HPR's proprietary Promotion Response
      Optimization Model (PROM/SM/) measures historical promotion response by physicians from various personal and non- personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROM/SM/ is unique in that it can measure a separate response for individual physicians by promotional channel. PROM/SM/ is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROM/SM/ is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness.

  .   Resource Allocation (Single and Multi-Product):   Utilizing segmentation
      and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

      The UniBrand/SM/ model uses the output of a PROM/SM/ analysis and market research as inputs into a causal forecasting model that develops, by brand, future promotion response curves and optimal, unconstrained details by physician segment while considering future market events and the knowledge of product management. Based on the response by promotion type and an understanding of the interaction among promotion types, a promotion mix analysis can determine the optimal promotion by brand. The UniBrand/SM/ approach focuses on increasing return on investment through the evaluation of content and capital employed for each promotion type. Additionally, it also identifies how one type of promotion can substitute for and/or enhance other promotion types.

      Once the future response curves have been calibrated by UniBrand/SM/, this leading-edge technology can be incorporated in a multi-product resource allocation model, or RAM/SM/. RAM/SM/ is designed to maximize sales and profits by determining optimal sales force size and structure, as well as constrained details across brands. The RAM/SM/ approach also can be used to examine "what if" scenarios for different strategic and tactical alternatives.

  .   Call Planning:   Through its proprietary technologies and its Call
      Planning System ("CAPS/SM/") HPR provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPS/SM/ system determines the best call frequency and brand detailing priorities for each physician. CAPS/SM/ also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments.

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

   On April 15, 2002, the closing price for Ventiv's common stock was $2.06 per share, and there were approximately 201 record holders and approximately 5,474 beneficial owners of Ventiv's common stock as of that date.

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

                                                                10% Decrease in
                                                                value of Local
                                                 Balance at      Currencies to
                                              December 31, 2001   U.S. Dollar
                                              ----------------- ---------------
 Assets......................................     $234,068         $230,409
 Liabilities.................................      143,047          141,002
 Revenue.....................................      398,553          389,066

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

   The Company also has commitments under capital leases. The largest of these commitments is at the U.S. Contract Sales group, where a significant number of vehicles were leased under a master fleet leasing agreement. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2001 (in thousands):

                                                            U.S.     Other
                                                           Fleet    Capital
                                                           Leases   Leases
                                                           -------  -------
    Years Ending December 31,
    2002.................................................. $ 9,648   $ 27
    2003..................................................   9,153     17
    2004..................................................   6,600      7
    2005..................................................   2,529      7
    2006..................................................       4      3
    Thereafter............................................      --     --
                                                           -------   ----
    Total minimum lease payments..........................  27,934     61
    Amount representing interest..........................  (2,471)   (12)
                                                           -------   ----
                                                            25,463     49
    Current portion.......................................  (8,516)   (22)
                                                           -------   ----
    Non-current lease obligations......................... $16,947   $ 27
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

                              VENTIV HEALTH, INC.

   A summary of the option activity within the Stock Plan, is as follows:

                                                                      Weighted
                                                                       Average
                                                         Number of    Price Per
                                                           shares       Share
                                                       -------------- ---------
                                                       (in thousands)
Outstanding under option at January 1, 1999...........        --       $   --
   Granted............................................     3,495         7.95
   Exercised..........................................        --           --
   Forfeited or expired...............................       (55)        7.94
                                                           -----       ------
Outstanding under option at December 31, 1999.........     3,440         7.95
   Granted............................................       605        10.03
   Exercised..........................................      (171)        7.94
   Forfeited or expired...............................      (564)        8.00
                                                           -----       ------
Outstanding under option at December 31, 2000.........     3,310       $ 8.33
   Granted............................................     1,137         7.39
   Exercised..........................................      (296)        7.94
   Forfeited or expired...............................      (835)        8.81
                                                           -----       ------
Outstanding under option at December 31, 2001.........     3,316       $ 7.92
                                                           =====       ======
Exercisable at:
   December 31, 1999..................................       396       $ 7.94
                                                           =====       ======
   December 31, 2000..................................       943       $ 7.95
                                                           =====       ======
   December 31, 2001..................................     1,260       $ 8.18
                                                           =====       ======

   The Ventiv options outstanding have exercise price ranges and weighted average remaining contractual lives of:

                                                                     Weighted
                                                         Exercise     Average
                                                          Price      Remaining
                                                       ------------ Contractual
                                                        High   Low     Life
                                                       ------ ----- -----------
As of December 31, 2001............................... $19.35 $2.62  8.23 yrs
As of December 31, 2000...............................  14.88  5.38  8.51 yrs
As of December 31, 1999...............................   8.06  5.38  9.32 yrs

   The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                         2001    2000    1999
                                                        ------  ------  ------
 Expected life of option...............................  4 yrs   4 yrs   4 yrs
 Risk-free interest rate...............................   4.39%   5.17%   6.36%
 Expected volatility...................................  82.78%  61.95%  50.00%
 Expected dividend yield...............................   0.00%   0.00%   0.00%
 Weighted average option fair value at date of grant... $ 4.64  $ 5.23  $ 3.68

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

                              VENTIV HEALTH, INC.

   The Company expects that these remaining amounts will be paid out by the end of 2003.

16.  Income Taxes:

   The Company's net earnings (losses) before income taxes consisted of:

                                                         2001     2000     1999
                                                       --------  -------  -------
                                                             (in thousands)
Domestic.............................................. $(19,031) $41,887  $ 4,989
Foreign...............................................  (37,219)  (6,789)  (2,128)
                                                       --------  -------  -------
   Total.............................................. $(56,250) $35,098  $ 2,861
                                                       ========  =======  =======

   The Company's income tax provision (benefit) included the following components:

                                                          For the Years Ended
                                                             December 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------  -------  ------
                                                            (in thousands)
Current:
   U.S.--Federal...................................... $ 2,165  $14,251  $ (205)
   U.S.--State and local..............................     472    1,477    (278)
   Foreign............................................     752      616     504
                                                       -------  -------  ------
                                                       $ 3,389  $16,344  $   21
                                                       -------  -------  ------
Deferred:
   U.S.--Federal...................................... $(7,767) $   789  $2,920
   U.S.--State and local..............................     (70)     482     327
   Foreign............................................      70   (1,324)    381
                                                       -------  -------  ------
                                                        (7,767)     (53)  3,628
                                                       -------  -------  ------
   Income tax provision (benefit)..................... $(4,378) $16,291  $3,649
                                                       =======  =======  ======

   The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                          For the Years Ended
                                                             December 31,
                                                          ------------------
                                                          2001   2000  1999
                                                          -----  ----  -----
   Taxes at statutory U.S. federal income tax rate.......  35.0% 35.0%  35.0%
   State and local income taxes, net of federal tax
    benefit..............................................  (0.7)  5.5    1.7
   Foreign tax rate differential.........................  (0.1)  0.9  (10.6)
   Goodwill amortization.................................  (1.2)  2.8   35.5
   Goodwill impairment................................... (23.2)   --     --
   Non-recurring charges and other permanent differences.  (2.0)  1.7   65.2
                                                          -----  ----  -----
   Effective tax rate....................................   7.8% 45.9% 126.8%
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
                                      ========    ========   ========

                              VENTIV HEALTH, INC.

                                                       For the Years Ending December 31,
                                                       ---------------------------------
                                                          2001         2000      1999
Operating earnings (losses):                            --------      -------   -------
                                                                (in thousands)
U.S. Contract Sales................................... $ 10,440      $42,000   $ 3,423
European Contract Sales...............................      784       (2,240)    5,430
Research and Analytics................................    4,081        7,529     5,551
Communications........................................     (363)         823       773
Other.................................................  (11,337)      (8,209)   (4,981)
                                                        --------      -------   -------
   Total operating earnings (losses).................. $  3,605      $39,904   $10,196
                                                        ========      =======   =======

                                                       For the Years Ending December 31,
                                                       ---------------------------------
                                                             2001             2000
Total Assets:                                           --------------   --------------
                                                                (in thousands)
U.S. Contract Sales...................................       $121,552         $ 86,448
European Contract Sales...............................         36,587           79,797
Research and Analytics................................         10,804           12,280
Communications........................................         14,350           33,486
Other.................................................         42,674           21,652
                                                        --------------   --------------
                                                              225,967          233,663
Assets held for sale..................................          8,101           17,551
                                                        --------------   --------------
   Total assets.......................................       $234,068         $251,214
                                                        ==============   ==============

   Below is a reconciliation of total segment operating earnings (losses) before restructuring and other non-recurring charges to earnings (losses) from continuing operations before income taxes:

                                                        For the Years Ending December 31,
                                                        --------------------------------
                                                           2001         2000      1999
                                                         --------      -------   -------
                                                                 (in thousands)
Operating income from segments......................... $  3,605      $39,904   $10,196
Impairment of intangible assets........................  (51,702)          --        --
Recapitalization costs.................................       --           --    (1,900)
Acquisition and related costs..........................       --           --    (5,741)
Restructuring charges..................................   (2,025)      (2,847)     (343)
Interest expense.......................................   (4,537)      (3,180)     (360)
Investment income......................................      659        1,221     1,009
Loss on investment in equity of non-affiliates.........   (2,600)          --        --
Gain on sale of product marketing rights...............      350           --        --
                                                         --------      -------   -------
   Earnings (losses) from continuing operations before
     income taxes...................................... $(56,250)     $35,098   $ 2,861
                                                         ========      =======   =======

   The Company's operations are primarily in the United States and Western Europe. Below is a geographic separation of the revenue sources:

                                                        Year Ending December 31,
                                                       --------------------------
                                                         2001     2000     1999
                                                       -------- -------- --------
                                                             (in thousands)
Revenue:
United States......................................... $303,198 $282,601 $176,689
Europe................................................   95,355   92,379  130,255
                                                       -------- -------- --------
Total................................................. $398,553 $374,980 $306,944
                                                       ======== ======== ========

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The Certificate of Incorporation and Bylaws of the Company provide that directors shall be elected at each annual meeting of the Company's stockholders. The number of directors constituting the full Board of Directors currently is fixed at eight (8) directors.

   Seven (7) nominees have been named, leaving one position vacant. If elected, each of the directors will serve for a one-year term expiring at the 2003 Annual Meeting or at the earlier of his resignation or removal. The Board of Directors has nominated the seven (7) incumbent directors for election to the
Board: Daniel M. Snyder, Eran Broshy, Mortimer B. Zuckerman, Fred Drasner, A. Clayton Perfall, Donald Conklin and John R. Harris.

   Approval of the election of each of the nominees as directors of the Company requires the affirmative vote of a majority of the votes cast at the Annual Meeting. The persons named in the enclosed form of proxy have advised that, unless contrary instructions are received, they intend to vote "FOR" the seven
(7) nominees named by the Board of Directors.

   The Board of Directors does not expect that any of the nominees will be unavailable for election as a director. However, if by reason of an unexpected occurrence one or more of the nominees is not available for election, the persons named in the form of proxy have advised that they will vote for such substitute nominees as the Board of Directors of the Company may propose. The following information is current as of April 30, 2002.

                                             Age, period served as director, other business
Name and present position,                   experience during the last five years and family
if any, with the Company                     relationships, if any
------------------------                     ------------------------------------------------
Daniel M. Snyder,                            Daniel M. Snyder, 37 has served as the Chairman
  Chairman of the Board..................... or Co-Chairperson of the Board of the Company
                                             since the Company's separation from Snyder
                                             Communications, Inc. in September 1999. Mr.
                                             Snyder is the Owner and Chairman of the
                                             Washington Redskins football team. Mr. Snyder was
                                             Chairman and a founder of Snyder Communications,
                                             Inc. and served as Chief Executive Officer of
                                             Snyder and its predecessors from 1987 to
                                             September 2000.

Eran Broshy,                                 Eran Broshy, 43, has served as a director and the
  Director and Chief Executive Officer...... Chief Executive Officer of the Company since the
                                             Company's separation from Snyder Communications,
                                             Inc. in September 1999. Mr. Broshy served as the
                                             practice leader of the North American healthcare
                                             consulting practice of the Boston Consulting
                                             Group from 1991 to 1998. From 1998 to 1999, Mr.
                                             Broshy served as President and Chief Executive
                                             Officer of Coelacanth Corporation, a
                                             privately-held biotechnology company.

Mortimer B. Zuckerman,                       Mortimer B. Zuckerman, 64, has been a director of
  Director.................................. the Company since September 1999. Mr. Zuckerman has served as the Chairman of Boston Properties,
                                             Inc., a national real estate development and
                                             management company, since 1970. He also serves as
                                             Chairman of U.S. News & World Report, L.P. and
                                             Editor-in-Chief of U.S. News & World Report,
                                             Chairman of Daily News, L.P. and Co-Publisher of
                                             the New York Daily News, and Chairman of the
                                             Board of Directors of Applied Graphics
                                             Technologies, Inc.

Fred Drasner,                                Fred Drasner, 59, has been a director of the
  Director.................................. Company since September 1999. Mr. Drasner has been Chief Executive Officer of Daily News, L.P.
                                             and Co-Publisher of the New York Daily News,
                                             since 1993. Mr. Drasner also serves as the
                                             co-Chairman of U.S. News & World Report, Chairman
                                             of Applied Graphics Technologies, Inc., and
                                             Chairman and Chief Executive Officer of Applied
                                             Printing Technologies.

                                             Age, period served as director, other business
Name and present position,                   experience during the last five years and family
if any, with the Company                     relationships, if any
------------------------                     ------------------------------------------------

A. Clayton Perfall,                          A. Clayton Perfall, 43, has been a director of
  Director.................................. the Company since the Company's separation from
                                             Snyder Communications, Inc. in September 1999. He
                                             currently serves as Chief Executive Officer of
                                             AHL Services, Inc., a non-pharmaceutical,
                                             outsourced sales and marketing business. Prior to
                                             taking this position in January 2001, Mr. Perfall
                                             served as the Chief Financial Officer and a
                                             director of Snyder Communications, Inc. from 1996
                                             to September 2000. Prior to joining Snyder
                                             Communications, Inc., Mr. Perfall spent fifteen
                                             years with Arthur Andersen LLP.

Donald Conklin,                              Donald Conklin, 65, has been a director of the
  Director.................................. Company since September 1999. Prior to joining the Company's Board, Mr. Conklin worked for 37
                                             years with Schering-Plough Corporation. He was
                                             President of the worldwide pharmaceutical
                                             operations for 10 years and Chairman of its
                                             Health Care Products division for two years. Mr.
                                             Conklin is a member of the Board of Directors of
                                             Biotransplant, Inc., Vertex Pharmaceuticals, Inc.
                                             and Alfa Cell, Inc.

John R. Harris,                              John R. Harris, 53, has been a director of the
  Director.................................. Company since May 2000. Mr. Harris is the
                                             President and Chief Executive Officer of ExoLink
                                             Corporation, a leading provider of retail energy
                                             transaction management services for the
                                             deregulating energy market. Prior to joining
                                             ExoLink Corporation, Mr. Harris was the Chairman
                                             and Chief Executive Officer of Ztango.com, a
                                             provider of wireless Internet software and
                                             solutions for e-companies, wireless network
                                             operators and corporations. Prior to joining
                                             Ztango.com in 1999, Mr. Harris spent 25 years
                                             with Electronic Data Systems, during which he
                                             held a variety of executive leadership positions
                                             encompassing sales, marketing, strategy and
                                             operations, most recently served as Corporate
                                             Vice President, Marketing & Strategy. Mr. Harris
                                             is a member of the Board of Directors of Applied
                                             Graphics Corporation, World Commerce Online and
                                             Genuity, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market System. In addition, under
Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of the Common Stock and other equity securities of the Company. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than ten percent (10%) beneficial stockholders, the Company believes that during the year ended December 31, 2001, no persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Item 11.  Executive Compensation

Summary Compensation Table

   The following table sets forth information in respect of the compensation of the Chief Executive Officer, and the other four most highly compensated executive officers of the Company for fiscal years 2000, 1999 and 1998, where applicable.

                          SUMMARY COMPENSATION TABLE

                                                                          Long-Term
                                         Annual Compensation       Compensation Awards (6)
                                    ------------------------------ -----------------------
                                                                   Restricted  Securities   All Other
                                                      Other Annual   Stock     Underlying  Compensation
Name and Principal Position(s) Year  Salary   Bonus   Compensation  Award(s)  Options/SARs  (c)(d)(e)
------------------------------ ---- -------- -------- ------------ ---------- ------------ ------------
Eran Broshy (1)                2001 $425,000       --                      --        --
 Chief Executive Officer       2000 $425,000       --                      --        --
 and Director................. 1999 $225,890 $ 75,000              $2,500,000   503,938

John R. Emery (2)              2001 $102,082       --                      --   200,000
 Chief Financial Officer......

Patrick Fourteau (3)           2001 $277,425       --                      --    82,000
 President, Ventiv U.S. Sales  2000 $257,308 $ 80,000              $  300,000    50,000
 & Ventiv Europe..............

Leonard J. Vicciardo (4)       2001 $273,000 $181,500                      --    52,000
 President, Health Products    2000 $270,900 $ 66,000                      --        --
 Research..................... 1999 $258,400 $150,000              $  200,000    75,000

Douglas E. Langeland (5)       2001 $177,917       --                      --    42,000
 President, VIS............... 2000 $ 62,329 $ 61,250                      --    22,000

Gregory S. Patrick (6)........ 2001 $ 37,330       --                      --        --
                               2000 $250,000       --                      --        --
                               1999 $ 83,562 $ 40,000              $1,000,000   251,969

William C. Pollock (7)........ 2001 $183,531 $174,460                      --        --
                               2000 $289,000 $ 63,580                      --        --
                               1999 $275,000 $158,125              $  500,000    50,000

--------
(1) Mr. Broshy joined Ventiv Health, Inc. in June 1999. Of the 314,961 shares awarded to Mr. Broshy pursuant to his restricted stock award, 188,976 shares, representing sixty percent of Mr. Broshy's restricted shares of Common Stock, having a market value of $691,652 as of December 31, 2001, had vested as of September 27, 2001. The balance of 125,985 shares representing the remaining forty percent of such restricted shares will vest in equal installments over the next two years.
(2) Mr. Emery joined the Company in August 2001. Had Mr. Emery been employed by Ventiv Health, Inc. since the beginning of 2001, he would have received an annual salary of $270,000.
(3) Mr. Fourteau joined Ventiv Health in January 2000. Had Mr. Fourteau been employed by Ventiv Health, Inc. since the beginning of 2000, he would have received an annual salary of $270,000. Mr. Fourteau was awarded 29,448 shares of restricted stock. Of the 29,448 shares awarded to Mr. Fourteau pursuant to his restricted stock award, 7,362 shares, representing twenty-five percent of Mr. Fourteau's restricted shares of Common Stock, having a market value of $26,945 as of December 31, 2001, had vested as of January 24, 2001. The balance of 22,086 shares, representing seventy-five percent of such restricted shares will vest in equal installments over the next three years.
(4) Mr. Vicciardo joined Health Products Research, Inc. in November 1998. Of the 25,197 shares awarded to Mr. Vicciardo pursuant to his restricted stock award, 17,639 shares representing fifty-five percent of Mr. Vicciardo's restricted shares of Common Stock, having a market value of $64,559 as of December 31, 2001, had vested as of September 27, 2001. The balance of 7,558 shares representing the remaining thirty percent of such restricted shares will vest in equal installments over the next two years.

(5) Mr. Langeland joined Ventiv Health in August 2000. Had Mr. Langeland been employed by Ventiv Health, Inc. since the beginning of 2000, he would have received an annual salary of $175,000.
(6) Mr. Patrick joined the Company in September 1999. Of the 125,984 shares awarded to Mr. Patrick pursuant to his restricted stock award, 69,292 shares representing fifty-five percent of Mr. Patrick's restricted shares of Common Stock, having a market value of $870,481 as of December 31, 2000, had vested as of September 27, 2000. Subsequent to December 31, 2000, as announced in a press release on February 15, 2001, Mr. Patrick resigned as the Company's Chief Financial Officer. As a result, the unvested portion of his restricted share award (56,692 shares) was cancelled.
(7) Of the 62,992 shares awarded to Mr. Pollock pursuant to his restricted stock award, 41,733 shares representing sixty-six percent of Mr. Pollock's restricted shares of Common Stock, having a market value of $152,743 as of December 31, 2001, had vested as of September 27, 2001. In August of 2001, Mr. Pollock's employment with Ventiv Health, Inc. was terminated. As a result, the unvested portion of his restricted share award (21,259 shares) was cancelled.
(8) Options to purchase Common Stock vest at a rate of 25% per year on each anniversary of the grant date, provided the employee is still employed by the Company on the applicable vesting date.

Option Grants in Fiscal 2001

   The following table sets for information with respect to option grants during fiscal 2001 to the individuals named in the Summary Compensation Table pursuant to the 1999 Stock Incentive Plan. During the year both Gregory S. Patrick and William C. Pollock exercised options to purchase 62,993 and 37,500 shares respectively, at weighted average exercise prices of $7.94 per share, following termination of their employment with Ventiv Health, Inc. The remainder of their vested and unvested stock options were cancelled. No other stock options were exercised in 2001 by individuals named in the chart below.

                                    Securities   % of Total                     Potential Realizable Value at
                                    Underlying    options                          Assumed Annual Rates of
                                      Options    Granted to Exercise              Stock Price Appreciation
                                      Granted    Employees   Price   Expiration        for Option Term
               Name                (# of shares)  in 2001    ($/Sh)     Date        5%($)          10%($)
               ----                ------------- ---------- -------- ----------   ----------     ----------
Eran Broshy.......................         --         --         --          --         --             --
John Emery........................    200,000       17.6%    $ 9.99    8/9/2011 $3,254,531     $5,182,297
Patrick Fourteau..................     12,000        1.1%    $12.56   1/29/2011 $  245,556     $  391,007
                                       30,000        2.6%    $ 4.37   10/5/2011 $  213,548     $  340,040
                                       40,000        3.5%    $ 2.62  11/28/2011 $  170,708     $  271,824
Leonard Vicciardo.................     12,000        1.1%    $12.56   1/29/2011 $  245,556     $  391,007
                                       40,000        3.5%      2.62  11/28/2011 $  170,708     $  271,824
Douglas Langeland.................     12,000        1.1%    $12.56   1/29/2011 $  245,556     $  391,007
                                       30,000        2.6%      2.62  11/28/2011 $  128,031     $  203,868
Gregory S. Patrick................         --         --         --          --         --             --
William C. Pollock................     25,000        2.2%    $12.56          --         --             --

   The following table sets forth information with respect to options exercised during fiscal 2001 to the individuals named in the Summary Compensation Table pursuant to the 1999 Stock Incentive Plan.

                                          Number of Securities
                    Shares               Underlying Unexercised   Value of Unexercised in-
                   Acquired              Options/SARs at Fiscal    the-money Options/SARs
                      on       Value            Year End             at Fiscal Year End
       Name        Exercise Realized($) Exercisable/Unexercisable Exercisable/Unexercisable
       ----        -------- ----------- ------------------------- -------------------------
Eran Broshy.......      --         --              --                        --
John Emery........      --         --              --                        --
Patrick Fourteau..      --         --              --                        --
Leonard Vicciardo.      --         --              --                        --
Douglas Langeland.      --         --              --                        --
Gregory S. Patrick  62,993   $500,007              --                        --
William C. Pollock  37,500   $297,656              --                        --

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information, to the knowledge of the Company, as of April 15, 2002 (except as otherwise noted), with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each of the executive officers of the Company named in the Summary Compensation Table under "Executive Compensation," and (iv) all directors and executive officers of the Company as a group.

                                                                 Number of Shares
                                                                  and Nature of
                                                                    Beneficial      Percent
                    Name of Beneficial Owner                        Ownership     of Class(1)
                    ------------------------                     ---------------- -----------
Daniel M. Snyder(2).............................................    2,797,914        12.2%
Mortimer B. Zuckerman(3)........................................    1,646,016         7.2%
Fred Drasner(4).................................................      755,204         3.3%
A. Clayton Perfall(5)...........................................       25,000           *
Don Conklin(6)..................................................       12,500           *
John R. Harris(7)...............................................       12,500           *
Eran Broshy(8)..................................................      515,846         2.3%
Patrick Fourteau(9).............................................      107,724           *
Leonard J. Vicciardo(10)........................................       76,889           *
Douglas E. Langeland (11).......................................        8,500           *
Michele D. Snyder(12)...........................................    1,151,490         5.0%
The TCW Group(13)...............................................    3,069,522        13.4%
Mellon Financial Corporation(14)................................    2,838,159        12.4%
State of Wisconsin Investment Board(15).........................    2,164,000         9.4%
Boston Partners Asset Management LP(16).........................    1,281,246         5.6%
All directors and executive officers as a group (10 persons)(17)    5,958,093        26.0%

--------
*   Denotes less than 1%.
(1) Based upon 22,992,397 shares of Common Stock outstanding as of April 15,
    2002.
(2) Includes 37,500 shares of common stock issuable upon exercise of options. The address for Daniel M. Snyder is 21300 Redskin Park Drive, Ashburn, Virginia 20147.
(3) Consists of shares of common stock held by USN College Marketing, L.P. ("College Marketing") (a limited partnership in which USN College Marketing, Inc. ("USN Inc.") is the general partner and Fred Drasner is the sole limited partner) and attributable to USN Inc.'s general partnership interest in College Marketing. USN Inc. is owned one third by Mortimer B. Zuckerman and two thirds by the MBZ Trust of 1996, for which an outside person acts as the Trustee. Mr. Zuckerman is the sole director of USN Inc. Includes 211,537 shares of common stock owned by USN, Inc. subject to a forward purchase contract with an unaffiliated third party. The contract obligates the contracting party to deliver shares or cash on the third trading day following July 30, 2001. To the extent that the value of the common stock appreciates between the date of the contract and its settlement date, the number of shares or amount of cash that must be delivered on the settlement date is reduced pursuant to a formula contained in the contract. Prior to the settlement date, College Marketing retains voting and dividend rights with respect to the shares that are the subject of the contract. Does not include 355,104 shares held by College Marketing that are beneficially owned by Mr. Drasner. See Note 5. Also includes 25,000 shares of common stock issuable upon exercise of options. Mr. Zuckerman's address is 599 Lexington Avenue, Suite 1300, New York, New York 10022. The address of MBZ Trust of 1996 is c/o Boston Properties, 8 Arlington Street, Boston, Massachusetts 02116.
(4) Consists of (i) 108,434 shares owned by Mr. Drasner in his individual capacity and over which he exercises sole voting and investment discretion,
    (ii) 355,104 shares beneficially owned by Mr. Drasner as limited partner in College Marketing and (iii) 266,666 shares beneficially owned by Mr. Drasner as a result of his ownership of F.D. Sutton, LLC ("Sutton") a limited liability company of which Mr. Drasner is the sole member. Also includes 25,000 shares of common stock issuable upon exercise of options.
(5) Includes 25,000 shares of common stock issuable upon exercise of options.
(6) Consists of options to purchase 12,500 shares of Ventiv common stock.
(7) Consists of options to purchase 12,500 shares of Ventiv common stock.
(8) Includes 251,970 shares of common stock issuable upon exercise of options and 188,976 shares of vested, restricted stock.
(9) Includes 28,000 shares of common stock issuable upon exercise of options and 14,724 shares of vested, restricted stock.