Form 10-Q
period 2002-03-31
VENTIV HEALTH INC
filed 2002-05-15
CIK 1089473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

                                       or

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

                               200 Cottontail Lane
                               Vantage Court North
                           Somerset, New Jersey 08873
              (Address of principal executive office and zip code)

                                 (800) 416-0555
              (Registrant's telephone number, including area code)

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

      Common Stock, par value $0.001, 22,992,397 shares outstanding as of May 3, 2002.

                               VENTIV HEALTH, INC.
                               QUARTERLY REPORT ON
                                    FORM 10-Q

                                                                                                                      Page
PART I. FINANCIAL INFORMATION

     ITEM 1.   Financial Statements
        Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
             and December 31, 2001 ...........................................................................          1

        Condensed Consolidated Statements of Earnings for the three-month
             periods ended March 31, 2002 and 2001 (unaudited) ...............................................          2

        Condensed Consolidated Statements of Cash Flows for the three-month
             periods ended March 31, 2002 and 2001 (unaudited) ...............................................          3

        Notes to Condensed Consolidated Financial Statements .................................................        4-9

     ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations .........................................................................      10-15

     ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ....................................         15


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings ...............................................................................         16

     ITEM 6. Exhibits and Reports on Form 8-K ................................................................         16

SIGNATURES ...................................................................................................         17

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                               VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                   March 31,    December 31,
                                                                                                     2002           2001
                                                                                                     ----           ----
                                                                                                  (unaudited)
ASSETS
   Current assets:
      Cash and equivalents ..............................................................         $  35,055     $    44,057
      Restricted cash ...................................................................             2,475           1,025
      Accounts receivable, net of allowances for doubtful accounts of $1,719
         and $1,743 at March 31, 2002 and December 31, 2001, respectively ...............            44,814          51,228
      Unbilled services .................................................................            28,310          43,803
      Current deferred tax asset ........................................................               963             956
      Assets held for sale ..............................................................             6,728           8,101
      Other current assets ..............................................................             7,671           6,529
                                                                                                  ---------     -----------
            Total current assets ........................................................           126,016         155,699
   Property and equipment, net ..........................................................            31,989          34,708
   Goodwill and other intangible assets, net ............................................            32,677          32,837

   Deferred tax assets ..................................................................            10,180          10,208
   Note receivable, investments, deposits and other non-current assets ..................               661             616
                                                                                                  ---------     -----------
            Total assets ................................................................         $ 201,523     $   234,068
                                                                                                  =========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .................................................         $      --     $    35,000
   Current portion of capital lease obligations .........................................             8,332           8,538
   Liabilities held for sale ............................................................             5,308           7,534
   Accrued payroll, accounts payable and accrued expenses ...............................            49,726          52,903

   Client advances and unearned revenue .................................................            31,707          21,964
                                                                                                  ---------     -----------
            Total current liabilities ...................................................            95,073         125,939
   Capital lease obligations ............................................................            15,012          16,974
   Other non-current liabilities ........................................................               151             134
                                                                                                  ---------     -----------
   Total liabilities ....................................................................           110,236         143,047

   Commitments and contingencies ........................................................                --              --

   Stockholders' Equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
      and outstanding at March 31, 2002 and December 31, 2001 ...........................                --              --
   Common stock, $.001 par value, 50,000,000 shares authorized;
      22,992,397 shares issued at March 31, 2002 and December 31, 2001 ..................                23              23
   Additional paid-in-capital ...........................................................           157,864         157,864
   Deferred compensation ................................................................            (1,105)         (1,275)
   Accumulated other comprehensive losses ...............................................            (4,373)         (4,063)
   Accumulated deficit ..................................................................           (61,122)        (61,528)
                                                                                                  ---------     -----------
            Total stockholders' equity ..................................................            91,287          91,021
                                                                                                  ---------     -----------
            Total liabilities and stockholders' equity ..................................         $ 201,523     $   234,068
                                                                                                  =========     ===========


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                            2002             2001
                                                                                            ----             ----
                                                                                                 (unaudited)
Revenues .......................................................................         $  92,572        $ 102,131
Operating expenses:
   Costs of services ...........................................................            81,834           85,605
   Selling, general and administrative expenses ................................             8,939           11,463
                                                                                         ---------        ---------
Operating earnings .............................................................             1,799            5,063
Interest expense ...............................................................              (600)            (996)
Investment income ..............................................................               110              207
Loss on investment in equity of non-affiliate ..................................                --             (500)
                                                                                         ---------        ---------
Earnings from continuing operations before income taxes ........................             1,309            3,774
Provision for income taxes .................................................                   563            1,429
                                                                                         ---------        ---------
Net earnings from continuing operations ........................................               746            2,345
                                                                                         ---------        ---------
Losses from discontinued operations:
    Results of operations, net of taxes ........................................              (340)            (975)
    Estimated loss on disposal of discontinued operations, net of taxes ........                --               --
                                                                                         ---------        ---------
                                                                                              (340)            (975)
                                                                                         ---------        ---------

Net earnings ...................................................................         $     406        $   1,370
                                                                                         =========        =========

Earnings (losses) per share (see Note 2):

Continuing operations
   Basic ......................................................................          $    0.03        $    0.10
   Diluted .....................................................................         $    0.03        $    0.10
Discontinued operations:
   Basic .......................................................................         $   (0.01)       $   (0.04)
   Diluted .....................................................................         $   (0.01)       $   (0.04)
Net earnings:
   Basic .......................................................................         $    0.02        $    0.06
   Diluted .....................................................................         $    0.02        $    0.06

      See accompanying notes to condensed consolidated financial statements

                               VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           For the Three Months
                                                                                             Ended March 31,
                                                                                             ---------------
                                                                                             2002        2001
                                                                                             ----        ----
                                                                                               (unaudited)
Cash flows from operating activities:
   Net earnings .........................................................................   $   406    $  1,370
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Net loss from discontinued operations .............................................       340         975
      Depreciation ......................................................................     3,479       3,130
      Amortization ......................................................................        75       1,060
      Deferred taxes ....................................................................        21         314
      Losses on disposals of capital assets .............................................       185         183
      Non-cash expense for write-off of deferred financing costs ........................       314          --
      Non-cash expense for restricted stock vesting .....................................       170         166
      Non-cash  expense for valuation allowance on note receivable ......................       412          --
      Non-cash expense for loss on investment in equity of non-affiliate ................        --         500
   Net changes in assets and liabilities:
      Restricted Cash ...................................................................        --         201
      Accounts receivable, net ..........................................................     6,413      (3,940)
      Unbilled services .................................................................    15,241     (24,420)
      Deposits and other non-current assets .............................................    (1,142)     (1,252)
      Accrued payroll, accounts payable and accrued expenses ............................    (3,176)       (852)
      Client advances and unearned revenue ..............................................     9,742         643
      Other .............................................................................       107         371
                                                                                            -------    --------
   Net cash provided by (used in) operating activities ..................................    32,587     (21,551)
                                                                                            -------    --------

Cash flows from investing activities:
       Capital expenditures .............................................................    (1,030)     (1,571)
      Other .............................................................................        --         (28)
                                                                                            -------    --------
   Net cash used in investing activities ................................................    (1,030)     (1,599)
                                                                                            -------    --------

Cash flows from financing activities:

      Net borrowings (repayments) of debt ...............................................   (35,000)      3,971
      Repayments of capital lease obligations ...........................................    (2,176)     (1,907)
      Collaterization of obligations under standby letter of credit ....................    (1,450)         --
      Funding of product commercialization expenditures ..............................        (320)         --
      Financing costs for new debt facility .............................................     (288)         --
      Proceeds from the exercise of stock options .......................................       --         714
                                                                                            -------    --------
Net cash provided by (used in) financing activities .....................................   (39,234)      2,778
                                                                                            -------    --------
Net cash provided by (used in) discontinued operations ..................................    (1,193)      2,146
Effect of exchange rate changes on cash and equivalents .................................      (132)       (234)
                                                                                            -------    --------
Net decrease in cash and equivalents ....................................................    (9,002)    (18,460)
Cash and equivalents, beginning of period ...............................................    44,057      27,157
                                                                                            -------    --------
Cash and equivalents, end of period .....................................................   $35,055    $  8,697
                                                                                            =======    ========

Supplemental disclosures of cash flow information:
      Cash paid for interest ............................................................   $   845    $    972
      Cash paid for income taxes ........................................................   $    29    $    581

Supplemental disclosures of non-cash activities:
      Vehicles acquired under capital lease arrangements ................................   $   191    $  4,674

      See accompanying notes to condensed consolidated financial statements

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

        The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows of the Company for the three-month periods ended March 31, 2002 and 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain balances as of December 31, 2001 have been reclassified to conform to the March 31, 2002 balance sheet presentation.

        These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 and April 30, 2002, respectively.

2.   Adoption of New Goodwill Standard

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001. We have adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, and after consideration of our goodwill impairment charges recorded in third quarter of 2001, we will no longer amortize the current net goodwill carrying amount of approximately $31.1 million. SG&A expense for the three months ended March 31, 2001 includes goodwill amortization of approximately $0.8 million. We have not completed our initial analysis under SFAS No. 142, but we expect to complete this analysis prior to June 30, 2002. If the carrying amount of goodwill is found to exceed its fair value, an impairment loss will be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill.



3.   Earnings Per Share:

        The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three-month periods ended March 31, 2002 and 2001:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                2002                    2001
                                                                                ----                    ----
                                                                         (in thousands, except per share data)
Basic EPS Computation
   Net earnings ...................................................      $        406         $         1,370
   Weighted average common shares issued and outstanding ..........            22,823                  22,475
                                                                         ------------         ---------------
   Basic EPS ......................................................      $       0.02         $          0.06
                                                                         ============         ===============
Diluted EPS Computation
   Net earnings ...................................................      $        406         $         1,370
   Adjustments to net earnings ....................................                --                      --
                                                                         ------------         ---------------
   Adjusted net earnings ..........................................      $        406         $         1,370
                                                                         ------------         ---------------
   Diluted common shares outstanding:
      Weighted average common shares outstanding ..................            22,823                  22,475
      Stock options ...............................................                --                     794
      Restricted stock awards .....................................                --                     169
                                                                         ------------         ---------------
      Total diluted common shares issued and outstanding ..........            22,823                  23,438
                                                                         ------------         ---------------
      Diluted EPS .................................................      $       0.02         $          0.06
                                                                         ============         ===============

                               VENTIV HEALTH, INC.

        For the three-month period ending March 31, 2002, there were no adjustments for the effect of stock options and restricted stock awards, as they would have had an anti-dilutive effect.

4.   Significant Clients:

        During the three-month period ended March 31, 2002, two clients, Reliant Pharmaceuticals, Inc. ("Reliant"), and Bayer Corporation ("Bayer") accounted for approximately 21.7% and 11.4% respectively, of the Company's total revenue. For the three-month period ended March 31, 2001, two clients, Reliant and Bristol-Myers Squibb, Inc. ("BMS"), accounted for 21.1% and 17.1%, respectively, of the Company's total revenue.

        At March 31, 2002 and 2001 the Company had one client, Reliant, that accounted for 24% and 19%, respectively, of billed accounts receivable. The Company had three clients at March 31, 2002, Reliant, BMS, and Endo Pharmaceuticals, Inc., that accounted for 35%, 12% and 16%, respectively, of unbilled receivables. At March 31, 2001 the Company had two clients, BMS and Reliant, which comprised 39.9% and 28.9% of unbilled receivables, respectively.

        In June 2001, BMS notified the Company of its intent to cease sales force promotion services under the existing contract, effective as of December 31, 2001. Services with respect to sales force promotion of Cefzil(R) were continued at the client's request through March 31, 2002, pursuant to a letter agreement between Ventiv Health U.S. Sales LLC and BMS.

        In February 2002, Ventiv was notified by Reliant of its intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant at any time. As a consequence of the conversion, Ventiv will not receive revenues for contract sales services under this agreement commencing
April 1, 2002.

5.   Restricted Cash

        On February 19, 2002, the Company pledged approximately $1.5 million of cash as collateral on an outstanding standby letter of credit, issued in support of a fleet leasing arrangement for the Company's U.K. operation. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheet as of March 31, 2002.

        The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $1.0 million as of March 31, 2002 and December 31, 2001, respectively.

6.   Comprehensive Earnings:

        SFAS No. 130, "Reporting Comprehensive Income", became effective in 1998. This statement established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

                               VENTIV HEALTH, INC.

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                --------------
                                                                                                2002       2001
                                                                                                ----       ----
                                                                                                  (unaudited)
                                                                                                 (in thousands)
Net earnings .......................................................................         $    406    $ 1,370
Other comprehensive losses, net of tax:
   Foreign currency translation adjustment .........................................             (310)      (898)
                                                                                             --------    -------
Comprehensive earnings .............................................................         $     96    $   472
                                                                                             ========    =======

7.   Capital Lease Obligations:

        During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its U.S. Contract Sales business unit. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $0.2 million and $4.7 million during the three-month period ended March 31, 2002 and 2001, respectively.

8.    Discontinued Operations:

         Based on historical performance, in September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's medical education and communications' unit in Stamford, Connecticut. During the first quarter of 2002, the Company entered into a non-binding letter of intent for the sale of their business unit. Accordingly, all assets and liabilities specifically related to this business unit have been classified as "held for sale" in the accompanying balance sheets of March 31, 2002 and December 31, 2001.

         Below is a summary of the results of this operation:

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                ---------------
                                                                                                2002       2001
                                                                                                ----       ----
                                                                                                 (unaudited)
                                                                                                 (in thousands)
Revenue ............................................................................         $  5,107   $  2,718
Loss before income taxes ...........................................................             (523)    (1,371)
Benefit from income taxes ..........................................................              183        396
                                                                                             --------   --------
Net loss from discontinued operations ..............................................         $   (340)  $   (975)
                                                                                             ========   ========

         Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut operations to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received $2.4 million at closing (subject to a final working capital adjustment calculation) and a note receivable for $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc.

9.   Segment Information:

        During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During the fourth quarter of 2001, the Company evaluated its internal reporting practices and has identified reportable segments based on its current management structure. The Company now segregates reportable segments, based on products and services offered, into the following five operating segments: U.S. Contract Sales, European Contract Sales, Planning and Analytics, Communications and Other (including Ventiv Integrated Solutions and corporate operations). Management measures operating performance of the business segments based on operating income before restructuring and other non-recurring charges.

                               VENTIV HEALTH, INC.

The following presents information about the reported segments:

                                                   For the Three Months Ended
                                                           March 31,
                                                           ---------
                                                       2002           2001
                                                       ----           ----
                                                           (unaudited)
                                                          (in thousands)
Revenue:
U.S. Contract Sales ........................         $ 62,045          $ 66,967
European Contract Sales ....................           21,414            26,019
Planning and Analytics ....................             6,193             6,282
Communications .............................            2,416             2,863
Other ......................................              504                --
                                                     --------          --------
          Total revenue ....................         $ 92,572          $102,131
                                                     ========          ========


                                                   For the Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2002           2001
                                                       ----           ----
                                                           (unaudited)
                                                          (in thousands)
Operating earnings:
U.S. Contract Sales ............................     $  3,587          $  6,219
European Contract Sales ........................         (263)            1,190
Planning and Analytics .......................          1,332               716
Communications .................................         (162)             (459)
Other ..........................................       (2,695)           (2,603)
                                                     --------          --------
          Total operating earnings .............     $  1,799          $  5,063
                                                     ========          ========

                                                    March 31,       December 31,
                                                    ---------       ------------
                                                       2002             2001
                                                       ----             ----
                                                           (in thousands)
                                                    (unaudited)
Total Assets:
U.S. Contract Sales ........................         $109,900          $121,552
European Contract Sales ....................           35,467            36,587
Planning and Analytics ...................              9,724            10,804
Communications .............................           14,051            14,350
Other ......................................           25,653            42,674
                                                     --------          --------
                                                      194,795           225,967
Assets held for sale .......................            6,728             8,101
                                                     --------          --------
Total assets ...............................         $201,523          $234,068
                                                     ========          ========

Below is a reconciliation of total segment operating earnings before restructuring and other non-recurring charges to earnings from continuing operations before income taxes:

                               VENTIV HEALTH, INC.

                                                                                       For the Three Months
                                                                                              Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                        2002            2001
                                                                                        ----            ----
                                                                                            (unaudited)
                                                                                          (in thousands)
Operating earnings from segments ...............................................      $ 1,799        $ 5,063
Interest expense ...............................................................         (600)          (996)
Investment income ..............................................................          110            207
Loss on investment in equity of non-affiliates .................................           --           (500)
                                                                                      -------        -------
     Earnings from continuing operations before income taxes ...................      $ 1,309        $ 3,774
                                                                                      =======        =======

The Company's operations are primarily in the United States and Western Europe. Below is a geographic separation of the revenue sources:

                                                  For the Three Months Ended
                                                           March 31,
                                                           ---------
                                                    2002                 2001
                                                    ----                 ----
                                                          (unaudited)
                                                         (in thousands)
Revenue:
United States ................................    $ 71,158             $ 76,112
Europe .......................................      21,414               26,019
                                                  --------             --------
Total ........................................    $ 92,572             $102,131
                                                  ========             ========

10.  Subsequent Events:

Ventiv Integrated Solutions

     On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through VIS and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.4 million or 50% of the amounts advanced to date and approved for funding as of March 31, 2002. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

Plan of Divestiture

     As part of a strategic decision to better focus the Company on its core capabilities and operating segments, in April 2002, the Company's Board of Directors approved a plan to divest the net assets of its medical education business based in Alpharetta, Georgia. This business unit independently develops and organizes large symposia and congresses that are then sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. On April 30, 2002, the Company signed a non-binding letter of intent for the sale of substantially all the net assets of this business unit. We expect this transaction to be completed in early June 2002.

                               VENTIV HEALTH, INC.

     The Company intends to reflect the results of operations of this business unit as a discontinued operation, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", beginning in April 2002. Results of operations from this business unit, net of tax, were a loss of $0.1 million and near break-even for the three-month periods ended March 31, 2002 and 2001, respectively, and income of $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively.

     The Company is currently estimating the potential loss, if any, on disposal of this discontinued operation.

Ventiv Health Inc.'s 1999 Stock Incentive Plan

     On May 1, 2002, the Company filed a Schedule TO with the U.S. Securities and Exchange Commission, relating to the commencement of an offer to exchange stock options held by employees and consultants under the Company's 1999 Stock Incentive Plan (the "Stock Plan"). At the election of the holders, unexercised options may be surrendered for new option awards to be issued on or about December 2, 2002, at a price equal to the greater of $4 or the then current market value of the Company's common stock as listed on the NASDAQ. The replacement options will be granted only to holders who elect to participate in the exchange offer and are employees of our consultants to the Company on the date the replacement options are issued. The Company has initiated this offer in order to provide better performance incentives for its key employees and consultants, in an effort to increase retention of these individuals.

Amended and Restated Contract Sales Force and Co-promotion Agreement with Bayer

     Effective May 15, 2002, the Company's contract sales agreement with Bayer has been amended and restated to provide for (i) an extension of the promotion term end date from May 31, 2003 to December 31, 2003 and (ii) a new fixed fee structure for services rendered from May 15, 2002 to the end of the promotion term. Under the original terms of the Bayer agreement and through May 14, 2001, the Company received certain fees that covered a substantial portion, but not all of the Company's costs of services relating to this engagement.

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

        The following information should be read in conjunction with the condensed consolidated financial statements, accompanying notes and other financial information included in this Quarterly Report on Form 10-Q and in the Company's most recent Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2001.

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

Overview

        The Company provides integrated marketing services for its clients, primarily pharmaceutical and life sciences companies. The Company conducts its business throughout the United States ("U.S."), the United Kingdom ("U.K."), France, Germany, Hungary and Austria. The Company is organized into operating segments based on products and services. Ventiv's services are designed to develop, execute and monitor strategic marketing plans for pharmaceutical and other life sciences products and to conduct medical education and communications programs, consisting primarily of sponsored events and clinical symposia for the benefit of the medical community, as well as other marketing support services. The Company is organized into five business segments, based on products and services offered, as follows: U.S. Contract Sales, European Contract Sales, Planning and Analytics, Communications and Other (which includes Ventiv Integrated Solutions ("VIS") and corporate operations).

Recent Business Developments

        In February 2002, the Company was notified by Reliant Pharmaceuticals, Inc. ("Reliant") of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenue from this client relationship represented 21.7% and 20.4% of the Company's revenues for the three-month period ended March 31, 2002 and twelve-month period ended December 31, 2001, respectively. As a consequence of the conversion, Ventiv will not receive revenues for contract sales services under the Ventiv-Reliant contract commencing April 1, 2002.

        On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic
(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through VIS and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.4 million or 50% of the amounts advanced to date and approved for funding as of March 31, 2002. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

        As part of a strategic decision to better focus the Company on its core capabilities and operating segments, in April 2002, the Company's Board of Directors approved a plan to divest the net assets of its communications business based in Alpharetta, Georgia. This business unit independently develops and organizes large symposia and congresses that are then sponsored by various pharmaceutical, biotech and life sciences companies and related organizations. On April 30, 2002, the Company signed a non-binding letter of intent for the sale of substantially all the net assets of this business unit. We expect to complete this transaction in early June 2002.

        The Company intends to reflect the results of operations of this business unit as a discontinued operation, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", beginning in April 2002. Results of operations from this business unit, net of tax, were a loss of $0.1 million and near break-even for the three-month periods ended March 31, 2002 and 2001, respectively, and income of $0.2 million and $0.5 million for the years ended December 31, 2001 and 2000, respectively. The Company is currently estimating the potential loss, if any, on disposal of this discontinued operation.

        Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut - based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received $2.4 million at closing (subject to a final working capital adjustment calculation) and a note receivable for $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc.

Amended and Restated Contract Sales Force and Co-promotion Agreement with
Bayer

        Effective May 15, 2002, the Company's contract sales agreement with Bayer has been amended and restated to provide for (i) an extension of the promotion term end date from May 31, 2003 to December 31, 2003 and (ii) a new fixed fee structure for services rendered from May 15, 2002 to the end of the promotion term. Under the original terms of the Bayer agreement and through May 14, 2001, the Company received certain fees that covered a substantial portion, but not all of the Company's costs of services relating to this engagement.

Results of Operations

        The following sets forth, for the periods indicated, certain components of Ventiv's condensed consolidated statements of earnings, including such data as a percentage of revenues.

($'s in 000's)                                                                            For the three months ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                       2002                      2001
                                                                                       ----                      ----
                                                                                                (in thousands)
                                                                                                 (unaudited)

Revenues                                                                       $  92,572     100.0 %   $  102,131       100.0 %
Operating expenses
Costs of services                                                                 81,834      88.4 %       85,605        83.8 %
Selling, general and administrative expenses                                       8,939       9.5 %       11,463        11.2 %
                                                                               ---------    -------    ----------      -------
Operating earnings                                                                 1,799       1.9 %        5,063         5.0 %
Interest expense                                                                    (600)     (0.6)%         (996)       (1.0)%
Investment income                                                                    110       0.1 %          207         0.2 %
Loss on investment in equity of non-affiliate                                         --        -- %         (500)       (0.5)%
                                                                               ---------    -------    ----------      -------
Earnings from continuing operations before income taxes                            1,309       1.4 %        3,774         3.7 %
Provision for income taxes                                                           563       0.6 %        1,429         1.4 %
                                                                               ---------    -------    ----------      -------
Net earnings from continuing operations                                              746       0.8 %        2,345         2.3 %
                                                                               ---------    -------    ----------      -------
Losses from discontinued operations:
Results of operations, net of taxes                                                 (340)     (0.4)%         (975)       (1.0)%
Estimated loss on disposal of discontinued operations, net of taxes                   --      (0.0)%           --         0.0 %
                                                                               ---------    -------    ----------      -------
Net losses from discontinued operations                                             (340)     (0.4)%         (975)       (1.0)%
                                                                               ---------    -------    ----------      -------
Net earnings                                                                   $     406       0.4 %   $    1,370         1.3 %
                                                                               =========    =======    ==========      =======

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues: Revenues decreased by approximately $9.6 million, or 9.4%, to $92.6 million in the three-month period ended March 31, 2002, from $102.1 million in the three months ended March 31, 2001.

        Revenues in our U.S. Sales business unit were $62.0 million, a decrease of $5.0 million or 7.5% from the $67.0 million in the same period in 2001, and accounted for 67.0% of total Ventiv revenues for the three months ended March 31, 2002. This decrease primarily resulted from the conclusion of contracts with Novartis AG in the second quarter of 2001 and Forest Laboratories, Inc. in the fourth quarter of 2001, and the planned conversion of the Novo Nordisk field force in the second quarter of 2001. These reductions in revenues were partially offset by new business with Bayer Corporation ("Bayer"), which commenced in the second quarter of 2001, the continuation of the Bristol-Myers Squibb ("BMS") contract term to the end of first quarter of 2002 and several other new contracts that were entered into subsequent to the first quarter of 2001. At the request of the client, we continued to promote Cefzil(R) through March 31, 2002, pursuant to a letter agreement with BMS.

        The Company's European Sales business generated revenues of $21.4 million, a decrease of 18% from the first quarter of 2001. Revenues generated by the European Sales business represented 22.9% of total revenues for the fiscal quarter ended March 31, 2002. The decrease in revenue was due in part to the termination of certain contracts and lower overall syndicated sales force utilization in both the U.K. and France. Revenues for the first quarter of 2001 included approximately $0.9 million from a favorable settlement with a client of our French business unit. Revenues of our operation in Germany were consistent with 2001 levels.

        Communications' revenues represented 2.6% of the Company's total revenues for the first quarter of 2002. Revenues for the business segment were approximately $2.4 million for the three months ended March 31, 2002, which represented a decrease of $0.5 million from the $2.9 million of revenue recorded in 2001. The decrease in revenues was primarily a result of reduced demand for telemarketing and other direct marketing services, plus a decrease in demand for single sponsor symposia and conventions.

        Our Planning and Analytics business, Health Products Research
("HPR"), generated 6.6% of total revenues, and $6.2 million and $6.3 million in the three-month periods ended March 31, 2002 and 2001, respectively. Revenue was consistent with the first quarter of 2001.

        Costs of Services: Costs of services decreased by approximately $4.2 million or 4.9%, to $ 81.4 million this fiscal quarter from $85.6 million in the three-month period ending March 31, 2001. Costs of services increased as a percentage of revenues to 88.0% from 83.8% in the three-month periods ended March 31, 2002 and 2001, respectively.

        Costs of services at U.S. Sales decreased by approximately $1.3 million or 2.3%, to $56.0 million in 2002 from $57.3 million in 2001. Costs of services were 90.3% of revenue in 2002 compared to 85.6% in 2001. In 2001, the Company received incentive fees of approximately $2.1 million for which there were no corresponding costs of services. No similar payments were received in 2002. In addition, the Bayer engagement operated at a break-even margin level on a significant revenue stream in the first quarter of 2002. During the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated future losses under this contract.

        Costs of services for Ventiv's European Sales business were $19.3 million, a decrease of $2.7 million or 12.4%, from $22.0 million in 2001. Costs of services increased to 90.0% of revenue in 2002 from 84.6% in 2001. This increase was primarily due to the effect of a favorable settlement with a client of our French business unit, recognized in the first quarter of 2001.

        Costs of services for the Communications business were $2.1 million in 2002 compared to $2.5 million in 2001. This change is generally consistent with the decrease in revenue, and included a modest amount of cost savings resulting from changes in staffing levels at the telemarketing and other direct marketing arm of the business.

        HPR's costs of services were $3.6 million for 2002, a decrease of $0.2 million or 5.1%, from $3.8 million in 2001. Costs of services represented 57.6% of revenue in 2002 compared to 59.8% in 2001. The increase as a percent of revenue is due, primarily, to a static cost base while revenue had decreased slightly.

        Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $2.1 million, or 18.4%, to $9.4 million from $11.5 million in the three month periods ending March 31, 2002 and 2001, respectively. SG&A expenses decreased as a percentage of revenue to 10.1% for the three months ending March 31, 2002 from 11.4% for the three months ending March 31, 2001. SG&A as a whole decreased by $1.0 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002.

        SG&A expenses at U.S. Sales decreased by approximately $1.0 million or 28.8%, to $2.4 million at March 31, 2002 from $3.4 million at March 31, 2001. This decrease is primarily due to restructuring actions taken during the third quarter of 2001, together with the discontinuance of amortization of goodwill pursuant to SFAS 142.

        SG&A expenses at Ventiv's European Sales business were approximately $2.4 million and $2.8 million at March 31, 2002 and 2001, respectively, representing a decrease of $0.4 million or 14.8%. This decrease was primarily the result of a combination of the write-down of intangible assets during the third quarter of 2001 and the application of SFAS 142.

        Communications' SG&A expenses were approximately $0.5 million and $0.8 million at March 31, 2002 and 2001 respectively. The decrease was primarily related to the write-down of intangible assets relating to the Promotech Research Associates, Inc. business unit in the third quarter of 2001 and the elimination of the amortization of remaining goodwill following the implementation of SFAS 142.

        SG&A expenses at HPR decreased by approximately $0.5 million or 28.4% to $1.3 million at March 31, 2002 from $1.8 million at March 31, 2001. The decrease is due to a reduction of cost in the compensation and benefits to employees, resulting from turnover involving some higher-level management positions.

        SG&A for the Other business segment was approximately $2.7 million for the three months ending March 31, 2002, an increase of approximately $0.1 million or 5.4% from $2.6 million for the three months ending March 31, 2001. The increase was mainly related to the effect of a valuation allowance of $0.4 million recorded on the note receivable relating to cumulative funding and funding commitments (through March 31, 2002) of the Cellegesic(R) product's commercialization effort. Following Cellegy's announcement, management provided a valuation allowance of $0.4 million or 50% of the amounts advanced to date and approved for funding as of March 31, 2002. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA. Increases in the SG&A at VIS were partially offset by cost savings at corporate which resulted from the restructuring actions taken in the third quarter of 2001.

     Interest Expense: Ventiv recorded $0.6 million and $1.0 million of interest expense in the three months ended March 31, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. The Company incurred 0.1 million and $0.4 million of interest expense related to payments made under the capital lease arrangement for its U.S. Sales business unit's automobile fleet, in the three-month periods ended March 31, 2002 and 2001, respectively,.

        Investment Income: Ventiv recorded approximately $0.1 million and $0.2 million of investment income in the three months ended March 31, 2002 and 2001, respectively. Variations in our investment income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

        Loss on investment in equity of non-affiliate: During the first quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), advised us of their intent to effect a significant restructuring of their business. On May 8, 2001, Helios filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment in Helios, effective March 31, 2001. There was no similar charge recorded in first quarter of 2002.

        Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 43.0% and 38% for the three-month periods ended March 31, 2002 and 2001, respectively. The difference in the rate is primarily the result of a shift in the expected distribution of earnings across the Company's various business units and legal entities. Results of discontinued operations have been shown net of tax, reflecting benefits from income taxes at estimated effective rates of 35.0% and 29.0% for the three-month periods ended March 31, 2002 and 2001, respectively.

        Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $1.0 million to a $0.4 million, from earnings of $1.4 million, in the three months ended March 31, 2002 and 2001, respectively. Earnings per share decreased to $0.02 for the three-month period ending March 31, 2002 from earnings of $0.06 for the three-month period ending March 31, 2001. Lower average margins, partially offset by the benefits of cost savings strategies and the elimination of amortization of goodwill, contributed to the decrease in net earnings, as more fully explained above.

Liquidity and Capital Resources

        At March 31, 2002, Ventiv had $35.1 million of cash and cash equivalents, a decrease of $9.0 million from December 31, 2001. For the three-month periods ending March 31, 2002 compared to March 31, 2001, cash provided by operations increased by $54.2 million from a use of $21.6 million to a source of $32.6 million. Cash used in investing activities decreased by $0.6 million to $1.0 million, and cash used in financing activities decreased by $42.0 million from a source of $2.8 million in 2001 to a use of $39.2 million over the same comparative periods. The Company had a net use of cash through its discontinued operations of $1.2 million and a source of $2.1 million in the three-month periods ended March 31, 2002 and 2001, respectively.

        Cash provided by operations was $32.6 million in the three-month period ended March 31, 2002, as compared to a use of $21.6 million in 2001. This increase was, in large part, due to the billing and collection of certain payments due under the terms of the original Bayer agreement. Bayer paid the Company $35.8 million in February 2002. The Company also had an overall improvement in collections of outstanding billed accounts receivable. In addition, there was a significant decrease in the amount of unbilled receivables in 2002 as compared to 2001. This change was primarily attributable to changes in the timing of billings and payments for services rendered under specific contracts in the first quarter of 2001, most notably the BMS agreement.

        Cash used in investing activities was $1.0 million and $1.6 million through March 31, 2002 and 2001, respectively, consisting almost entirely of capital expenditures in both periods.

         Cash used in financing activities was $39.2 million, as compared to cash provided by financing activities of $2.8 million for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). The Company also commenced funding of the Cellegesic commercialization effort, pursuant to the terms of VIS's agreement with Cellegy, for costs incurred in the pre-launch phase. During the three-month period ending March 31, 2002, the Company advanced approximately $0.3 million to Cellegy, and had committed to advance an additional amount of approximately $0.5 million, pursuant to the terms of the funding arrangement. As a result of Cellegy withdrawing its application to the FDA for their Cellegesic(R) product, the Company has recorded a valuation reserve of 50% of the amounts advanced or pending funding as of March 31, 2002. In addition, the Company paid fees of approximately $0.3 million in connection with its new credit facility, effective as of March 29, 2002. These fees have been capitalized and will be amortized over the three-year term of the agreement. During the three-month periods ending March 31, 2002 and 2001, the Company made capital lease payments of $2.2 million and $1.9 million, respectively, under its US Sales' fleet lease agreement .

     On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, expiring on December 1, 2003. At December 31, 2001, the Company had $35.0 million outstanding under this line of credit with a weighted average interest rate of 4.39%. Based on the Company's financial results for the twelve-month period ending September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. Accordingly, all amounts due under this facility were classified as current as of December 31, 2001. On February 13, 2002, the Company repaid all amounts outstanding under this facility. On March 29, 2002, the Company entered into a new asset-based lending agreement with Foothill Capital Corporation ("FCC"), a wholly owned subsidiary of Wells Fargo and Company. This new revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT").

        After consideration of certain significant customer payments received in the first quarter of 2002, and the repayment of obligations due under the original credit facility, we believe that we currently have adequate cash and equivalents available for our operating needs. Accordingly, we believe that our cash and equivalents, cash to be provided by operations and available credit under our new credit facility will be sufficient to fund our current operating requirements, including projected funding obligations under the Cellegy agreement (see "Recent Business Developments"), and planned capital expenditures over the next 12 months and for the foreseeable future.

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

        The Company is subject to the impact of foreign currency fluctuations, specifically that of the British Pound, and, subsequent to January 1, 2002, the Euro (in lieu of the French Franc and the German Mark). To date, changes in the exchange rates of the British Pound, German Mark, French Franc and the Euro have not had a material adverse impact on our liquidity or results of operations. We continually evaluate our exposure to exchange rate risk but do not currently hedge such risk. The introduction of the Euro has not had a material impact on our operations or cash flows. We will continue to evaluate the impact of the introduction of the Euro on our operations in France and Germany.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in market interest rates and foreign currency exchange rates. To the extent we have borrowings outstanding under our credit facility at any given time, we are subject to interest rate risk on our debt for changes in LIBOR and other contractual base rates, and we are also subject to foreign currency exchange rate risk with respect to our international operations. We do not currently engage in hedging or other market risk management tools with respect to these exposures.

Foreign Currency Exchange Rate Exposure

        Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at March 31, 2002. The Company's material exposures to foreign exchange rate fluctuations relate to the Euro and British Pound. For the three-month period ending March 31, 2001, 23% of the Company's consolidated revenue was from foreign sources, of which approximately 36%, 23%, and 41% of those foreign-sourced revenues were generated by operating units based in France, the United Kingdom and Germany, respectively. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets, liabilities and revenues.

                                                               10% Decrease in
                                                  Balance at    Value of Local
                                                   March 31,    Currencies to
                                                     2002          US Dollar
                                                     ----          ---------
Total Assets ....................................  $ 201,523       $ 197,976
Total Liabilities ...............................  $ 110,236       $ 108,232
Revenues ........................................  $  92,572       $  90,431


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     Current Report on Form 8-K, filed as of February 6, 2002, regarding notification to the Company by Reliant Pharmaceuticals, LLC ("Reliant") of their intention to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment, effective April 1, 2002. Reliant represented 20.6% and 20.4% of consolidated revenues for the threemonths ended March 31, 2002 and the year ended December 31, 2001, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VENTIV HEALTH, INC.

Date: May 15, 2002                By:         /s/ John R. Emery
                                      ____________________________________
                                                 John R. Emery
                                            Chief Financial Officer