Form 10-Q
period 2002-06-30
VENTIV HEALTH INC
filed 2002-08-14
CIK 1089473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

        Common Stock, par value $0.001 22,992,397 shares outstanding as of August 9, 2002.

                               VENTIV HEALTH, INC.
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                     Page
PART I. FINANCIAL INFORMATION

   ITEM 1.   Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
        and December 31, 2001 (unaudited)......................................         1

     Condensed Consolidated Statements of Earnings for the three- and six-month
        periods ended June 30, 2002 and 2001 (unaudited) ......................         2

     Condensed Consolidated Statements of Cash Flows for the six-month
        periods ended June 30, 2002 and 2001 (unaudited) ......................         3

     Notes to Condensed Consolidated Financial Statements .....................      4-10

   ITEM 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................     11-18

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .........     18-19

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings ..................................................        19

   ITEM 4. Submission of Matters to a Vote of Security Holders ................        20

   ITEM 6. Exhibits and Reports on Form 8-K ...................................        20

SIGNATURES ....................................................................        21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                               VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              June 30,        December 31,
                                                                                                2002              2001
                                                                                                ----              ----
                                                                                                      (unaudited)
ASSETS
Current assets:
    Cash and equivalents ....................................................................    $ 27,297        $ 35,427
    Restricted cash ........ ................................................................      17,374           1,025
    Accounts receivable, net of allowances for doubtful accounts of $1,007
     and $988 at June 30, 2002 and December 31, 2001, respectively ..........................      35,429          38,481
    Unbilled services .......................................................................      15,437          42,480
    Prepaid expenses and other current assets ...............................................       2,666           1,047
    Current deferred tax asset ..............................................................         536           1,099
    Assets of discontinued and held for sale operations......................................      38,055          55,612
                                                                                                 --------        --------
            Total current assets ............................................................     136,794         175,171
Property and equipment, net .................................................................      17,708          30,542
Goodwill and other intangible assets, net ...................................................      20,791          20,813
Deferred taxes and other non-current assets..................................................       9,414           9,043
                                                                                                 --------        --------
            Total assets ....................................................................    $184,707        $235,569
                                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit .........................................................    $ 15,000        $ 35,000
   Current portion of capital lease obligations .............................................       4,615           8,516
   Accrued payroll, accounts payable and accrued expenses ...................................      24,643          34,922
   Current income tax liabilities ...........................................................         936           2,533
   Client advances and unearned revenue .....................................................      16,566          16,429
   Liabilities of discontinued and held for sale operations .................................      21,619          30,064
                                                                                                 --------        --------
            Total current liabilities .......................................................      83,379         127,464
Capital lease obligations ...................................................................       8,140          16,947
Other non-current liabilities ...............................................................         170             137
                                                                                                 --------        --------
            Total liabilities ...............................................................      91,689         144,548
                                                                                                 --------        --------
Commitments and contingencies ...............................................................          --              --

Stockholders' Equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
      and outstanding at June 30, 2002 and December 31, 2001 ................................          --              --
   Common stock, $.001 par value, 50,000,000 shares authorized;
      22,992,397 shares issued at June 30, 2002 and December 31, 2001 .......................          23              23
   Additional paid-in-capital ...............................................................     157,879         157,864
   Deferred compensation ....................................................................       (935)         (1,275)
   Accumulated other comprehensive losses ...................................................     (2,718)         (4,063)
   Accumulated deficit ......................................................................    (61,231)        (61,528)
                                                                                                 --------        --------
            Total stockholders' equity ......................................................     93,018          91,021
                                                                                                 --------        --------
            Total liabilities and stockholders' equity ......................................    $184,707        $235,569
                                                                                                 ========        ========


     See accompanying notes to condensed consolidated financial statements.

                               VENTIV HEALTH, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share amounts)


                                                                       For the Three Months       For the Six Months
                                                                          Ended June 30,            Ended June 30,
                                                                          --------------            --------------
                                                                        2002          2001         2002         2001
                                                                        ----          ----         ----         ----
                                                                                          (unaudited)
Revenues ...........................................................  $48,769       $72,254      $118,637     $146,853
Operating expenses:
     Costs of services .............................................   39,825        59,854       100,841      122,205
     Selling, general and administrative expenses ..................    6,662         8,349        13,312       16,681
                                                                      -------       -------      --------     --------
Operating earnings .................................................    2,282         4,051         4,484        7,967
Interest expense ...................................................     (217)         (953)         (811)      (1,926)
Investment income ..................................................       95            50           180          195
Loss on investment in equity of non-affiliate ......................       --            --            --         (500)
                                                                      -------       -------      --------     --------
Earnings from continuing operations before income taxes ............    2,160         3,148         3,853        5,736
Provision for income taxes .........................................     (901)       (1,484)       (1,464)      (2,476)
                                                                      -------       -------      --------     --------
Net earnings from continuing operations ............................  $ 1,259       $ 1,664      $  2,389     $  3,260
                                                                      -------       -------      --------     --------

Earnings from discontinued and held for sale operations:
     Earnings (losses) from discontinued operations, net of taxes...   (1,955)          521        (2,679)         295
     Losses on disposals of discontinued operations, net of taxes...   (4,813)           --        (4,813)          --
     Tax benefits related to the disposal of a discontinued
       operation ...................................................    5,400            --         5,400           --
                                                                      -------       -------      --------     --------
Net earnings (losses) from discontinued and held for sale
  operations........................................................   (1,368)          521        (2,092)         295
                                                                      -------       -------      --------     --------

Net earnings (losses) .............................................. ($   109)      $ 2,185      $    297     $  3,555
                                                                      =======       =======      ========     ========

Earnings (losses) per share (see Note 3):
Continuing operations:
     Basic .........................................................  $  0.06       $  0.07      $   0.10     $   0.14
                                                                      =======       =======      ========     ========
     Diluted .......................................................  $  0.06       $  0.07      $   0.10     $   0.14
                                                                      =======       =======      ========     ========

Discontinued and held for sale operations:
     Basic ......................................................... ($  0.06)      $  0.03     ($   0.09)    $   0.02
                                                                      =======       =======      ========     ========
     Diluted ....................................................... ($  0.06)      $  0.02     ($   0.09)    $   0.01
                                                                      =======       =======      ========     ========

Net earnings (losses):
     Basic .........................................................  $    --       $  0.10      $   0.01     $   0.16
                                                                      =======       =======      ========     ========
     Diluted .......................................................  $    --       $  0.09      $   0.01     $   0.15
                                                                      =======       =======      ========     ========



      See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                               --------------
                                                                                          2002               2001
                                                                                          ----               ----
                                                                                                (unaudited)

Cash flows from operating activities:
   Net earnings ..........................................................................   $    297      $  3,555
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
        Net (losses) earnings from discontinued and held for sale operations .............      2,092          (295)
        Depreciation .....................................................................      5,004         4,867
        Amortization .....................................................................         22           911
        Deferred taxes ...................................................................       (415)         2,378
        Losses on disposals of capital assets ............................................          1           165
        Non-cash expense for write-off of deferred financing costs .......................        314             -
        Non-cash expense for restricted stock vesting ....................................        340           370
        Non-cash expense for valuation allowance on note receivable .....................         778             -
        Non-cash expense for loss on investment in equity of non-affiliate ...............          -           500
   Net changes in assets and liabilities:
        Restricted cash .................................................................         201           (40)
        Accounts receivable, net .........................................................      2,938       (10,950)
        Unbilled services ...............................................................      27,043       (15,679)
        Prepaid expenses and other non-current assets ...................................      (1,619)       (1,390)
        Accrued payroll, accounts payable and accrued expenses ..........................     (12,779)        1,826
        Current tax liability ...........................................................       4,128          (290)
        Client advances and unearned revenue ............................................         137           (51)
        Other ...........................................................................       1,468           432
                                                                                              -------       -------
   Net cash provided by (used in) operating activities ..................................      29,950       (13,691)
                                                                                              -------       -------

Cash flows from investing activities:
        Capital expenditures ............................................................      (1,387)       (2,094)
        Deposit of proceeds from short term advance under line of credit ................      15,000             -
        Proceeds from disposals of discontinued operations ..............................       4,295             -
        Funding of product commercialization expenditures ...............................        (825)            -
        Other ...........................................................................           -             -
                                                                                               ------        ------
   Net cash provided by (used in) investing activities ..................................      17,083        (2,094)
                                                                                               ------        ------

Cash flows from financing activities:
        Net (repayments) borrowings on line of credit ...................................     (35,000)       11,000
        Short-term advance under line of credit .........................................     (15,000)            -
        Repayments of capital lease obligations .........................................      (3,492)       (3,676)
        Collateralization of obligations under standby letter of credit .................      (1,550)            -
        Financing costs for new credit facility .........................................        (467)            -
        Proceeds from the exercise of stock options .....................................           -         1,890
                                                                                              -------       -------
Net cash (used in) provided by financing activities .....................................     (55,509)        9,214
                                                                                              -------       -------

Net cash (used in) provided by discontinued and held for sale operations ................      (1,014)        5,591

Effect of exchange rate changes on cash and equivalents .................................       1,360        (2,652)
                                                                                              -------      --------
Net decrease in cash and equivalents ....................................................      (8,130)       (3,632)
Cash and equivalents, beginning of period ...............................................      35,427        16,387
                                                                                             --------      --------
Cash and equivalents, end of period .....................................................    $ 27,297      $ 12,755
                                                                                             ========      ========
Supplemental disclosures of cash flow information:
        Cash paid for interest ..........................................................      $  869      $  1,472
        Cash paid for income taxes ......................................................      $  377      $    593

Supplemental disclosures of non-cash activities:
        Vehicles acquired under capital lease arrangements ..............................    $  1,379      $  4,959











      See accompanying notes to condensed consolidated financial statements

                               VENTIV HEALTH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization, Business and Basis of Presentation:

     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; telemarketing and other marketing support services; product/brand management; recruitment and training services; and sales execution. Ventiv's businesses provide a broad range of innovative strategic and tactical solutions to their clients, which include many of the world's leading pharmaceutical, biotechnology and life sciences companies.

     The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments and the effect of discontinued and held for sale operations as detailed in these notes to the condensed consolidated financial statements) that, in the opinion of management, are necessary to fairly present the Company's financial position as of June 30, 2002 and December 31, 2001, the results of operations of the Company for the three- and six-month periods ended June 30, 2002 and 2001, and cash flows of the Company for the six-month periods ended June 30, 2002 and 2001. The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K, as filed on April 1,2002. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain balances as of December 31, 2001 have been reclassified to conform to the June 30, 2002 balance sheet presentation, primarily to give effect to the discontinued and held for sale operations (See
Note 10).

     These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 and April 30, 2002, respectively. Such audited financials did not reflect the classification of certain businesses as discontinued or held for sale operations (See Note 10).

2. Accounting Standards, New Accounting Pronouncements and Related Accounting Policies

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. This statement became effective for fiscal years beginning after December 15, 2001, and permitted early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 effective January 1, 2002, and, as a result, the Company will no longer amortize the net goodwill effective January 1, 2002. Goodwill related to those businesses now comprising the Company's continuing operations (see Notes 10 and 11) was reflected in the Company's consolidated balance sheets as of June 30, 2002 and December 31, 2001 at a carrying amount of approximately $20.6 million. Selling, general & administrative expense for the three and six months ended June 30, 2001 includes goodwill amortization of approximately $0.5 million and $0.9 million, respectively. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company's Contract Sales and Services operating segment (see
Note 11).

     Management has completed its initial analysis under SFAS 142 and concluded that no current goodwill impairment charges were necessary as of June 30, 2002. If, in future valuations, the carrying amount of goodwill is found to exceed its fair value, an impairment loss will be recognized in an amount equal to that excess. Once an impairment loss is recognized, the adjusted carrying amount of goodwill will become the new accounting basis of goodwill.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

3. Earnings Per Share:

     The following table presents a reconciliation of the numerators and denominators of basic and diluted Earnings Per Share ("EPS") for the three- and six-month periods ended June 30, 2002 and 2001:

                               VENTIV HEALTH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                Three Months        Six Months
                                                               Ended June 30,     Ended June 30,
                                                             -----------------   -----------------
                                                               2002     2001      2002      2001
                                                             -------   -------   -------   -------
                                                             (in thousands, except per share data)
Basic EPS Computation:
     Net earnings ........................................   $  (109)  $ 2,185   $   297   $ 3,555
     Weighted average common shares issued and outstanding    22,825    22,591    22,824    22,533
                                                             -------   -------   -------   -------
     Basic EPS ...........................................   $    --   $  0.10   $  0.01   $  0.16
                                                             =======   -------   -------   -------

Diluted EPS Computation:
     Net earnings ........................................   $  (109)  $ 2,185   $   297   $ 3,555
     Adjustments to net earnings .........................        --        --        --        --
                                                             -------   -------   -------   -------
     Adjusted net earnings ...............................   $  (109)  $ 2,185   $   297   $ 3,555
                                                             =======   =======   =======   =======

Diluted common shares outstanding:
     Weighted average common shares outstanding ..........    22,825    22,591    22,824    22,533
     Stock options .......................................         5       831         3       817
     Restricted stock awards .............................        --       190        --       187
                                                             -------   -------   -------   -------

     Total diluted common shares issued and outstanding ..    22,830    23,612    22,827    23,537
                                                             =======    ======    ======    ======
     Diluted EPS .........................................   $    --   $  0.09   $  0.01   $  0.15
                                                             =======   =======   =======   =======


4. Significant Clients:

     During the six-month period ended June 30, 2002, three clients, Bayer Corporation ("Bayer"), Reliant Pharmaceuticals, Inc. ("Reliant") and Endo Pharmaceuticals Holdings, Inc. ("Endo") accounted for approximately 20.5%, 18.2% and 12.4% respectively, of the Company's total revenue. For the six-month period ended June 30, 2001, two clients, Reliant and Bristol-Myers Squibb, Inc. ("BMS"), accounted for 30.4% and 18.9%, respectively, of the Company's total revenue.

     As of June 30, 2002 the Company had two clients, Reliant and Endo, which accounted for 34.7% and 16.2%, respectively, of billed accounts receivable. Also, Bayer and Endo accounted for 32.0% and 28.4% respectively, of unbilled receivables at June 30, 2002. As of June 30, 2001, the Company had two clients, Reliant and Bayer which accounted for 56. 7% and 14.7%, respectively, of billed accounts receivable. The Company had four clients, Reliant, BMS, Bayer and Endo, that accounted for 32.0%, 21.6%, 14.8% and 10.0%, respectively, of unbilled receivables at June 30, 2001.

     In February 2002, Ventiv was notified by Reliant of its intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant at any time. As a consequence of the conversion, Ventiv has not received revenues for contract sales services under this agreement subsequent to March 31, 2002.

     Effective May 15, 2002, the Company's contract sales agreement with Bayer was amended and restated to provide for (i) a new fixed fee structure for services rendered from May 15, 2002 to the end of the promotion term, and (ii) an extension of the promotion term end date from May 31, 2003 to December 31, 2003, with an option beginning May 31, 2003 for Bayer to reduce the size of the Company's sales force and related compensation. Under the original terms of the Bayer agreement and through May 14, 2002, the Company received certain fees that covered a substantial portion, but not all of the Company's costs of services relating to this engagement. In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses under this contract through May 14, 2002, under the assumption that Ventiv would elect not to continue under the original contract on a loss basis beyond May 14, 2002, which was the first date that Ventiv could exercise its right to terminate the contract. As a result of the amendment and restatement of the agreement effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the Company's profit margin during the second quarter of 2002.

5. Restricted Cash:

     The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.8 million and $1.0 million as of June 30, 2002 and December 31, 2001, respectively.

     On February 19, 2002, the Company pledged approximately $1.5 million of cash as collateral on an outstanding standby letter of credit, issued in support of a fleet leasing arrangement for the Company's U.K. operation. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it was restricted from use for general purposes and was classified accordingly in the Condensed Consolidated Balance Sheet as of June 30, 2002.

     On May 24, 2002 the Company received $15.0 million as an initial advance under its new secured line of credit with Foothill Capital Corporation ("Foothill"), in accordance with the credit agreement. It is the intent of the Company and Foothill that this initial advance will be repaid with accrued interest on August 24, 2002 and will not be available to the Company for any purpose. Accordingly, this cash has been classified as restricted and the related borrowing is not considered a draw against the Company's borrowing availability under the line of credit.

6. Note Receivable:

     On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through the Company's Ventiv Integration Solutions ("VIS") business and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.8 million or 50% of the amounts due to be advanced as of that date. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

7. Stock Incentive Plan:

     On May 1, 2002, the Company filed a Schedule TO with the U.S. Securities and Exchange Commission, relating to the commencement of an offer to exchange stock options held by employees and consultants under the Company's 1999 Stock Incentive Plan (the "Stock Plan"). At the election of the holders, unexercised options may be surrendered for new option awards to be issued on or about December 2, 2002, at a price equal to the greater of $4 or the then current market value of the Company's common stock as listed on the NASDAQ. The replacement options will be granted only to holders who elect to participate in the exchange offer and are employees or are consultants to the Company on the date the replacement options are issued. The Company has initiated this offer in order to provide better performance incentives for its key employees and consultants, in an effort to increase retention of these individuals. Options to purchase up to approximately 2.4 million shares were eligible for exchange, of which 1.3 million were tendered.

8. Comprehensive Earnings:

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

                                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                                     ---------------------------     -------------------------
                                                                        2002             2001           2002          2001
                                                                        ----             ----           ----          ----
                                                                                           (unaudited)
                                                                                          (in thousands)
Net earnings ....................................................       $  (109)         $2,185        $  297         $3,555
Other comprehensive earnings (losses), net of tax:
     Foreign currency translation adjustments ...................         1,655          (1,754)        1,345         (2,652)
                                                                        -------          ------        ------         ------
Comprehensive earnings ..........................................       $ 1,546          $  431        $1,642         $  903
                                                                        =======          ======        ======         ======

9. Capital Lease Obligations:

     During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Contract Sales and Services business unit. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $1.4 million and $5.0 million during the six-month periods ended June 30, 2002 and 2001, respectively.

10. Discontinued and Held for Sale Operations:

     Based on historical performance and as outcomes of strategic initiatives to better focus the Company on its core capabilities and operating segments, in September 2001 and April 2002, respectively, the Company's Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units within the Company's Communications operating segment. The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. The losses recognized on the sales of these two business units have been classified, net of taxes, in "losses on disposals of discontinued operations" in the accompanying statements of earnings for the three- and six-month periods ended June 30, 2002 and 2001, respectively.

     Based on the results of management's ongoing strategic assessment of the business, in June 2002, the Company's Board of Directors authorized management to evaluate the potential sale of the business units comprising its European Contract Sales operating segment. In connection with this process and evaluation, the Company is in advanced discussions and negotiations with respect to the potential sale of certain business units within its European Contract Sales operating segment. Any such transactions would be subject to legal and financial due diligence, regulatory review and approval (if necessary) and final negotiation of terms and conditions. Based on the Company's current status, the assets and liabilities of its European operating segment have been classified as held for sale in the accompanying condensed consolidated financial statements.

     Operating results for the three- and six-month periods ended June 30, 2002 and 2001 from the two divested entities, as well as the European Contract Sales operating segment, have been reflected in the results from discontinued and held for sale operations section of the accompanying statements of earnings. All assets and liabilities specifically related to divested business units and the European operating segment have been classified as held for sale in the accompanying consolidated balance sheets as of June 30, 2002 and December 31, 2001.

     Below is a summary of the results of these operations:

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                              2002       2001                 2002        2001
                                                              ----       ----                 ----        ----
                                                                                (unaudited)
                                                                              (in thousands)
Results from discontinued operations:
     Revenue .........................................   $ 25,997    $ 30,940             $ 53,807    $ 61,190
     (Losses) earnings before income taxes ...........     (3,186)        683               (4,093)        499
     Benefit from (provision for) income taxes .......      6,631        (162)               6,814        (204)
                                                         --------    --------             --------    --------
     Net earnings from discontinued operations .......      3,445         521                2,721         295
                                                         --------    --------             --------    --------
Losses on disposals of discontinued operations:

     Losses on disposals of discontinued operations ..   $ (3,375)      -----             $ (3,375)      -----
     Provision for income taxes ......................     (1,438)      -----               (1,438)      -----
                                                         --------    --------             --------    --------
     Net losses on disposals of discontinued
      operations                                           (4,813)      -----               (4,813)      -----
                                                         --------    --------             --------    --------
Net results from discontinued operations .............  ($  1,368)   $    521            ($  2,092)   $    295
                                                         ========    ========             ========    ========


Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and will be entitled to contingent payments in each year commencing with 2003 based on a percentage of EBITDA for the business unit up to a maximum of $0.5 million for all such contingent payments. Total losses on the disposals of these businesses of $4.8 million, net of tax, were recorded in the second quarter of 2002. These losses included a charge of $7.5 million for the writedown of goodwill related to the Alpharetta, Georgia-based business unit.

     Operating results from the European Contract Sales operating segment currently held for sale, as well as the operations of the Stamford, Connecticut and Alpharetta, Georgia-based business units up to the dates of their divestitures have been included in losses from discontinued operations for all periods presented. Results from discontinued and held for sale operations were a loss of $2.0 million and earnings of $0.1 million, net of tax, for the three-month periods ending June 30, 2002 and 2001, respectively. In addition, the Company recorded an estimated $5.4 million tax benefit for carryback deductions relating to the disposal of the Stamford, Connecticut-based business unit. In connection with the sale and wind-down of their operation, the Company recorded a $2.5 million charge for remaining real estate obligations associated with that business. Results from discontinued operations were a loss of $2.7 million and earnings of $0.3 million, net of tax, for the six-month periods ending June 30, 2002 and 2001, respectively. The three and six-month operating results also included the aforementioned $5.4 million tax benefit.

VENTIV HEALTH, INC.

11. Segment Information:

     During the fourth quarter of 2001, the Company evaluated its internal reporting practices and identified reportable segments based on its current management structure. The Company now segregates reportable segments, based on products and services offered, into the following three operating segments:
Contract Sales and Services, Planning and Analytics, and Other (including Ventiv Integrated Solutions and corporate operations). Management measures operating performance of the business segments based on operating income before restructuring and other non-recurring charges.

     As detailed in Note 10 to these condensed consolidated financial statements, the Company's European Contract Sales operating segment is now being classified as held for sale. Further, the Company's Colorado-based marketing support services business unit, Promotech Research Associates, Inc. ("Promotech"), previously considered and classified as part of the Communications operating segment, has been operationally merged with its U.S. Contract Sales business unit. Together, these businesses now constitute the Company's Contract Sales and Services operating segment.

The following presents information about the reported segments:


                                           For the Three Months Ended          For the Six Months Ended
                                                  June 30,                            June 30,
                                                  --------                            --------
                                            2002               2001           2002               2001
                                            ----               ----           ----               ----
                                                 (unaudited)                          (unaudited)
                                                (in thousands)                       (in thousands)
Revenue:
Contract Sales and Services ...........    $42,079             $65,752       $105,250            $134,068
Planning and Analytics ................      6,462               6,502         12,655              12,785
Other .................................        228                 ---            732                 ---
                                          --------            --------       --------            --------
           Total revenue ..............    $48,769             $72,254       $118,637            $146,853
                                           =======             =======       ========            ========

Operating earnings:
Contract Sales and Services ...........   $  3,729             $ 6,084       $  7,293            $ 11,883
Planning and Analytics ................      1,057                 716          2,389               1,432
Other .................................     (2,504)             (2,749)        (5,198)             (5,349)
                                          --------            --------       --------            --------
                                          $  2,282             $ 4,051       $  4,484            $  7,967
                                          ========             =======       ========            ========

                                           June 30,        December 31,
                                           --------        ------------
                                             2002              2001
                                             ----              ----
                                                 (in thousands)
                                                  (unaudited)
Total Assets:
Contract Sales and Services ...........   $ 85,912            $101,535
Planning and Analytics ................     18,555              21,939
Other .................................     42,185              56,483
                                          --------            --------
                                           146,652             179,957
Assets held for sale ..................     38,055              55,612
                                          --------            --------
Total assets ..........................   $184,707            $235,569
                                          ========            ========



Below is a reconciliation of total segment operating earnings before restructuring and other non-recurring charges to earnings from continuing operations before income taxes:

                              VENTIV HEALTH, INC.

                                                For the Three Months             For the Six Months
                                                      Ended                            Ended
                                                     June 30,                         June 30,
                                                     --------                         --------
                                              2002             2001            2002              2001
                                              ----             ----            ----              ----
                                                   (unaudited)                         (unaudited)
                                                  (in thousands)                      (in thousands)
Operating earnings from segments ......     $  2,282         $  4,051        $  4,484          $  7,967
Interest expense ......................         (217)            (953)           (811)           (1,926)
Investment income .....................           95               60             180               195
Loss on investment in equity of
  non-affiliates ......................           --               --             --              (500)
                                            --------         --------        --------          --------
    Earnings from continuing operations
     before income taxes ..............     $  2,160         $  3,148        $  3,853          $  5,736
                                            ========         ========        ========          ========


The Company's continuing operations are conducted principally in the United States, primarily with U.S.-based clients and companies.

Note 12. Committments and Contingencies:

     From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

     In June 2001, Christian Levistre commenced an arbitration proceeding against the Company before the International Chamber of Commerce arising from the acquisition by the Company's predecessor of two healthcare marketing businesses, one of which was wholly owned and one of which was partially owned by Mr. Levistre. Mr. Levistre has asserted claims in the arbitration for (i) payment of the remaining 10% of the sales price for the businesses, which amount (originally consisting of shares of Snyder Communications, Inc. common stock) was retained in escrow under the terms of the acquisition, as subsequently amended by a settlement agreement between the parties, (ii) amounts arising from the termination of his employment with Ventiv Health France under the terms of the settlement agreement, (iii) payment of a price adjustment to the sale price of the escrowed shares, (iv) financial prejudice arising from the decline in value of the escrowed portion of the purchase price for the acquired businesses and (v) improper resistance. The Company has asserted that Mr. Levistre violated his contractual obligations under the relevant agreements and has requested the retention of the escrowed securities and the stay of the arbitration proceedings pending resolution of separate claims made by one of the Company's French subsidiaries relating to unfair competition and related claims in the French courts. The Company intends to defend the arbitration claims vigorously and believes it has meritorious defenses.

VENTIV HEALTH, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; telemarketing and other marketing support services; product/brand management; recruitment and training services; and sales execution. Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to its clients, including the majority of the world's leading pharmaceutical, biotechnology and life sciences companies.

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

Accounting Policies, Estimates and Risks

     The Company's significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes, updates or revisions to the Company's significant accounting policies subsequent to the filing of its prior year-end Form 10-K.

Overview

     The Company provides integrated marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. The Company currently conducts its continuing operations in the United States ("U.S."), serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into operating segments based on products and services offered. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical biotechnology and other life sciences products. The Company is currently organized into three business segments, based on products and services offered, as follows: Contract Sales and Services, Planning and Analytics and Other (which includes Ventiv Integrated Solutions ("VIS") and corporate operations).

Recent Business Developments

     In February 2002, the Company was notified by Reliant Pharmaceuticals, Inc. ("Reliant") of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 18.2% and 21.7% of the Company's revenues for the six-month period ended June 30, 2002 and twelve-month period ended December 31, 2001, respectively. As a consequence of the conversion, Ventiv has not received revenues for contract sales services under the Ventiv-Reliant contract since March 31, 2002.

     On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic
(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through VIS and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.8 million or 50% of the amounts to be advanced and approved for funding as of that date. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

     Effective May 15, 2002, the Company's contract sales agreement with Bayer has been amended and restated to provide for (i) a new fixed fee structure for services rendered from May 15, 2002 to the end of the promotion term, and (ii) an extension of the promotion term end date from May 31, 2003 to December 31, 2003, with an option beginning May 31, 2003 for Bayer to reduce the size of the Company's sales force and related compensation. Under the original terms of the Bayer agreement and through May 14, 2002, the Company received certain fees that covered a substantial portion, but not all of the Company's costs of services relating to this engagement. See "Results of Operations" below.

     Based on historical performance and as outcomes of a strategic initiative to better focus the Company on its core capabilities and operating segments, in September 2001 and April 2002, respectively, the Company's Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units of the Company's Communications operating segment. The Company completed the sale of the Stamford, Connecticut-based business unit on May 7, 2002, and the Alpharetta, Georgia-based business unit on June 3, 2002.

     Based on the results of management's ongoing strategic assessment of the business, in June 2002, the Company's Board of Directors authorized management to evaluate the potential sale of the business units comprising its European Contract Sales operating segment. The Company is in advanced discussions and negotiations with respect to the potential sale of certain business units within its European Contract Sales operating segment in connection with this process and evaluation. Any such transactions would be subject to legal and financial due diligence, regulatory review and approval (if necessary) and final negotiation of terms and conditions. Based on the Company's current status, the assets and liabilities of its European Contract Sales operating segment have been classified as held for sale in the accompanying condensed consolidated financial statements.

     The Company's Colorado-based marketing support services business unit, Promotech Research Associates, Inc. ("Promotech"), previously considered and classified as part of the Communications operating segment, has been operationally merged with its U.S. Contract Sales business unit. Together, these businesses now constitute the Company's Contract Sales and Services segment.

Results of Operations

     The following sets forth, for the periods indicated, certain components of Ventiv's condensed consolidated statements of earnings, including such data as a percentage of revenues.

($'s in 000's)                                                For the three months ended
                                                                       June 30,

                                                          2002                              2001
                                                          ----                              ----
                                                                    (in thousands)
                                                                      (unaudited)

Revenues                                           $48,769       100.0 %             $72,254       100.0 %
Operating expenses
Costs of services                                   39,825        81.7 %              59,854        82.8 %
Selling, general and administrative
expenses                                             6,662        13.7 %               8,349        11.6 %
                                                   -------       -----               -------       -----
Operating earnings                                   2,282         4.7 %               4,051         5.6 %
Interest expense                                     (217)       (0.4) %               (953)       (1.3) %
Investment income                                       95         0.2 %                  50         0.1 %
Gain on sale of product marketing rights                --          -- %                  --          -- %
                                                   -------       -----               -------       -----
Earnings from continuing operations
before income taxes                                  2,160         4.4 %               3,148         4.4 %
Provision for income taxes                             901         1.8 %               1,484         2.1 %
                                                   -------       -----               -------       -----
Net earnings from continuing operations              1,259         2.6 %               1,664         2.3 %

Losses from discontinued and held for sale operations:
Results of operations, net of taxes                              (1,995)       (4.1) %                521         0.7 %
Losses on disposals of discontinued and held for sale
operations, net of taxes                                          2,669         5.5 %                  --          -- %
Tax benefits related to disposals of                              5,400        11.1 %                  --          -- %
discontinued operations
                                                                -------       -----               -------       -----
Net earnings from discontinued operations                         6,114        12.5 %                 521         0.7 %
                                                                -------       -----               -------       -----
Net earnings                                                     $7,373        15.1 %              $2,185         3.0 %
                                                                =======       =====               =======       =====

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues: Revenues decreased by approximately $23.5 million, or 32.5%, to $48.8 million in the three-month period ended June 30, 2002, from $72.3 million in the three months ended June 30, 2001.

     Revenues in our Contract Sales and Services business unit were $42.1 million, a decrease of $23.8 million or 36.8% from $65.8 million in the same period in 2001, and accounted for 86.3% of total Ventiv revenues for the three months ended June 30, 2002. This decrease resulted primarily from the conversion of the Reliant field force on March 31, 2002 from full-time Ventiv employees to full-time Reliant employees and the completion of Ventiv's contract with Bristol-Myers Squibb effective March 31. These reductions in revenues were partially offset by increased revenues generated through continuing business with Bayer as well as several other new and expanded contracts that were consummated subsequent to the second quarter of 2001.

     Our Planning and Analytics business, Health Products Research ("HPR"), generated revenues of $6.5 million in each of the three-month periods ended June 30, 2002 and 2001. HPR revenues represented 13.3% of total Company revenues in the second quarter of 2002. Increased business with Abbott Laboratories and Astra Zeneca was offset by decreases with Bristol-Myers Squibb and Ortho McNeil.

     Costs of Services: Costs of services decreased by approximately $20.1 million or 33.5%, to $39.8 million this fiscal quarter from $59.9 million in the three-month period ending June 30, 2001. Costs of services decreased as a percentage of revenues to 81.7% from 82.8% in the three-month periods ended June 30, 2002 and 2001, respectively.

     Costs of services in the Contract Sales and Services business unit decreased by approximately $20.4 million, or 36.6%, to $35.4 million in 2002 from $55.9 million in 2001. Costs of services were 84.2% of revenue in 2002 compared to 84.9% in 2001. The decrease is cost of sales is consistent with the decrease in Contract Sales and Services revenue for the three months ended June 30, 2002 as compared to the same period in 2001. I

     In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses through May 14, 2002, under the assumption that Ventiv would elect to not continue under the original contract on a loss basis beyond May 14, 2002, which was the first date that Ventiv could exercise its right to terminate the contract. As a result of the amendment and restatement of the agreement effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the second quarter of 2002.

     HPR's costs of services were $4.1 million for 2002, an increase of $0.2 million or 5.2%, from $3.9 million in 2001. Costs of services represented 64.2% of revenue in 2002 compared to 60.7% in 2001. The increase as a percent of revenue was due primarily to a change in the mix of services sold.

     Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $1.7 million, or 20.2%, to $6.7 million from $8.3 million in the three month periods ending June 30, 2002 and 2001, respectively. SG&A expenses increased as a percentage of revenue to 13.7% for the three months ending June 30, 2002 from 11.6% for the three months ending June 30, 2001. SG&A as a whole decreased by $0.4 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002 and various cost saving measures taken in the second half of 2001 to streamline the Company's operations.

     SG&A expenses in the Contract Sales and Services business unit decreased by approximately $0.9 million or 23.6% to $2.9 million at June 30, 2002 from $3.8 million at June 30, 2001. This decrease is primarily due to restructuring actions taken during the third quarter of 2001, together with aforementioned $0.4 million decrease in amortization of goodwill pursuant to SFAS 142. All remaining unamortized goodwill is attributable to the businesses comprising this operating segment.

     SG&A expenses at HPR decreased by approximately $0.6 million or 31.8% to $1.3 million for the three-month period ended June 30, 2002 from $1.8 million for the three-month period ended June 30, 2001. The decrease is due to a reduction of cost in the compensation and benefits to employees, resulting from turnover involving some higher-level management positions.

     SG&A for the Other business segment was approximately $2.5 million for the three months ending June 30, 2002, a decrease of approximately $0.2 million or 7.4% from $2.7 million for the three months ending June 30, 2001. The decrease was driven by cost savings at corporate which resulted from the restructuring actions taken in the third quarter of 2001. This decrease was partially offset by the effect of a valuation allowance of $0.4 million recorded on the note receivable relating to cumulative funding and funding commitments net of prior reserves (through June 30, 2002) of the Cellegesic(R) product's commercialization effort. Since Cellegy's announcement, management has provided a valuation allowance of 50% of all amounts due to be funded under the arrangement as of that date, which resulted in a reserve of approximately $0.4 million in the second quarter of 2002. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

     Interest Expense: Ventiv recorded $0.2 million and $1.0 million of interest expense in the three-months ended June 30, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. The Company incurred $0.1 million and $0.2 million of interest expense related to payments made under the capital lease arrangement for its U.S. Sales business unit's automobile fleet, in the three-month periods ended June 30, 2002 and 2001, respectively.

     Investment Income: Ventiv recorded approximately $0.1 million of investment income in each of the three month periods ended June 30, 2002 and 2001. Investment income is primarily driven by average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

     Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 41.7% and 47.1% for the three-month periods ended June 30, 2002 and 2001, respectively. The difference in the rate is primarily the result of a shift in the expected distribution of earnings across the Company's various business units and legal entities and reflects adjustments for a change in the estimated effective rate for the year ending December 31, 2002 to 38%. Results of discontinued and held for sale operations have been shown net of tax, reflecting a benefit from income taxes in the second quarter of 2002 at an effective tax rate of 38.6% and a provision for income taxes in the second quarter of 2001 at an effective tax rate of 23.7%. An estimated provision for taxes on the gain on disposal of discontinued operations has been recorded at a rate of 35.0%. In addition, the Company recorded an estimated tax benefit of $5.4 million for carryback deductions related to the disposal of the Stamford, Connecticut-based business unit in the second quarter of 2002.

     Discontinued Operations: Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s ("Bcom3") Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit. Total gains on the disposals of these businesses of $2.7 million, net of tax, were recorded in the second quarter of 2002. Refer to the "Recent Business Developments" section above for further information.

     Operating results from the European Contract Sales operating segment currently held for sale, as well as the operations of the Stamford, Connecticut and Alpharetta, Georgia-based business units up to the dates of their divestitures, have been included in losses from discontinued and held for sale operations for all periods presented. Results from discontinued and held for sale operations were a loss of $2.0 million and earnings of $0.1 million, net of tax, for the three-month periods ending June 30, 2002 and 2001, respectively. In addition, the Company recorded a $5.4 million tax benefit arising from the sale of the Stamford, Connecticut-based business unit.

     Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by approximately $5.2 million to $7.4 million, from earnings of $2.2 million, in the three months ended June 30, 2002 and 2001, respectively. Earnings per share increased to $0.32 for the three-month period ending June 30, 2002 from earnings of $0.09 for the three-month period ending June 30, 2001. Gains from the sale of the two aforementioned business units and benefits from the elimination of amortization expense were partially offset by slightly lower average margins in certain business units to result in the increase in net earnings, as more fully explained above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001


($'s in 000's)                                                 For the six months ended
                                                                       June 30,
                                                        2002                              2001
                                                        ----                              ----
                                                                    (in thousands)
                                                                      (unaudited)

Revenues                                          $118,637       100.0 %            $146,853       100.0 %
Operating expenses
Costs of services                                  100,841        85.0 %             122,205        83.2 %
Selling, general and administrative                 13,312        11.2 %              16,681        11.4 %
expenses
Operating earnings                                   4,484         3.8 %               7,967         5.4 %
Interest expense                                      (811)       (0.7)%              (1,926)       (1.3) %
Investment income                                      180         0.2 %                 195         0.1 %
Loss on investment in equity of
non-affiliates                                          --          -- %                (500)       (0.3) %
                                                  --------       -----              --------       -----
Earnings from continuing operations                  3,853         3.2 %               5,736         3.9 %
before income taxes
Provision for income taxes                           1,464         1.2 %               2,476         1.7 %
                                                  --------       -----              --------       -----
Net earnings from continuing operations              2,389         2.0 %               3,260         2.2 %

Results from discontinued and held for sale operations:

Results of operations, net of taxes                 (2,679)       (2.3) %                295         0.2 %
Losses on disposals of discontinued
operations, net of taxes                             2,669         2.2 %                  --           - %
Tax benefits related to disposals of
discontinued operations                              5,400         4.6 %                  --           - %
                                                  --------       -----              --------       -----

Net earnings from discontinued
and held for sale operations                         5,390         4.5 %                 295         0.2 %
                                                  --------       -----              --------       -----
Net earnings                                        $7,779         6.6 %              $3,555         2.4 %
                                                  ========       =====              ========       =====


     Revenues: Revenues decreased by approximately $28.2 million, or 19.2%, to $118.6 million in the six-month period ended June 30, 2002, from $146.9 million in the six-month period ended June 30, 2001.

     Revenues from the Contract Sales and Services business were $105.3 million, a decrease of 21.5% from $134.1 in the first half of 2001, and accounted for 88.7% of Ventiv's total revenues for the six months ended June 30, 2002. This revenue decrease was driven primarily by the conversion of the Reliant field force in the second quarter of 2002, the conversion of the Novo Nordisk field force in the second quarter of 2001 and the completion of the Bristol-Myers Squibb contract as of March 31, 2002. These decreases were partially offset by revenues from a full quarter of operations on the Bayer contract and new and expanded contracts with several other clients. Contract Sales and Services' revenues and operating income included incentive fees of approximately $0.1 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively.

     Health Products Research revenues represented 10.7% of total revenues for the six-month period ended June 30, 2002. Revenues for this business unit were approximately $12.7 million, a decrease of $0.1 million from the $12.8 million recorded in the six-month period ended June 30, 2001. The slight decrease was a result of a changing mix of clients during the first six months of 2002.

     Costs of Services: Costs of services decreased by approximately $21.4 million, or 17.5%, to $100.8 million for the six-month period ended June 30, 2002 from $122.2 million in the six-month period ending June 30, 2001.

     Contract Sales and Services reported costs of services of $92.4 million for the six months ended June 30, 2002, a decrease of $22.0 million or 19.2% from $114.4 million for the six months ended June 30, 2001. Costs of services as a percentage of revenue increased to 87.8% for the first half of 2002 from 85.4% for the first half of 2001, primarily due to the effect of incentive fees, which accrue with no additional incremental costs to the Company, recognized in the first six months of 2001. In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses through May 14, 2002, under the assumption that Ventiv would elect to not continue under the original contract on a loss basis beyond May 14, 2002, which was the first date that Ventiv could exercise its right to terminate the contract. As a result of the amendment and restatement of the agreement effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the second quarter of 2002.

     Health Products Research's costs of services were $7.7 million for both six-month periods ended June 30, 2002 and 2001. Costs of services as a percentage of revenue increased slightly in the first half of 2002 to 61.0% from 60.3% in the first half of 2001 as a result of a change in the mix of services sold.

     Other costs of services increased to $0.7 million for the period ended June 30, 2002 from $0.1 million for the period ended June 30, 2001 as a result of VIS operations which are discussed in greater detail in the "Recent Business Developments" section above.

     Selling General and Administrative Expenses: Selling general and administrative expenses decreased by approximately $3.4 million, or 20.2%, to $13.3 million from $16.7 million in the six-month periods ended June 30, 2002 and 2001, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.2% from 11.7%. The decline as a percentage of revenues is primarily the result of the elimination of goodwill amortization expense in 2002 pursuant to SFAS 142, and various cost savings measures taken in the latter half of 2001 to scale the operational units to levels commensurate with decreased revenue levels.

     SG&A expenses for the Contract Sales and Services business unit decreased by $2.2 million to $5.5 million from $7.7 million for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to restructuring actions taken during the third quarter of 2001 and other cost savings measures, together with the discontinuance of amortization of goodwill pursuant to SFAS 142.

     Health Products Research's SG&A expenses decreased by $1.0 million to $2.6 million from $3.6 million in the six-month periods ended June 30, 2002 and 2001, respectively. The decrease is due to a reduction of cost in the compensation and benefits to employees, resulting from turnover involving some higher-level management positions.

     Other SG&A expenses decreased slightly to $5.2 million in the first half of 2002 from $5.3 million in the first half of 2001. Savings derived from restructuring efforts in the latter half of 2001 were offset by additional reserves accrued relative to the Cellegy contract discussed in more detail in the "Recent Business Developments" section above.

     Interest Expense: Ventiv recorded $0.8 million and $1.9 million of interest expense in the six months ended June 30, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. The Company incurred $0.2 million of interest expense related to obligations under its capital lease arrangement for the U.S. Sales automobile fleet in the first half of 2002 and $0.7 million for the corresponding period in 2001. The decrease in auto fleet interest relates primarily to a decrease in contracts which provided leased autos as well as lower prevailing interest rates in 2002

     Investment Income: Ventiv recorded approximately $0.2 million of investment income in each of the six-month periods ended June 30, 2002 and 2001. Investment income is effected by average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

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

     Provision for Income Taxes: Ventiv recorded provisions for income taxes on continuing operations using estimated effective tax rates of 38% and 43% for the six-month periods ended June 30, 2002, and 2001, respectively. The decrease in the effective tax rate was primarily due to a shift in the expected distribution of earnings across the Company's various business units and legal entities in continuing operations. The Company's current effective tax rate is based on current projections for earnings in each tax jurisdiction in which the Company does business and is subject to taxation. The Company's effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions. Results of discontinued and held for sale operations have been shown net of tax, reflecting a benefit from income taxes in the first half of 2002 at and effective tax rate of 35.0% and a provision for income taxes in the first half of 2001 at an estimated effective tax rate of 40.9%. An estimated provision for taxes on the gain on disposal of discontinued operations has been recorded at a rate of 35.0%. In addition, the Company recorded an estimated tax benefit of $5.4 million for carryback deductions related to the disposal of the Stamford, Connecticut-based business unit in the second quarter of 2002.

        Discontinued Operations: Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3's Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $550,000, due on February 3, 2003 and guaranteed by Bcom3. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit [INSERT "C"]. Total losses on the disposals of these businesses of $4.3 million, net of tax, were recorded in the second quarter of 2002. As more fully explained above, included in those losses was a $7.5 million dollars write-down of goodwill related to the Alpharetta, Georgia-based business unit.

       Operating results from the European Contract Sales operating segment currently held for sale, as well as the operations of the Stamford, Connecticut and Alpharetta, Georgia-based business units up to the dates of their divestitures have been included in losses from discontinued and held for sale operations for all periods presented. Results from discontinued and held for sale operations were a loss of $2.7 million and earnings of $0.3 million, net of tax, for the six-month periods ending June 30, 2002 and 2001, respectively. In addition, the Company recorded a $5.4 million tax benefit arising from the sale of the Stamford, Connecticut-based business unit.

        Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $3.3 million to $0.3 million. Gains from the sale of the two aforementioned business units and benefits from the elimination of amortization expense were partially offset by a decrease in incentive fees recognized to result in the increase in net earnings, as more fully explained above.

Liquidity and Capital Resources

        At June 30, 2002, Ventiv had $27.3 million of unrestricted cash and cash equivalents, a decrease of $8.1 million from December 31, 2001. For the six-month periods ending June 30, 2002 compared to June 30, 2001, cash provided by operations increased by $43.7 million from a use of $13.7 million to a source of $30.0 million. Cash used in investing activities increased by $19.2 million to $17.1 million, and cash used in financing activities decreased by $49.9 million from a source of $9.2 million in 2002 to a use of $40.7 million over the same comparative periods.

        Cash provided by operations was $30.0 million in the six-month period ended June 30, 2002, as compared to a use of $13.7 million in 2001. This increase was, in large part, due to the billing and collection of certain payments due under the terms of the original Bayer agreement. Bayer paid the Company $35.8 million in February 2002. The Company also had an overall improvement in collections of outstanding billed accounts receivable. In addition, there was a significant decrease in the amount of unbilled receivables in 2002 as compared to 2001. This change was primarily attributable to changes in the timing of billings and payments for services rendered under specific contracts in the first quarter of 2001, most notably the BMS agreement.

        Cash provided by investing activities was $17.1 million for the first half of 2002 as compared to cash used in investing activities of $2.1 million for the first half of 2001. This increase primarily resulted from the deposit of proceeds from the short term advance under the Company's line of credit and the net cash received from the disposal of our discontinued operating units.

        Cash used in financing activities was $55.5 million, as compared to cash provided by financing activities of $9.2 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). During the same period last year, the Company borrowed $11.0 against this credit facility, primarily to support operations. Subsequent to the signing of a new credit agreement with Foothill, the Company received a $15.0 million short term advance pursuant to this agreement which was treated as restricted cash (see investing activities) as such cash will not be available to the Company for any purpose. The Company plans to repay this draw on August 24, 2002 as per the credit agreement. In addition, the Company paid fees of approximately $0.5 million in connection with this new credit facility, effective as of March 29, 2002. These fees have been capitalized and will be amortized over the three-year term of the agreement. Furthermore, the Company commenced funding of the Cellegesic commercialization effort, pursuant to the terms of VIS's agreement with Cellegy, for costs incurred in the pre-launch phase. During the six-month period ending June 30, 2002, the Company advanced approximately $0.8 million to Cellegy pursuant to the terms of the funding arrangement. As a result of Cellegy withdrawing its application to the FDA for their Cellegesic(R) product, the Company has recorded a valuation reserve of 50% of the amounts advanced as of June 30, 2002. During the six-month periods ending June 30, 2002 and 2001, the Company made capital lease payments of $3.5 million and $3.7 million, respectively, under the fleet lease agreement in its Contract Sales and Services business unit.

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

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

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

Foreign Currency Exchange Rate Exposure

         Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at June 30, 2002. The Company's material exposures to foreign exchange rate fluctuations relate to the Euro and British Pound. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets and total liabilities held for sale, as well as on revenues of discontinued and held for sale business.

                                                        10% Decrease in
                                    Balance at           Value of Local
                                     June 30,            Currencies to
                                       2002                US Dollar
Total Assets Held for Sale           $38,055               $34,250
Total Liabilities Held for Sale      $21,619               $19,457
Revenues of Discontinued and Held
  for Sale Operations                $53,807               $49,300


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

ITEM 4. Submission of Matters to a Vote of Security Holders

     At an annual meeting of the stockholders of the Company, held on June 19, 2001, the election of six directors was voted on by the stockholders, with the following votes cast:

(i)  Election of Directors           For                  Withheld
     Daniel M. Snyder            [19,702,149]             [346,315]
     Eran Broshy                 [19,509,803]             [538,664]
     Fred Drasner                [19,702,525]             [345,989]
     A. Clayton Perfall          [19,667,598]             [380,866]
     Donald Conklin              [19,702,575]             [345,939]
     John R. Harris              [19,702,525]             [345,989]


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 Chief Executive Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     Current Report on Form 8-K, filed as of July 19, 2002 and as amended on July 20, 2002, Item 4, regarding the Company's change in certifying accountants from Arthur Andersen LLP to Deloitte and Touche LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VENTIV HEALTH, INC.

Date: August 14, 2002              By:       /s/ John R. Emery
                                        --------------------------------
                                                John R. Emery
                                           Chief Financial Officer