Form 10-Q/A
period 2002-06-30
VENTIV HEALTH INC
filed 2002-09-05
CIK 1089473

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (AMENDMENT NO. 1)

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

                               VENTIV HEALTH, INC.
                               QUARTERLY REPORT ON
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                               VENTIV HEALTH, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         June 30,     December 31,
                                                                                           2002           2001
                                                                                           ----           ----
                                                                                               (unaudited)
ASSETS
Current assets:
    Cash and equivalents ...........................................................    $ 27,297        $ 35,427
    Restricted cash ........ .......................................................      17,374           1,025
    Accounts receivable, net of allowances for doubtful accounts of $1,007
     and $988 at June 30, 2002 and December 31, 2001, respectively .................      35,429          38,481
    Unbilled services ..............................................................      10,844          42,480
    Prepaid expenses and other current assets ......................................       2,666           1,047
    Current deferred tax asset .....................................................         536           1,099
    Assets of discontinued and held for sale operations.............................      38,055          55,612
                                                                                        --------        --------
            Total current assets ...................................................     132,201         175,171
Property and equipment, net ........................................................      17,708          30,542
Goodwill and other intangible assets, net ..........................................      20,791          20,813
Deferred taxes and other non-current assets.........................................       9,414           9,043
                                                                                        --------        --------
            Total assets ...........................................................    $180,114        $235,569
                                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit ................................................    $ 15,000        $ 35,000
   Current portion of capital lease obligations ....................................       4,615           8,516
   Accrued payroll, accounts payable and accrued expenses ..........................      24,643          34,922
   Current income tax liabilities ..................................................         936           2,533
   Client advances and unearned revenue ............................................      11,973          16,429
   Liabilities of discontinued and held for sale operations ........................      21,619          30,064
                                                                                        --------        --------
            Total current liabilities ..............................................      78,786         127,464
Capital lease obligations ..........................................................       8,140          16,947
Other non-current liabilities ......................................................         170             137
                                                                                        --------        --------
            Total liabilities ......................................................      87,096         144,548
                                                                                        --------        --------
Commitments and contingencies ......................................................          --              --

Stockholders' Equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
      and outstanding at June 30, 2002 and December 31, 2001 .......................          --              --
   Common stock, $.001 par value, 50,000,000 shares authorized;
      22,992,397 shares issued at June 30, 2002 and December 31, 2001 ..............          23              23
   Additional paid-in-capital ......................................................     157,879         157,864
   Deferred compensation ...........................................................       (935)         (1,275)
   Accumulated other comprehensive losses ..........................................     (2,718)         (4,063)
   Accumulated deficit .............................................................    (61,231)        (61,528)
                                                                                        --------        --------
            Total stockholders' equity .............................................     93,018          91,021
                                                                                        --------        --------
            Total liabilities and stockholders' equity .............................    $180,114        $235,569
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
                                                                      =======       =======      ========     ========



      See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                               --------------
                                                                                          2002               2001
                                                                                          ----               ----
                                                                                                (unaudited)

Cash flows from operating activities:
   Net earnings ..........................................................................   $    297      $  3,555
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
        Net (losses) earnings from discontinued and held for sale operations .............      2,092          (295)
        Depreciation .....................................................................      5,004         4,867
        Amortization .....................................................................         22           911
        Deferred taxes ...................................................................       (415)         2,378
        Losses on disposals of capital assets ............................................          1           165
        Non-cash expense for write-off of deferred financing costs .......................        314             -
        Non-cash expense for restricted stock vesting ....................................        340           370
        Non-cash expense for valuation allowance on note receivable .....................         778             -
        Non-cash expense for loss on investment in equity of non-affiliate ...............          -           500
   Net changes in assets and liabilities:
        Restricted cash .................................................................         201           (40)
        Accounts receivable, net .........................................................      2,938       (10,950)
        Unbilled services ...............................................................      31,636       (15,679)
        Prepaid expenses and other non-current assets ...................................      (1,619)       (1,390)
        Accrued payroll, accounts payable and accrued expenses ..........................     (12,779)        1,826
        Current tax liability ...........................................................       4,128          (290)
        Client advances and unearned revenue ............................................      (4,456)          (51)
        Other ...........................................................................       1,468           432
                                                                                              -------       -------
   Net cash provided by (used in) operating activities ..................................      29,950       (13,691)
                                                                                              -------       -------

Cash flows from investing activities:
        Capital expenditures ............................................................      (1,387)       (2,094)
        Deposit of proceeds from short term advance under line of credit ................      15,000             -
        Proceeds from disposals of discontinued operations ..............................       4,295             -
        Funding of product commercialization expenditures ...............................        (825)            -
                                                                                               ------        ------
   Net cash provided by (used in) investing activities ..................................      17,083        (2,094)
                                                                                               ------        ------

Cash flows from financing activities:
        Net (repayments) borrowings on line of credit ...................................     (35,000)       11,000
        Short-term advance under line of credit .........................................     (15,000)            -
        Repayments of capital lease obligations .........................................      (3,492)       (3,676)
        Collateralization of obligations under standby letter of credit .................      (1,550)            -
        Financing costs for new credit facility .........................................        (467)            -
        Proceeds from the exercise of stock options .....................................           -         1,890
                                                                                              -------       -------
Net cash (used in) provided by financing activities .....................................     (55,509)        9,214
                                                                                              -------       -------

Net cash (used in) provided by discontinued and held for sale operations ................      (1,014)        5,591

Effect of exchange rate changes on cash and equivalents .................................       1,360        (2,652)
                                                                                              -------      --------
Net decrease in cash and equivalents ....................................................      (8,130)       (3,632)
Cash and equivalents, beginning of period ...............................................      35,427        16,387
                                                                                             --------      --------
Cash and equivalents, end of period .....................................................    $ 27,297      $ 12,755
                                                                                             ========      ========
Supplemental disclosures of cash flow information:
        Cash paid for interest ..........................................................      $  869      $  1,472
        Cash paid for income taxes ......................................................      $  377      $    593

Supplemental disclosures of non-cash activities:
        Vehicles acquired under capital lease arrangements ..............................    $  1,379      $  4,959











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

                               VENTIV HEALTH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     As of June 30, 2002 the Company had two clients, Reliant and Endo, which accounted for 34.7% and 16.2%, respectively, of billed accounts receivable. Also, Endo accounted for 40.5% of unbilled receivables at June 30, 2002. As of June 30, 2001, the Company had two clients, Reliant and Bayer which accounted for 56.7% and 14.7%, respectively, of billed accounts receivable. The Company had four clients, Reliant, BMS, Bayer and Endo, that accounted for 32.0%, 21.6%, 14.8% and 10.0%, respectively, of unbilled receivables at June 30, 2001.

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

6. Note Receivable:

     On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through its Ventiv
Integration Solutions ("VIS") business and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.8 million or 50% of the amounts due to be advanced as of that date. Cellegy has curtailed expenditures relating to this commercialization effort, and funding has been suspended pending the outcome of further discussions between Cellegy and the FDA.

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

     Below is a summary of the results of these operations:

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                      ---------------------------      -------------------------
                                                              2002       2001                 2002        2001
                                                              ----       ----                 ----        ----
                                                                                (unaudited)
                                                                              (in thousands)
Results from discontinued operations:
     Revenue .........................................   $ 25,997    $ 30,940             $ 53,807    $ 61,190
                                                         ========    ========             ========    ========
     (Losses) earnings before income taxes ...........   $ (3,186)   $    683             $ (4,093)   $    499
     Benefit from (provision for) income taxes .......      6,631        (162)               6,814        (204)
                                                         --------    --------             --------    --------
     Net earnings from discontinued operations .......      3,445         521                2,721         295
                                                         --------    --------             --------    --------
Losses on disposals of discontinued operations:

     Losses on disposals of discontinued operations ..   $ (3,375)      -----             $ (3,375)      -----
     Provision for income taxes ......................     (1,438)      -----               (1,438)      -----
                                                         --------    --------             --------    --------
     Net losses on disposals of discontinued
      operations                                           (4,813)      -----               (4,813)      -----
                                                         --------    --------             --------    --------
Net results from discontinued operations .............  ($  1,368)   $    521            ($  2,092)   $    295
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

     Operating results from the European Contract Sales operating segment currently held for sale, as well as the operations of the Stamford, Connecticut and Alpharetta, Georgia-based business units up to the dates of their divestitures have been included in losses from discontinued operations for all periods presented. Results from discontinued and held for sale operations were a loss of $2.0 million and earnings of $0.5 million, net of tax, for the three-month periods ending June 30, 2002 and 2001, respectively. In addition, the Company recorded an estimated $5.4 million tax benefit for carryback deductions relating to the disposal of the Stamford, Connecticut-based business unit. In connection with the sale and wind-down of their operation, the Company recorded a $2.5 million charge for remaining real estate obligations associated with that business. Results from discontinued operations were a loss of $2.7 million and earnings of $0.3 million, net of tax, for the six-month periods ending June 30, 2002 and 2001, respectively. The three and six-month operating results also included the aforementioned $5.4 million tax benefit.

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

The following presents information about the reported segments:


                                           For the Three Months Ended          For the Six Months Ended
                                                  June 30,                            June 30,
                                                  --------                            --------
                                            2002               2001           2002               2001
                                            ----               ----           ----               ----
                                                 (unaudited)                          (unaudited)
                                                (in thousands)                       (in thousands)
Revenue:
Contract Sales and Services ...........    $42,079             $65,752       $105,250            $134,068
Planning and Analytics ................      6,462               6,502         12,655              12,785
Other .................................        228                 ---            732                 ---
                                          --------            --------       --------            --------
           Total revenue ..............    $48,769             $72,254       $118,637            $146,853
                                           =======             =======       ========            ========

Operating earnings:
Contract Sales and Services ...........   $  3,729             $ 6,084       $  7,293            $ 11,883
Planning and Analytics ................      1,057                 716          2,389               1,432
Other .................................     (2,504)             (2,749)        (5,198)             (5,348)
                                          --------            --------       --------            --------
                                          $  2,282             $ 4,051       $  4,484            $  7,967
                                          ========             =======       ========            ========

                                           June 30,        December 31,
                                           --------        ------------
                                             2002              2001
                                             ----              ----
                                                 (in thousands)
                                                  (unaudited)
Total Assets:
Contract Sales and Services ...........   $ 81,319            $101,535
Planning and Analytics ................     18,555              21,939
Other .................................     42,185              56,483
                                          --------            --------
                                           142,059             179,957
Assets held for sale ..................     38,055              55,612
                                          --------            --------
Total assets ..........................   $180,114            $235,569
                                          ========            ========



Below is a reconciliation of total segment operating earnings before restructuring and other non-recurring charges to earnings from continuing operations before income taxes:

                              VENTIV HEALTH, INC.

                                                For the Three Months             For the Six Months
                                                      Ended                            Ended
                                                     June 30,                         June 30,
                                                     --------                         --------
                                              2002             2001            2002              2001
                                              ----             ----            ----              ----
                                                   (unaudited)                         (unaudited)
                                                  (in thousands)                      (in thousands)
Operating earnings from segments ......     $  2,282         $  4,051        $  4,484          $  7,967
Interest expense ......................         (217)            (953)           (811)           (1,926)
Investment income .....................           95               50             180               195
Loss on investment in equity of
  non-affiliates ......................           --               --             --              (500)
                                            --------         --------        --------          --------
    Earnings from continuing operations
     before income taxes ..............     $  2,160         $  3,148        $  3,853          $  5,736
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

VENTIV HEALTH, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; telemarketing and other marketing support services; product/brand management; recruitment and training services; and sales execution. Ventiv's businesses provide a broad range of innovative strategic and tactical solutions to their clients, including the majority of the world's leading pharmaceutical, biotechnology and life sciences companies.

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

($'s in 000's)                                                For the three months ended
                                                                       June 30,

                                                          2002                              2001
                                                          ----                              ----
                                                                    (in thousands)
                                                                      (unaudited)

Revenues                                           $48,769       100.0 %             $72,254       100.0 %
Operating expenses
Costs of services                                   39,825        81.7 %              59,854        82.8 %
Selling, general and administrative
expenses                                             6,662        13.7 %               8,349        11.6 %
                                                   -------       -----               -------       -----
Operating earnings                                   2,282         4.7 %               4,051         5.6 %
Interest expense                                     (217)       (0.4) %               (953)       (1.3) %
Investment income                                       95         0.2 %                  50         0.1 %
                                                   -------       -----               -------       -----
Earnings from continuing operations
before income taxes                                  2,160         4.4 %               3,148         4.4 %
Provision for income taxes                             901         1.8 %               1,484         2.1 %
                                                   -------       -----               -------       -----
Net earnings from continuing operations              1,259         2.6 %               1,664         2.3 %

Earnings (losses) from discontinued and held for sale
 operations:
Results of discontinued operations, net of taxes            (1,955)     (4.1)%        521     0.7 %
Losses on disposals of discontinued and
held for sale operations, net of taxes                      (4,813)     (9.9)%         --      -- %
Tax benefits related to disposal of                          5,400      11.1 %         --      -- %
discontinued operation
                                                           -------     -----       -------   -----
Net earnings (losses) from discontinued and held for
sale operations                                             (1,368)     (2.8)%        521     0.7 %
                                                           -------     -----       -------   -----
Net earnings (losses)                                        ($109)     (0.2)%     $2,185     3.0 %
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

     In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses under the original Bayer agreement through May 14, 2002, under the assumption that Ventiv would elect to not continue under the original contract on a loss basis beyond
May 14, 2002, which was the first date that Ventiv could exercise its right to terminate the contract. As a result of the amendment and restatement of the agreement effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted Ventiv's profit margins in the second quarter of 2002.

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

     Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 41.7% and 47.1% for the three-month periods ended June 30, 2002 and 2001, respectively. The difference in the rate is primarily the result of a shift in the expected distribution of earnings across the Company's various business units and legal entities and reflects adjustments for a change in the estimated effective rate for the year ending December 31, 2002 to 38%. Results of discontinued and held for sale operations have been shown net of tax, reflecting a benefit from income taxes in the second quarter of 2002 at an effective tax rate of 38.6% and a provision for income taxes in the second quarter of 2001 at an effective tax rate of 23.7%. An estimated provision for taxes on the losses on disposals of discontinued operations, exclusive of the $7.5 million goodwill write-down (for which there was no tax benefit as it was non-deductible for tax purposes), has been recorded at a rate of 35.0%. In addition, the Company recorded an estimated tax benefit of $5.4 million for carryback deductions related to the disposal of the Stamford, Connecticut-based business unit in the second quarter of 2002.

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

     Operating results from the European Contract Sales operating segment currently held for sale, as well as the operations of the Stamford, Connecticut and Alpharetta, Georgia-based business units up to the dates of their divestitures, have been included in losses from discontinued and held for sale operations for all periods presented. Results from discontinued and held for sale operations were a loss of $2.0 million and earnings of $0.5 million, net of tax, for the three-month periods ending June 30, 2002 and 2001, respectively. In addition, the Company recorded a $5.4 million tax benefit arising from the sale of the Stamford, Connecticut-based business unit.

     Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $2.3 million to a loss of $0.1 million, from earnings of $2.2 million, in the three months ended June 30, 2002 and 2001, respectively. Diluted earnings per share decreased to break-even for the three-month period ending June 30, 2002 from earnings of $0.09 for the three-month period ending June 30, 2001. Losses from the sale of the two aforementioned business units and slightly lower average margins in certain business units resulted in the decrease in net earnings, as more fully explained above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001


($'s in 000's)                                                 For the six months ended
                                                                       June 30,
                                                        2002                              2001
                                                        ----                              ----
                                                                    (in thousands)
                                                                      (unaudited)

Revenues                                          $118,637       100.0 %            $146,853       100.0 %
Operating expenses
Costs of services                                  100,841        85.0 %             122,205        83.2 %
Selling, general and administrative                 13,312        11.2 %              16,681        11.4 %
                                                  --------       -----              --------       -----
expenses
Operating earnings                                   4,484         3.8 %               7,967         5.4 %
Interest expense                                      (811)       (0.7)%              (1,926)       (1.3)%
Investment income                                      180         0.2 %                 195         0.1 %
Loss on investment in equity of
non-affiliates                                          --          -- %                (500)       (0.3)%
                                                  --------       -----              --------       -----
Earnings from continuing operations                  3,853         3.2 %               5,736         3.9 %
before income taxes
Provision for income taxes                           1,464         1.2 %               2,476         1.7 %
                                                  --------       -----              --------       -----
Net earnings from continuing operations              2,389         2.0 %               3,260         2.2 %
                                                  --------       -----              --------       -----

Results from discontinued and held for sale operations:

Results of operations, net of taxes                 (2,679)       (2.3)%                 295         0.2 %
Losses on disposals of discontinued
operations, net of taxes                            (4,813)       (4.1)%                  --           - %
Tax benefits related to disposal of
discontinued operation                               5,400         4.6 %                  --           - %
                                                  --------       -----              --------       -----

Net earnings (losses) from discontinued
and held for sale operations                        (2,092)       (1.8)%                 295         0.2 %
                                                  --------       -----              --------       -----
Net earnings                                      $  297           0.2 %            $  3,555         2.4 %
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

     Contract Sales and Services reported costs of services of $92.4 million for the six months ended June 30, 2002, a decrease of $22.0 million or 19.2% from $114.4 million for the six months ended June 30, 2001. Costs of services as a percentage of revenue increased to 87.8% for the first half of 2002 from 85.4% for the first half of 2001, primarily due to the effect of incentive fees, which accrue with no additional incremental costs to the Company, recognized in the first six months of 2001. In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses on the original Bayer agreement through May 14, 2002, under the assumption that Ventiv would elect to not continue under the original contract on a loss basis beyond May 14, 2002, which was the first date that Ventiv could exercise its right to terminate the contract. As a result of the amendment and restatement of the agreement effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the Company's profit margins in the second quarter of 2002.

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

     Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $3.4 million, or 20.2%, to $13.3 million from $16.7 million in the six-month periods ended June 30, 2002 and 2001, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased to 11.2% from 11.7%. The decline as a percentage of revenues is primarily the result of the elimination of goodwill amortization expense in 2002 pursuant to SFAS 142, and various cost savings measures taken in the latter half of 2001 to scale the operational units to levels commensurate with decreased revenue levels.

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

     Interest Expense: Ventiv recorded $0.8 million and $1.9 million of interest expense in the six months ended June 30, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. The Company incurred $0.2 million of interest expense related to obligations under its capital lease arrangement for the U.S. Sales automobile fleet in the first half of 2002 and $0.7 million for the corresponding period in 2001. The decrease in auto fleet interest relates primarily to a decrease in contracts which provided leased autos as well as lower prevailing interest rates in 2002.

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

     Provision for Income Taxes: Ventiv recorded provisions for income taxes on continuing operations using estimated effective tax rates of 38% and 43% for the six-month periods ended June 30, 2002, and 2001, respectively. The decrease in the effective tax rate was primarily due to a shift in the expected distribution of earnings across the Company's various business units and legal entities in continuing operations. The Company's current effective tax rate is based on current projections for earnings in each tax jurisdiction in which the Company does business and is subject to taxation. The Company's effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions. Results of discontinued and held for sale operations have been shown net of tax, exclusive of the $7.5 million goodwill write-down (for which there was no tax benefit as it was non-deductible for tax purposes) reflecting a benefit from income taxes in the first half of 2002 at an effective tax rate of 35.0% and a provision for income taxes in the first half of 2001 at an estimated effective tax rate of 40.9%. An estimated provision for taxes on the losses on disposal of discontinued operations has been recorded at a rate of 35.0%. In addition, the Company recorded an estimated tax benefit of $5.4 million for carryback deductions related to the disposal of the Stamford, Connecticut-based business unit in the second quarter of 2002.

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

        Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings decreased by approximately $3.3 million to $0.3 million. Losses from the sale of the two aforementioned business units and a decrease in incentive fees recognized contributed to the decrease in net earnings, as more fully explained above.

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

        After consideration of certain significant customer payments received in the first quarter of 2002, and the repayment of obligations due under the original credit facility, we believe that we currently have adequate cash and equivalents available for our operating needs. Accordingly, we believe that our cash and equivalents, cash to be provided by operations and available credit under our new credit facility will be sufficient to fund our current operating requirements and planned capital expenditures over the next 12 months and for the foreseeable future.

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

                                   VENTIV HEALTH, INC.

Date: September 5, 2002              By:       /s/ John R. Emery
                                        --------------------------------
                                                John R. Emery
                                           Chief Financial Officer