Form 10-Q
period 2002-09-30
VENTIV HEALTH INC
filed 2002-11-13
CIK 1089473

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

               For the quarterly period ended September 30, 2002

                                      or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

             For the Transition Period From           to

                        Commission file number 0-30318

                              VENTIV HEALTH, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  52-2181734
                  (State or other             (IRS Employer
                   jurisdiction            Identification No.)
                of incorporation or
                   organization)

                       c/o Ventiv Health U.S. Sales LLC
                              200 Cottontail Lane
                              Vantage Court North
                          Somerset, New Jersey 08873
             (Address of principal executive office and zip code)

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

   Common Stock, par value $0.001, 22,973,500 shares outstanding as of November 8, 2002.

================================================================================

                              VENTIV HEALTH, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                         Page
                                                                         -----
                     PART I.  Financial Information

  ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 2002
       (unaudited) and December 31, 2001 (unaudited)....................     1

     Condensed Consolidated Statements of Operations for the three- and
       nine-month periods ended September 30, 2002 and 2001 (unaudited).     2

     Condensed Consolidated Statements of Cash Flows for the nine-month
       periods ended September 30, 2002 and 2001 (unaudited)............     3

     Notes to Condensed Consolidated Financial Statements...............  4-13

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................ 14-25

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...    26

  ITEM 4.  Controls and Procedures......................................    26

                       PART II.  Other Information

  ITEM 1.  Legal Proceedings............................................    27

  ITEM 6.  Exhibits and Reports on Form 8-K.............................    27

  Signatures............................................................    28

  Certifications........................................................ 29-30

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              VENTIV HEALTH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                          September 30, December 31,
                                                                                              2002          2001
                                                                                          ------------- ------------
                                                                                                 (unaudited)
                                        ASSETS
Current assets:
    Cash and equivalents.................................................................   $ 38,321      $ 35,427
    Restricted cash......................................................................      3,304         1,025
    Accounts receivable, net of allowances for doubtful accounts of $1,031 and $988 at
     September 30, 2002 and December 31, 2001, respectively..............................     24,993        38,481
    Note receivable......................................................................        330            --
    Unbilled services....................................................................     15,553        42,480
    Prepaid expenses and other current assets............................................      2,452         1,047
    Current deferred tax asset...........................................................        536         1,099
    Assets of discontinued and held for sale operations..................................     21,583        55,612
                                                                                            --------      --------
       Total current assets..............................................................    107,072       175,171
Property and equipment, net..............................................................     17,265        30,542
Goodwill and other intangible assets, net................................................     20,780        20,813
Deferred taxes and other non-current assets..............................................      9,269         9,043
                                                                                            --------      --------
       Total assets......................................................................   $154,386      $235,569
                                                                                            ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under lines of credit.....................................................   $     --      $ 35,000
    Current portion of capital lease obligations.........................................      3,758         8,516
    Accrued payroll, accounts payable and accrued expenses...............................     28,396        34,922
    Current income tax liabilities.......................................................        909         2,208
    Client advances and unearned revenue.................................................      3,706        16,429
    Liabilities of discontinued and held for sale operations.............................     16,654        30,389
                                                                                            --------      --------
       Total current liabilities.........................................................     53,423       127,464
Capital lease obligations................................................................      7,102        16,947
Other non-current liabilities............................................................        183           137
                                                                                            --------      --------
       Total liabilities.................................................................     60,708       144,548
                                                                                            --------      --------
Commitments and contingencies............................................................         --            --
Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and
     outstanding at September 30, 2002 and December 31, 2001.............................         --            --
    Common stock, $.001 par value, 50,000,000 shares authorized; 22,973,500 and
     22,992,397 shares issued at September 30, 2002 and December 31, 2001,
     respectively........................................................................         23            23
    Additional paid-in-capital...........................................................    154,146       157,864
    Deferred compensation................................................................       (690)       (1,275)
    Accumulated other comprehensive losses...............................................     (2,870)       (4,063)
    Accumulated deficit..................................................................    (56,931)      (61,528)
                                                                                            --------      --------
       Total stockholders' equity........................................................     93,678        91,021
                                                                                            --------      --------
       Total liabilities and stockholders' equity........................................   $154,386      $235,569
                                                                                            ========      ========

     See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                   For the Three Months For the Nine Months
                                                                   Ended September 30,  Ended September 30,
                                                                   -------------------  ------------------
                                                                     2002      2001       2002      2001
                                                                   -------   --------   --------  --------
                                                                                (unaudited)
Revenues.......................................................... $46,888   $ 68,885   $165,525  $215,738
Operating expenses:
   Costs of services..............................................  38,642     65,213    139,483   187,419
   Selling, general and administrative expenses...................   6,137      9,238     19,449    25,917
   Restructuring costs............................................      --      2,025         --     2,025
   Impairment of intangible assets................................      --     14,811         --    14,811
                                                                   -------   --------   --------  --------
Operating earnings (losses).......................................   2,109    (22,402)     6,593   (14,434)
Interest expense..................................................    (614)    (1,254)    (1,425)   (3,181)
Investment income.................................................     144        154        325       350
Loss on investment in equity of non-affiliate.....................      --         --         --      (500)
                                                                   -------   --------   --------  --------
Earnings (losses) from continuing operations before income
  taxes...........................................................   1,639    (23,502)     5,493   (17,765)
Provision for (benefit from) income taxes.........................     623     (7,973)     2,087    (5,497)
                                                                   -------   --------   --------  --------
Earnings (losses) from continuing operations......................   1,016    (15,529)     3,406   (12,268)
                                                                   -------   --------   --------  --------
Earnings (losses) from discontinued and held for sale operations:
   Losses from discontinued operations, net of taxes..............    (117)   (42,545)    (2,797)  (42,250)
   Gains (losses) on disposals of discontinued operations, net of
     taxes........................................................   3,400     (1,954)    (1,412)   (1,954)
   Tax benefit arising from the disposal of a discontinued
     operation....................................................      --         --      5,400        --
                                                                   -------   --------   --------  --------
Earnings (losses) from discontinued and held for sale operations..   3,283    (44,499)     1,191   (44,204)
                                                                   -------   --------   --------  --------
Net earnings (losses)............................................. $ 4,299   $(60,028)  $  4,597  $(56,472)
                                                                   =======   ========   ========  ========
Earnings (losses) per share (see Note 3):

Continuing operations:
   Basic.......................................................... $  0.04   $  (0.68)  $   0.15  $  (0.54)
                                                                   =======   ========   ========  ========
   Diluted........................................................ $  0.04   $  (0.68)  $   0.15  $  (0.54)
                                                                   =======   ========   ========  ========
Discontinued and held for sale operations:
   Basic.......................................................... $  0.15      (1.96)  $   0.05     (1.96)
                                                                   =======   ========   ========  ========
   Diluted........................................................ $  0.15      (1.96)  $   0.05     (1.96)
                                                                   =======   ========   ========  ========
Net earnings (losses):
   Basic.......................................................... $  0.19   $  (2.64)  $   0.20  $  (2.50)
                                                                   =======   ========   ========  ========
   Diluted........................................................ $  0.19   $  (2.64)  $   0.20  $  (2.50)
                                                                   =======   ========   ========  ========

     See accompanying notes to condensed consolidated financial statements

                              VENTIV HEALTH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                            For the Nine Months
                                                                                                            Ended September 30,
                                                                                                            ------------------
                                                                                                              2002      2001
                                                                                                            --------  --------
                                                                                                                (unaudited)
Cash flows from operating activities:
   Net earnings (losses)................................................................................... $  4,597  $(56,472)
   Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
      Earnings (losses) from discontinued and held for sale operations.....................................   (1,191)   44,204
      Depreciation.........................................................................................    6,795     8,385
      Amortization.........................................................................................       33     1,384
      Deferred taxes.......................................................................................      551    (8,335)
      Losses on disposals of capital assets................................................................        1       166
      Impairment of intangible assets......................................................................       --    14,811
      Write-off of deferred financing costs................................................................      314        --
      Restricted stock vesting.............................................................................      435       724
      Valuation allowance on note receivable...............................................................      722        --
      Loss on investment in equity of non-affiliate........................................................       --       500
   Net changes in assets and liabilities:
      Restricted cash......................................................................................   (1,279)      379
      Accounts receivable, net.............................................................................   13,488   (12,210)
      Unbilled services....................................................................................   26,927   (13,517)
      Current tax assets...................................................................................       --      (586)
      Prepaid expenses and other current assets............................................................   (1,632)     (706)
      Accrued payroll, accounts payable and accrued expenses...............................................   (6,526)    6,435
      Current tax liabilities..............................................................................   (1,624)       --
      Client advances and unearned revenue.................................................................  (12,723)    9,168
      Other................................................................................................       89       214
                                                                                                            --------  --------
   Net cash provided by (used in) operating activities.....................................................   28,977    (5,456)
                                                                                                            --------  --------
Cash flows from investing activities:
      Capital expenditures.................................................................................   (3,078)   (3,426)
      Proceeds from disposals of discontinued operations...................................................   10,370        --
      Funding of product commercialization expenditures....................................................     (825)       --
                                                                                                            --------  --------
   Net cash provided by (used in) investing activities.....................................................    6,467    (3,426)
                                                                                                            --------  --------
Cash flows from financing activities:
      Net (repayments) borrowings on line of credit........................................................  (35,000)   16,000
      Payments under capital lease obligations.............................................................   (5,044)   (3,845)
      Collateralization of obligations under standby letter of credit......................................   (1,000)       --
      Financing costs for new credit facility..............................................................     (571)       --
      Proceeds from the exercise of stock options..........................................................       --     2,205
                                                                                                            --------  --------
   Net cash (used in) provided by financing activities.....................................................  (41,615)   14,360
                                                                                                            --------  --------
Net cash provided by discontinued and held for sale operations.............................................    7,872    18,428
                                                                                                            --------  --------
Effect of exchange rate changes on cash and equivalents....................................................    1,193    (1,807)
                                                                                                            --------  --------
Net increase in cash and equivalents.......................................................................    2,894    22,099
      Cash and equivalents, beginning of period............................................................   35,427    16,387
                                                                                                            --------  --------
      Cash and equivalents, end of period.................................................................. $ 38,321  $ 38,486
                                                                                                            ========  ========
Supplemental disclosures of cash flow information:
      Cash paid for interest............................................................................... $  1,240  $  2,456
      Cash paid for income taxes........................................................................... $    492  $    813
Supplemental disclosures of non-cash activities:
      Vehicles acquired under capital lease arrangements................................................... $  3,237  $ 11,059

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

   The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the interim financial reporting rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments, and the effect of discontinued or held for sale operations as detailed in these notes to the condensed consolidated financial statements) that, in the opinion of management, are necessary to fairly present the Company's financial position as of September 30, 2002 and December 31, 2001, the results of operations of the Company for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows of the Company for the nine-month periods ended September 30, 2002 and 2001. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

   These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 and April 30, 2002, respectively. Such audited financial statements did not reflect the classification of certain businesses as discontinued or held for sale operations (see Note 10). The condensed consolidated balance sheet as of December 31, 2001 included herein has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K, in order to present this classification with respect to all business units divested subsequent to that date or presently held for sale.

2. Accounting Standards, New Accounting Pronouncements and Related Accounting Policies

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. This statement became effective for fiscal years beginning after December 15, 2001, and permitted early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 effective January 1, 2002, and, as a result, the Company will no longer amortize its goodwill effective January 1, 2002. Goodwill related to those businesses now comprising the Company's continuing operations (see Notes 10 and 11) was reflected in the Company's consolidated balance sheets as of September 30, 2002 and December 31, 2001 at a carrying

                              VENTIV HEALTH, INC.

amount of approximately $20.6 million. Selling, general & administrative expense for the three and nine months ended September 30, 2001 includes goodwill amortization of approximately $0.5 million and $1.4 million, respectively. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company's Contract Sales and Services operating segment (see Note 11).The following table reconciles net income amounts to calculate basic earnings per share ("EPS") and diluted earnings per share had amortization expense related to goodwill not been recorded in prior periods:

                                       Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       -----------------   ---------------
                                        2002      2001      2002     2001
                                       ------   --------   ------  --------
                                                  (unaudited)
                                       (in thousands, except per share data)
       Reported net earnings (losses). $4,299   $(60,028)  $4,597  $(56,472)
       Add back: Goodwill amortization     --        457       --     1,371
                                       ------   --------   ------  --------
       Adjusted net earnings.......... $4,299   $(59,571)  $4,597  $(55,101)
                                       ======   ========   ======  ========
       Basic EPS:
          Reported net earnings....... $ 0.19   $  (2.64)  $ 0.20  $  (2.50)
          Goodwill amortization.......     --       0.02       --      0.06
                                       ------   --------   ------  --------
          Adjusted net earnings....... $ 0.19   $  (2.62)  $ 0.20  $  (2.44)
                                       ======   ========   ======  ========
       Diluted EPS:
          Reported net earnings....... $ 0.19   $  (2.64)  $ 0.20  $  (2.50)
          Goodwill amortization.......     --       0.02       --      0.06
                                       ------   --------   ------  --------
          Adjusted net earnings....... $ 0.19   $  (2.62)  $ 0.20  $  (2.44)
                                       ======   ========   ======  ========

   In the second quarter of 2002, management completed its initial analysis under SFAS 142 and concluded that no current goodwill impairment charges were necessary. If, in future valuations, the carrying amount of goodwill is found to exceed its fair value, an impairment loss will be recognized in an amount equal to that excess. If an impairment loss is recorded, the adjusted carrying amount of goodwill shall become the new accounting basis of such goodwill.

   In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146)." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which becomes effective as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

                              VENTIV HEALTH, INC.

3.  Earnings Per Share:

   The following table presents a reconciliation of the numerators and denominators of basic and diluted EPS for the three- and nine-month periods ended September 30, 2002 and 2001:

                                                            Three Months         Nine Months
                                                          Ended September 30, Ended September 30,
                                                          ------------------  ------------------
                                                           2002      2001      2002      2001
                                                          -------  --------   -------  --------
                                                          (in thousands, except per share data)
Basic EPS Computation:
   Net earnings (losses)................................. $ 4,299  $(60,028)  $ 4,597  $(56,472)
   Weighted average common shares issued and outstanding.  22,828    22,703    22,826    22,591
                                                          -------  --------   -------  --------
   Basic EPS............................................. $  0.19  $  (2.64)  $  0.20  $  (2.50)
                                                          =======  ========   =======  ========
Diluted EPS Computation:
   Net earnings (losses)................................. $ 4,299  $(60,028)  $ 4,597  $(56,472)
   Adjustments to net earnings (losses)..................      --        --        --        --
                                                          -------  --------   -------  --------
   Adjusted net earnings (losses)........................ $ 4,299  $(60,028)  $ 4,597  $(56,472)
                                                          =======  ========   =======  ========
Diluted common shares outstanding:
   Weighted average common shares outstanding............  22,828    22,703    22,826    22,591
   Stock options.........................................       2       n/a         4       n/a
   Restricted stock awards...............................      --       n/a        --       n/a
                                                          -------  --------   -------  --------
   Total diluted common shares issued and outstanding....  22,830    22,703    22,830    22,591
                                                          -------  --------   -------  --------
   Diluted EPS........................................... $  0.19  $  (2.64)  $  0.20  $  (2.50)
                                                          =======  ========   =======  ========

   Given the market price of the Company's Common Stock during the three and nine month periods ended September 30, 2002 relative to the related grant date prices, there were no common stock equivalents attributable to the Company's outstanding restricted stock awards during those periods. Also, for the three and nine month periods ended September 30, 2001, the computation of diluted EPS excludes the effects of 433,000 and 712,000 shares from the assumed exercise of employee stock options, and 148,000 and 177,000 shares relating to restricted stock awards, respectively, as their effects on EPS were antidilutive.

4.  Significant Clients:

   During the nine-month period ended September 30, 2002, three clients, Bayer Corporation ("Bayer"), Reliant Pharmaceuticals, Inc. ("Reliant") and Endo Pharmaceuticals Holdings Inc. ("Endo") accounted for approximately 23.6%, 13.8% and 12.2% of the Company's total revenue, respectively. For the nine-month period ended September 30, 2001, three clients, Reliant, Bristol-Myers Squibb, Inc. ("BMS") and Bayer accounted for 29.0%, 17.3% and 11.2%, respectively, of the Company's total period revenue.

   As of September 30, 2002 the Company had two clients, Endo and Reliant, which accounted for 33.3% and 17.2%, respectively, of billed accounts receivable. Also, Bayer and Abbott Laboratories accounted for 31.7% and 15.6% of unbilled receivables as of September 30, 2002, respectively. As of September 30, 2001, the Company had two clients, Reliant and Endo, which accounted for 43.8% and 15.6%, respectively, of billed accounts receivable. The Company had three clients, Bayer, BMS, and Reliant that accounted for 32.7%, 23.1%, and 18.7%, respectively, of unbilled receivables at September 30, 2001.

                              VENTIV HEALTH, INC.

   In February 2002, Ventiv was notified by Reliant of its intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant at any time. As a consequence of the conversion, Ventiv ceased providing contract sales services to Reliant as of March 31, 2002. In the third quarter, the Company and Reliant commenced negotiations regarding final amounts due and owing under the Reliant agreement. On October 9, 2002, the Company reached final agreement with Reliant and received payment for all amounts due and owing, as mutually agreed on that date. During the contract term, the Company had deferred recognition of approximately $1.8 million of revenue to provide for certain contingencies under the original Reliant agreement. In the course of final negotiations, the Company agreed to approximately $0.7 million of charge-backs and deductions relating to such contingencies. Accordingly, revenue and operating income for the quarterly period ended September 30, 2002 reflect the recognition of $1.1 million of revenue and operating profit previously deferred.

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

5.  Restricted Cash:

   The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $3.3 million and $1.0 million as of September 30, 2002 and December 31, 2001, respectively.

   On February 19, 2002, the Company pledged approximately $1.5 million of cash as collateral on an outstanding standby letter of credit, issued in support of a fleet leasing arrangement for the Company's U.K. operation. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it was restricted from use for general purposes and was classified accordingly in the Condensed Consolidated Balance Sheet as of September 30, 2002. On May 23, 2002, the amount of standby letter of credit was reduced from (Pounds)0.9 million to (Pounds)0.6 million, commensurate with the current financial exposure to the U.K. fleet leasing agent. As a result of this amendment, the Company was able to reduce the collateralization amount to $1.0 million. As a post-completion obligation, this standby letter of credit is to be substituted or replaced by the acquirer of the U.K. business, United Drug plc (see Note 10).

   On May 24, 2002 the Company received $15.0 million as an initial advance under its new secured line of credit with Foothill Capital Corporation ("Foothill"), in accordance with the terms of the credit agreement. It was

                              VENTIV HEALTH, INC.

the intent of both the Company and Foothill that this initial advance be repaid, together with accrued interest thereon, on or about August 24, 2002, and that the funds would not be available to the Company for any purpose during that time. Accordingly, this cash was classified as restricted while this initial advance was outstanding. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company's borrowing availability under the line of credit. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002.

6.  Note Receivable:

   On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through its Ventiv Integration Solutions ("VIS") business and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of approximately $0.8 million or 50% of the amounts due to be advanced as of that date. By mutual agreement, Cellegy curtailed expenditures relating to this commercialization effort, and funding was suspended pending the outcome of further discussions between Cellegy and the FDA.

   On September 30, 2002, the Company notified Cellegy of its intent to exercise its rights to terminate this agreement, effective immediately. Both Cellegy and the Company have agreed to such termination. The Company received approximately $0.3 million from Cellegy on October 28, 2002 in full settlement and satisfaction of Cellegy's contractual obligations for sharing of pre-launch expenses. The Company had adequately provided for its shared portion of the cumulative pre-launch expenses in the first and second quarters of 2002, based on the amount of funding provided in each of those periods.

7.  Stock Incentive Plan:

   On May 1, 2002, the Company filed a Schedule TO with the U.S. Securities and Exchange Commission, relating to the commencement of an offer to exchange stock options held by employees and consultants under the Company's 1999 Stock Incentive Plan (the "Stock Plan"). At the election of the holders, unexercised options were permitted to be surrendered for new option awards to be issued on or about December 2, 2002, at a price equal to the greater of $4 or the then current market value of the Company's common stock as listed on the NASDAQ. The replacement options will be granted only to holders who elected to participate in the exchange offer and are employees or are consultants to the Company on the date the replacement options are issued. The Company has initiated this offer in order to provide better performance incentives for its key employees and consultants, in an effort to increase retention of these individuals. Options to purchase up to approximately 2.4 million shares were eligible for exchange, of which 1.3 million were tendered.

                              VENTIV HEALTH, INC.

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

                                                     Three Months      Nine Months
                                                    Ended September  Ended September
                                                          30,              30,
                                                   ----------------  ---------------
                                                    2002     2001     2002    2001
                                                   ------  --------  ------ --------
                                                              (unaudited)
                                                             (in thousands)
Net earnings (losses)............................. $4,299  $(60,028) $4,597 $(56,472)
Other comprehensive earnings (losses), net of tax:
    Foreign currency translation adjustments......   (152)      846   1,193   (1,807)
                                                   ------  --------  ------ --------
Comprehensive earnings (losses)................... $4,147  $(59,182) $5,790 $(58,279)
                                                   ======  ========  ====== ========

9.  Capital Lease Obligations:

   During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Contract Sales and Services business unit. In August 2002, the Company entered into a new leasing agreement with a second fleet leasing provider. Based on the terms of these agreements, the Company has concluded that the leases are capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases".

   The Company capitalized newly-leased vehicles and recorded related capital lease obligations totaling approximately $3.2 million and $11.1 million during the nine-month periods ended September 30, 2002 and 2001, respectively. In addition, the net book value of capitalized fleet vehicles was reduced by $13.4 million and $4.4 million in the nine-month periods ended September 30, 2002 and 2001, respectively. These reductions include the effect of transfers of fleet vehicles to certain clients in connection with the conclusion of certain contracts and the conversions of certain field forces from Ventiv employment to client employment. The net book value of fleet vehicles as of the conversion and transfer dates were approximately $12.7 million and $4.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. From time to time, fleet vehicles may be transferred or replaced based on overall client requirements and fleet management practices.

10.  Discontinued and Held for Sale Operations:

   Based on historical performance and outcomes of strategic initiatives implemented by Company management to better focus the Company on its core businesses and operating segments, in September 2001 and April 2002, respectively, the Company's Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units within the Company's Communications operating segment. In June 2002, based on management's ongoing strategic assessment of the business, the Company's Board of Directors authorized management to also evaluate the potential sale of the business units comprising its European Contract Sales operating segment.

   The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. In addition, the Company completed the sale of its

                              VENTIV HEALTH, INC.

Germany-based contract sales business unit on September 26, 2002. On October 16, 2002, the Company completed the sale of its United Kingdom ("U.K.") based contract sales business unit, as more fully described below. The Company is actively pursuing opportunities to divest its remaining European Contract Sales businesses operating in France and Hungary, and still anticipates that it can complete its plan of divestiture by June 2003. Any such transactions would be subject to legal and financial due diligence, regulatory review and approval (if necessary) and definitive negotiation of terms and conditions.

   Operating results for the three and ninth-month periods ended September 30, 2002 and 2001 of each of the divested business units, as well as the remaining European contract sales business units, have been reflected in the results from discontinued and held for sale operations section of the accompanying statements of operations. The net gains and losses realized, net of taxes, from the sales of those business units divested on or prior to September 30, 2002 have been classified in "gains (losses) on disposals of discontinued operations" in the accompanying statements of operations for the three- and nine-month periods ended September 30, 2002. All assets and liabilities specifically related to the business units held for sale (and, as of December 31, 2001, those of the now divested business units) have been classified as held for sale in the accompanying condensed consolidated balance sheets.

   Operating results from the held for sale business units, as well as the operating results of the divested business units up to the completion and effective dates of their divestitures, have been included in losses from discontinued operations for all periods presented. Net losses from discontinued and held for sale operations were $2.8 million and $42.3 million, net of tax, for the nine-month periods ended September 30, 2002 and 2001, respectively. In addition, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of the Stamford, Connecticut-based business unit. In connection with that sale and wind-down, the Company recorded a $2.5 million charge for remaining real estate obligations associated with operations of the Stamford, Connecticut-based business unit. Losses on disposals of discontinued operations were $1.4 million and $2.0 million, net of tax, for the nine-month periods ending September 30, 2002 and 2001, respectively.

   Below is a summary of the results of these operations:

                                                                  Three Months Ended Nine Months Ended
                                                                    September 30,      September 30,
                                                                  -----------------  -----------------
                                                                    2002     2001      2002     2001
                                                                  -------  --------  -------  --------
                                                                               (unaudited)
                                                                             (in thousands)
Results from discontinued operations:
   Revenue....................................................... $24,055  $ 24,937  $77,862  $ 85,950

   Earnings (losses) before income taxes.........................      83   (42,783)  (4,010)  (42,285)
   Benefit from (provision for) income taxes.....................    (200)      238    1,213        35
                                                                  -------  --------  -------  --------
   Net losses from discontinued operations.......................    (117)  (42,545)  (2,797)  (42,250)
                                                                  -------  --------  -------  --------
Gains (losses) on disposals of discontinued operations:
   Gains (losses) on disposals of discontinued operations........   2,951    (3,006)    (424)   (3,006)
   Benefit from (provision for) income taxes.....................     449     1,052     (988)    1,052
                                                                  -------  --------  -------  --------
   Gains (losses) on disposals of discontinued operations........   3,400    (1,954)  (1,412)   (1,954)
                                                                  -------  --------  -------  --------
Tax benefit arising from the disposal of a discontinued operation      --        --    5,400        --
                                                                  -------  --------  -------  --------
Net results from discontinued operations......................... $ 3,283  $(44,499) $ 1,191  $(44,204)
                                                                  =======  ========  =======  ========

                              VENTIV HEALTH, INC.

   Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and will be entitled to contingent payments in each year commencing with 2003 based on a percentage of EBITDA as defined in the agreement for the business unit, up to a total maximum amount of $0.5 million. Total losses on the disposals of these businesses of $4.9 million, net of tax, were recorded in the second quarter of 2002. These losses included a charge of $7.5 million for the write-down of goodwill related to the Alpharetta, Georgia-based business unit.

   On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of EUR 5.0 million payable from future earnings of the business. The business will continue to operate under the name "Ventiv Health Germany" for a period of up to three (3) years. The Company shall also provide ongoing assistance, business referrals and other consultancy services for a period of three (3) years, for which it expects to receive total compensation of $0.8 million over term of the related agreement. The Company recognized a gain of approximately $4.2 million on the sale of this business unit. The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

   On October 16, 2002, the Company completed the sale of the assets and business of its Ventiv Health U.K. operating unit to Ireland-based United Drug plc. Total consideration of $7.5 million was satisfied in cash and received in full on completion of transaction. The Company estimates that it will record a gain of approximately $3.8 million from this sale in the fourth quarter of 2002. The Company believes that it has sufficient capital losses available in the U.K. to offset any capital gains that may be attributable to this asset-based transaction.

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

   As detailed in Note 10 to these condensed consolidated financial statements, the Company's European Contract Sales business have been classified as held for sale. Further, the Company's Colorado-based marketing support services business unit, Promotech Research Associates, Inc. ("Promotech"), previously considered and classified as part of the Communications operating segment, was operationally merged with its U.S. Contract Sales segment. Together, these businesses now constitute the Company's Contract Sales and Services operating segment.

                              VENTIV HEALTH, INC.

   The following presents information about the reported segments:

                                              For the Three Months For the Nine Months
                                              Ended September 30,  Ended September 30,
                                              -------------------  ------------------
                                                2002      2001       2002      2001
                                              -------   --------   --------  --------
                                                 (unaudited)           (unaudited)
                                                (in thousands)       (in thousands)
Revenue:
   Contract Sales and Services............... $40,458   $ 62,960   $145,708   198,952
   Planning and Analytics....................   6,430      5,925     19,085    16,786
   Other.....................................      --         --        732        --
                                              -------   --------   --------  --------
       Total revenue......................... $46,888   $ 68,885   $165,525  $215,738
                                              =======   ========   ========  ========
Operating earnings (losses):
   Contract Sales and Services...............   3,255    (19,306)    10,548    (7,422)
   Planning and Analytics....................     566      1,227      2,955     2,659
   Other.....................................  (1,712)    (4,323)    (6,910)   (9,671)
                                              -------   --------   --------  --------
       Total operating earnings (losses)..... $ 2,109   $(22,402)  $  6,593  $(14,434)
                                              =======   ========   ========  ========

                                           September 30, December 31,
                                               2002          2001
                                           ------------- ------------
                                                 (in thousands)
                                                  (unaudited)
           Total Assets:
              Contract Sales and Services.   $ 75,717      $101,535
              Planning and Analytics......     11,228        21,939
              Other.......................     45,858        56,483
                                             --------      --------
                                              132,803       179,957
           Assets held for sale...........     21,583        55,612
                                             --------      --------
                  Total assets............   $154,386      $235,569
                                             ========      ========

   Below is a reconciliation of total segment operating earnings before restructuring and other non-recurring charges to earnings from continuing operations before income taxes:

                                                                 For the Three Months For the Nine Months
                                                                 Ended September 30,  Ended September 30,
                                                                 -------------------  -----------------
                                                                  2002       2001       2002      2001
                                                                  ------   --------   -------   --------
                                                                    (unaudited)          (unaudited)
                                                                  (in thousands)        (in thousands)
Operating earnings (losses) from segments....................... $2,109    $(20,377)  $ 6,593   $(12,409)
Interest expense................................................   (614)     (1,254)   (1,425)    (3,181)
Investment income...............................................    144         154       325        350
Loss on investment in equity of non-affiliates..................     --          --        --       (500)
                                                                  ------   --------   -------   --------
Earnings (losses) from continuing operations before income taxes $1,639    $(21,477)  $ 5,493   $(15,740)
                                                                  ======   ========   =======   ========

   The Company's continuing operations are conducted principally in the United States.

Note 12.  Commitments and Contingencies

   From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

   In September 2001, Christian Levistre commenced an arbitration proceeding against the Company before the International Chamber of Commerce arising from the acquisition by the Company's predecessor of two healthcare marketing businesses, one of which was wholly owned and one of which was partially owned by Mr. Levistre. On October 28, 2002, the sole arbitrator assigned by the International Chamber of Commerce issued a final and binding award, requiring Ventiv to deliver the shares previously held in escrow, together with cash payment of damages totaling approximately $0.2 million. All other claims and demands of Mr. Levistre were dismissed. Arbitration expenses totaling $78,000 were borne equally by both parties. The Company intends to continue to pursue its claims for damages from Mr. Levistre in the separate proceedings in the French commercial courts relating to the Company's assertions of unfair competition and related matters.

                              VENTIV HEALTH, INC.

                         QUARTERLY REPORT ON FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Ventiv Health, Inc. ("Ventiv" or "the Company") is a leading provider of comprehensive outsourced marketing and sales solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: consulting, analytics and forecasting; market research and intelligence; strategic and tactical planning; telemarketing and other marketing support services; product/brand management; recruitment and training services; and sales execution. Ventiv's businesses provide a broad range of innovative strategic and tactical solutions to their clients, including many of the world's leading pharmaceutical, biotechnology and life sciences companies.

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

Accounting Policies, Estimates and Risks

   The Company's significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes, updates or revisions to the Company's significant accounting policies subsequent to the filing of its prior year-end Form 10-K, except as discussed in New Accounting Pronouncements.

Overview

   The Company provides integrated marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. The Company currently conducts its continuing operations in the United States ("U.S."), serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into operating segments based on products and services offered. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical biotechnology and other life sciences products. The Company is currently organized into three business segments, based on products and services offered, as follows: Contract Sales and Services, Planning and Analytics, and Other (which includes Ventiv Integrated Solutions ("VIS") and corporate operations).

Recent Business Developments

   In February 2002, the Company was notified by Reliant Pharmaceuticals, Inc. ("Reliant") of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 21.0% and 21.7% of the Company's revenues for the nine-month period ended September 30, 2002 and twelve-month period ended December 31, 2001, respectively. As a consequence of the conversion, Ventiv ceased providing contract sales services to Reliant as of March 31, 2002.

   On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through VIS and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide funding and services in support of the commercialization of the Cellegesic(R) product. Following Cellegy's announcement, management provided a valuation allowance of $0.8 million or 50% of the amounts to be advanced and approved for funding as of that date. On September 30, 2002, the Company notified Cellegy of its intent to exercise its rights to terminate this agreement, effective immediately. Both Cellegy and the Company have agreed to such termination. The Company received approximately $0.3 million from Cellegy on October 28, 2002 in full settlement and satisfaction of Cellegy's contractual obligations for sharing of pre-launch expenses. The Company had adequately provided for its shared portion of the cumulative pre-launch expenses in the first and second quarters of 2002, based on the amount of funding provided in each of those periods.

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

   Effective September 12, 2002, the Company entered into a multi-year fee for service agreement to provide Altana Pharma ("Altana"), the U.S. operations of German-based Altana Pharma AG, with a nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, in a first phase, Ventiv's Contract Sales and Services group will provide 220 full-time sales representatives and 10 Regional Training and Administrative Managers. The Altana sales force has been co-promoting Detrol(R) and other products together with Pharmacia starting in October 2002. Revenues and costs of services associated with the initial recruiting and training of this sales force were recognized in September 2002.

   Based on historical performance and as outcomes of strategic initiatives implemented by Company management to better focus the Company on its core businesses and operating segments, in September 2001 and April 2002, respectively, the Company's Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units within the Company's Communications operating segment. In June 2002, based on management's ongoing strategic assessment of the business, the Company's Board of Directors authorized management to also evaluate the potential sale of the business units comprising its European Contract Sales operating segment.

   The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. In addition, the Company completed the sale of its Germany-based contract sales business unit on September 26, 2002. On October 16, 2002, the Company completed the sale of its United Kingdom ("U.K.") based contract sales business unit, as more fully described below. The Company is in ongoing discussions and negotiations regarding the potential sale of its remaining European Contract Sales businesses operating in France and Hungary. Any transactions resulting from these negotiations would be subject to legal and financial due diligence, regulatory review and approval (if necessary) and final negotiation of terms and conditions.

   The Company's Colorado-based marketing support services business unit, Promotech Research Associates, Inc. ("Promotech"), previously considered and classified as part of the Communications operating segment, has been operationally merged with its U.S. Contract Sales business unit. Together, these businesses now constitute the Company's Contract Sales and Services segment.

Results of Operations

   The following sets forth, for the periods indicated, certain components of Ventiv's condensed consolidated statements of operations, including such data as a percentage of revenues.

                                                                                 For the three months
                                                                                 ended September 30,
                             ($'s in 000's)                               --------------------------------
                                                                                2002             2001
                                                                          --------------   ---------------
                                                                                     (unaudited)
Revenues................................................................. $46,888  100.0%  $ 68,885  100.0%
Operating expenses:
Costs of services........................................................  38,642   82.4%    65,213   94.7%
Restructuring costs......................................................      --     --      2,025    2.9%
Impairment of intangible assets..........................................      --     --     14,811   21.5%
Selling, general and administrative expenses.............................   6,137   13.1%     9,238   13.4%
                                                                          -------  -----   --------  -----
Operating earnings (losses)..............................................   2,109    4.5%   (22,402) (32.5)%
Interest expense.........................................................    (614) (1.31)%   (1,254) (1.82)%
Investment income........................................................     144    0.3%       154    0.2%
                                                                          -------  -----   --------  -----
Earnings (losses) from continuing operations before income taxes.........   1,639    3.5%   (23,502) (34.0)%
Provision for (benefit from) income taxes................................     623    1.3%    (7,973) (11.5)%
                                                                          -------  -----   --------  -----
Earnings (losses) from continuing operations.............................   1,016    2.2%   (15,529) (22.5)%
                                                                          -------  -----   --------  -----
Earnings (losses) from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes........................    (117)  (0.2)%  (42,545) (61.8)%
Gains (losses) on disposals of discontinued and held for sale operations,
  net of taxes...........................................................   3,400    7.3%    (1,954)  (2.8)%
                                                                          -------  -----   --------  -----
Earnings (losses) from discontinued and held for sale operations.........   3,283    7.0%   (44,499) (64.6)%
                                                                          -------  -----   --------  -----
Net earnings (losses).................................................... $ 4,299    9.2%  $(60,028) (87.1)%
                                                                          =======  =====   ========  =====

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

   Revenues: Revenues decreased by approximately $22.0 million, or 31.9%, to $46.9 million in the three-month period ended September 30, 2002, from $68.9 million in the three months ended September 30, 2001.

   Revenues in our Contract Sales and Services group were $40.5 million for the quarter ended September 30, 2002, a decrease of $22.5 million or 35.7% from $63.0 million in the same period in 2001. Revenues of the Contract Sales and Services group accounted for 86.3% and 91.4% of the Company's total revenues for the three-month periods ended September 30, 2002 and 2001, respectively. This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of Ventiv's contract with Bristol-Myers Squibb ("BMS"), both effective as of March 31, 2002. These reductions in revenues were partially offset by increased revenues generated through continuing business with Bayer (which commenced in May 2001), the launch of the Altana project in September 2002, and several other new and expanded contracts.

   Our Planning and Analytics business, Health Products Research ("HPR"), generated revenues of $6.4 million in the three-month period ended September 30, 2002, up $0.5 million or 8.5% from $5.9 million in the three-month period ended September 30, 2001. HPR revenues represented 13.7% and 8.6% of the Company's total revenues in the third quarter of 2002 and 2001, respectively. Increased business with Abbott Laboratories was offset in part by reduced business volume with Ortho McNeil and other smaller clients.

   Costs of Services: Costs of services decreased by approximately $26.6 million or 40.7%, to $38.6 million this fiscal quarter from $65.2 million in the three-month period ended September 30, 2001. Costs of services decreased as a percentage of revenues to 82.4% from 94.7% in the three-month periods ended September 30, 2002 and 2001, respectively.

   Costs of services in the Contract Sales and Services group decreased by approximately $27.8 million, or 44.9%, to $34.2 million in 2002 from $62.0 million in 2001. Costs of services were 84.5% of revenue in 2002 compared to 98.5% in 2001. The decrease in costs of services as a percentage of revenue is a product of several factors. Effective March 31, 2002, Reliant opted to internalize the entire Ventiv field force. In the third quarter, the Company and Reliant commenced negotiations regarding final amounts due and owing under the Reliant agreement. On October 9, 2002, the Company reached final agreement with Reliant and received payment for all amounts due and owing, as mutually agreed on that date. During the contract term, the Company had deferred recognition of approximately $1.8 million of revenue to provide for certain contingencies under the original Reliant agreement. In the course of final negotiations, the Company agreed to approximately $0.7 million of charge-backs and deductions relating to such contingencies. Accordingly, revenue and operating income for the quarterly period ended September 30, 2002 reflect the recognition of $1.1 million of revenue and operating profit previously deferred. Also, the Company renegotiated the Bayer contract in the second quarter of 2002. The Bayer contract is now structured as a profitable, fixed fee arrangement. Under the original contract, the Bayer engagement yielded minimal gross profit on a substantial revenue base during the three months ended September 30, 2001. Margins in the three-month period ended September 30, 2001 were also adversely impacted by results under the contract with BMS, which concluded on March 31, 2002. In 2001, the BMS agreement transitioned to a revenue sharing arrangement under which fees were determined as a percentage of the revenue of each of the promoted products. Given the seasonality associated with one of the promoted products, this engagement operated at a loss during the three-month period ended September 30, 2002. Finally, the decrease of costs of services as a percentage of revenue in the three months ended September 30, 2002 as compared to the same period in 2001 was attributable in part to the Contract Sales and Services group's ongoing initiatives to increase operating efficiencies and minimize internal operating costs and expenses.

   HPR's costs of services were $4.5 million for 2002, an increase of $1.3 million or 38.8%, from $3.2 million in 2001. Costs of services represented 69.5% of revenue in 2002 compared to 54.4% in 2001. The increase as a percent of revenue was due primarily to a change in the mix of services sold.

   Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $3.1 million, or 33.6%, to $6.1 million from $9.2 million in the three-month periods ended September 30, 2002 and 2001, respectively. SG&A expenses decreased as a percentage of revenue to 13.1% for the three months ended September 30, 2002 from 13.4% for the three months ended September 30, 2001. SG&A as a whole decreased by $0.4 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002. Additional decreases in SG&A expenses arose from various cost saving measures taken in the second half of 2001 and to date to streamline the Company's operations.

   SG&A expenses in the Contract Sales and Services business unit decreased by approximately $1.0 million or 24.3% to $3.0 million at September 30, 2002 from $4.0 million at September 30, 2001. This decrease is primarily due to restructuring actions taken during the third quarter of 2001, together with the aforementioned $0.2 million decrease in amortization of goodwill pursuant to SFAS 142. All remaining unamortized goodwill is attributable to the businesses comprising this operating segment.

   SG&A expenses at HPR decreased by approximately $0.1 million or 5.6% to $1.4 million for the three-month period ended September 30, 2002 from $1.5 million for the three-month period ended September 30, 2001. The decrease is due to a reduction of cost in the compensation and benefits to employees, resulting from turnover involving some higher-level management positions.

   SG&A for the Other business segment was approximately $1.7 million for the three months ended September 30, 2002, a decrease of approximately $2.1 million or 54.4% from $3.8 million for the three months ending September 30, 2001. The decrease was driven by cost savings at corporate which resulted from the restructuring actions taken in the third quarter of 2001 as well as a reduction in professional fees incurred by the Company for various corporate matters.

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

   Impairment of Intangible Assets: During the three-month period ended September 30, 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's accounting policy in effect at that time, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for Promotech (now a part of the Contract Sales and Services operating segment) were insufficient to support the carrying amounts of related goodwill. The Company obtained estimates of the current fair values of this operation through an independent third party appraisal. Based on the appraised value in relation to the net book values of this operation at that time, the Company recorded a goodwill impairment charge of approximately $14.8 million.

   Interest Expense: Ventiv recorded $0.6 million and $1.3 million of interest expense in the three-months ended September 30, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $50.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation ("Foothill"). Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company's borrowing availability under the line of credit. The cash received was restricted from use for any purpose and was accordingly classified as restricted while the related advance remained outstanding. This advance was repaid on September 4, 2002, together with accrued interest and fees of approximately $0.4 million (approximately $0.3 million of which was incurred in the three-month period ended September 30, 2002). The Company also incurred $0.1 million and $0.3 million of interest expense related to payments made under the capital lease arrangement for its U.S. Sales business unit's automobile fleet in the three-month periods ended September 30, 2002 and 2001, respectively.

   Investment Income: Ventiv recorded approximately $0.1 million and $0.2 million of investment income in the three-months ended September 30, 2002 and 2001, respectively. Investment income is primarily driven by average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

   Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three-month period ended September 30, 2002. The estimated effective rate for the year ending December 31, 2002 of 38.0% was based on current projections for earnings in each tax jurisdiction in which the Company's continuing operations conduct business and are subject to taxation. The Company's effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions. The Company reported a benefit from income taxes in the quarterly period ended September 30, 2001 of just under $8.0 million, approximately $5.2 million of which was directly attributable to the impairment charge taken against goodwill related to the Promotech operating unit.

   Discontinued Operations: Net losses from discontinued and held for sale operations were $0.1 million and $42.5 million for the three-month periods ended September 30, 2002 and 2001, respectively. As noted previously, in September 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. The Company recorded goodwill and other intangible asset impairment charges of approximately $13.7 million and $23.2 million related to the U.K. and France-based contract sales businesses, respectively, and $1.1 million related to the Stamford, Connecticut-based Communications business unit. Results of discontinued and held for sale operations have been shown net of tax, the effects of which were minimal in both quarterly periods given the net losses attributable to the operations. Accordingly, the Company has not recognized tax benefits for losses attributable to these business units. Goodwill associated with the U.K. and France based contract sales businesses were not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

   Gains (losses) on disposals of discontinued operations were a $3.4 million gain and a $2.0 million loss, net of tax, for the three-month periods ended September 30, 2002 and 2001, respectively. The gain mainly resulted from the divestiture of the Company's Germany-based contract sales business unit on September 26, 2002. On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of EUR 5.0 million payable from future earnings of the business. The Company recognized a gain of approximately $4.2 million on the sale of this business unit. The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded. In 2001, the Company recorded an estimated loss of $2.0 million, net of tax, related to the disposal of the net assets of its Stamford, Connecticut-based business unit, which was subsequently divested on May 7, 2002.

   Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by approximately $64.3 million to $4.3 million, from a loss of $60.0 million, in the three months ended September 30, 2002 and 2001, respectively. Diluted earnings per share increased to $0.19 for the three-month period ending September 30, 2002 from a loss of $2.64 for the three-month period ended September 30, 2001. Impairment charges for intangible assets and restructuring expenses recorded in the third quarter of 2001, as well as new business and savings initiatives coupled with earnings from the sale of discontinued operations in the third quarter of 2002, resulted in the increase in net earnings, as more fully explained above.

  Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

                                                                             For the nine months
                                                                             ended September 30,
                           ($'s in 000's)                            ---------------------------------
                                                                           2002              2001
                                                                     ---------------   ---------------
                                                                                 (unaudited)
Revenues............................................................ $165,525  100.0%  $215,738  100.0%
Operating expenses:
Costs of services...................................................  139,483   84.3%  $187,419   86.9%
Restructuring costs.................................................       --     --      2,025    0.9%
Impairment of intangibles...........................................       --     --     14,811    6.9%
Selling, general and administrative expenses........................   19,449   11.7%    25,917   12.0%
                                                                     --------  -----   --------  -----
Operating earnings (losses).........................................    6,593    4.0%   (14,434)  (6.7)%
Interest expense....................................................   (1,425)  (0.9)%   (3,181)  (1.5)%
Investment income...................................................      325    0.2%       350    0.2%
Loss on investment of equity of non-affiliate.......................       --     --       (500)  (0.2)%
                                                                     --------  -----   --------  -----
Earnings (losses) from continuing operations before income taxes....    5,493    3.3%   (17,765)  (8.2)%
Provision for (benefit from) income taxes...........................    2,087    1.3%    (5,497)  (2.5)%
                                                                     --------  -----   --------  -----
Earnings (losses) from continuing operations........................    3,406    2.0%   (12,268)  (5.7)%
                                                                     --------  -----   --------  -----
Earnings (losses) from discontinued and held for sale operations:
Results of operations, net of taxes.................................   (2,797)  (1.7)%  (42,250) (19.6)%
Losses on disposals of discontinued operations, net of taxes........   (1,412)  (0.9)%   (1,954)  (0.9)%
Tax benefits related to disposal of discontinued operation..........    5,400    3.3%        --     --
                                                                     --------  -----   --------  -----
Net earnings (losses) from discontinued and held for sale operations    1,191    0.7%   (44,204) (20.5)%
                                                                     --------          --------
Net earnings (losses)............................................... $  4,597    2.8%  $(56,472) (26.2)%
                                                                     ========  =====   ========  =====

   Revenues: Revenues decreased by approximately $50.2 million, or 23.3%, to $165.5 million in the nine-month period ended September 30, 2002, from $215.7 million in the nine-month period ended September 30, 2001.

   Revenues from the Contract Sales and Services business were $145.7 million, a decrease of 26.0% from $197.0 in the first three quarters of 2001. Revenues of the Contract Sales and Services group accounted for 88.0% and 92.2% of the Company's total revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. This decrease was driven primarily by the conversion of the Reliant field force at the end of the first quarter of 2002, the conversion of the Novo Nordisk field force in the second quarter of 2001, and the completion of the Bristol-Myers Squibb contract as of March 31, 2002. These decreases were partially offset by revenues from a full three quarters of operations on the Bayer contract and new and expanded contracts with several other clients. Contract Sales and Services' revenues and operating income included incentive fees of approximately $0.6 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively.

   Health Products Research revenues represented 11.5% and 7.8% of total revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. Revenues for this business unit were approximately $19.1 million, an increase of $0.4 million from the $18.7 million recorded in the nine-month period ended September 30, 2001. Increased business with Abbott Laboratories, Astra Zeneca and Bayer was offset in part by a reduction in business from BMS and Ortho McNeil.

   Costs of Services: Costs of services decreased by approximately $47.9 million, or 25.6%, to $139.5 million for the nine-month period ended September 30, 2002 from $187.4 million in the nine-month period ending September 30, 2001.

   Contract Sales and Services reported costs of services of $126.6 million for the nine months ended September 30, 2002, a decrease of $49.8 million or 28.2% from $176.4 million for the nine months ended September 30, 2001. Costs of services as a percentage of revenue decreased to 86.9% for the first three quarters of 2002 from 89.5% for the first three quarters of 2001, primarily due to the effect of a more profitable mix of primarily fixed-fee contracts and the effect of the renegotiated Bayer agreement. In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses on the original Bayer agreement through May 14, 2002, under the assumption that Ventiv would elect to not continue under the original contract on a loss basis beyond May 14, 2002 (the first date that Ventiv could exercise its right to terminate the contract). As a result of the amendment and restatement of the agreement, effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the Company's profit margins in the second quarter of 2002. The Bayer engagement has operated at a profit subsequent to the effective date of the amended and restated agreement. Additionally, effective March 31, 2002, Reliant opted to internalize the entire Ventiv field force. In the third quarter, the Company and Reliant commenced negotiations regarding final amounts due and owing under the Reliant agreement. On October 9, 2002, the Company reached final agreement with Reliant and received payment for all amounts due and owing, as mutually agreed on that date. During the contract term, the Company had deferred recognition of approximately $1.8 million of revenue to provide for certain contingencies under the original Reliant agreement. In the course of final negotiations, the Company agreed to approximately $0.7 million of charge-backs and deductions relating to such contingencies. Accordingly, revenue and operating income for the quarterly period ended September 30, 2002 reflect the recognition of $1.1 million of revenue and operating profit previously deferred.

   Health Products Research's costs of services were $12.2 million and $10.9 for the nine-month periods ended September 30, 2002 and 2001, respectively. Costs of services as a percentage of revenue increased in the first three quarters of 2002 to 63.9% from 58.4% in the first three quarters of 2001 as a result of a change in the mix of services sold.

   Other costs of services increased to $0.7 million for the nine-month period ended September 30, 2002 from $0.1 million for the period ended September 30, 2001, primarily from the initial VIS operations under the Cellegy agreement (see "Recent Business Developments" above).

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $6.5 million, or 24.7%, to $19.4 million from $25.9 million in the nine-month periods ended September 30, 2002 and 2001, respectively. Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 11.8% from 12.0%. The decline as a percentage of revenues is primarily the result of the elimination of goodwill amortization expense in 2002 pursuant to SFAS 142, and various cost savings measures taken in the latter three quarters of 2001 to scale the operational units to levels commensurate with decreased revenue levels.

   SG&A expenses for the Contract Sales and Services business unit decreased by $3.2 million to $8.6 million from $11.7 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to restructuring actions taken during the third quarters of 2001 and other ongoing cost savings measures, together with the discontinuance of amortization of goodwill pursuant to SFAS 142.

   Health Products Research's SG&A expenses decreased by $1.2 million to $3.9 million from $5.1 million in the nine-month periods ended September 30, 2002 and 2001, respectively. The decrease is due to a reduction of cost in the compensation and benefits to employees, resulting from turnover involving some higher-level management positions.

   Other SG&A expenses decreased by $2.1 million from $9.0 million in the first three quarters of 2001 to $6.9 million in the first three quarters of 2002. Savings derived from restructuring efforts in the latter three quarters of 2001 were offset in part by valuation allowance recorded relative to the note receivable under the Cellegy contract (see "Recent Business Developments" above).

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

   Impairment of Intangible Assets: During the nine-month period ended September 30, 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's accounting policy in effect at that time, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for Promotech (now a part of the Contract Sales and Services operating segment) were insufficient to support the carrying amounts of related goodwill. The Company obtained estimates of the current fair values of this operation through an independent third party appraisal. Based on the appraised value in relation to the net book values of this operation at that time, the Company recorded a goodwill impairment charge of approximately $14.8 million.

   Interest Expense: Ventiv recorded $1.4 million and $3.2 million of interest expense in the nine months ended September 30, 2002 and 2001, respectively. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital which was treated as restricted cash. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company's borrowing availability under the line of credit. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002. The Company also incurred $0.3 million of interest expense related to obligations under its capital lease arrangement for the U.S. Sales automobile fleet in the first three quarters of 2002 and $0.9 million for the corresponding period in 2001. The decrease in auto fleet interest relates primarily to a decrease in contracts that provided leased autos as well as lower prevailing interest rates in 2002.

   Investment Income: Ventiv recorded approximately $0.3 million and $0.4 million of investment income in the nine-month periods ended September 30, 2002 and 2001, respectively. Investment income is affected by average amounts of cash and equivalents available for investment and the prevailing short-term interest rates during these periods.

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

   Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the nine-month period ended September 30, 2002. The estimated effective rate for the year ending December 31, 2002 of 38.0% was based on current projections for earnings in each tax jurisdiction in which the Company's continuing operations conduct business and are subject to taxation. The Company's effective tax rate could fluctuate somewhat during the year, if the mix of earnings changes significantly between operating entities and tax jurisdictions. The Company reported a benefit from income taxes in the nine-month period ended September 30, 2001 of approximately $5.5 million, approximately $5.2 million of which was directly attributable to the impairment charge taken against goodwill related to the Promotech operating unit.

   Discontinued Operations: Net losses from discontinued and held for sale operations were $2.8 million and $42.3 million for the nine-month periods ended September 30, 2002 and 2001, respectively. As noted previously, in September 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. The Company recorded goodwill and other intangible asset impairment charges of approximately $13.7 million and $23.2 million related to the U.K. and France-based contract sales businesses, respectively, and $1.1 million related to the Stamford, Connecticut-based Communications business unit. These goodwill impairment charges are included in the reported net losses from discontinued and held for sale operations for the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2002, the Company recorded losses on disposals of discontinued operations of $1.4 million, net of tax, while during the corresponding period in 2001, the Company recorded an estimated loss on disposal of a discontinued operation of $2.0 million, net of tax, as more fully explained below. Results of discontinued and held for sale operations have been shown net of tax, the effects of which were minimal in both periods given the net losses attributable to the operations. Accordingly, the Company has not recognized tax benefits for losses attributable to these business units. Goodwill associated with the U.K. and France based contract sales businesses were not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

   Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $550,000, due on February 3, 2003 and guaranteed by Bcom3 Group, Inc. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and will be entitled to contingent payments in each year commencing with 2003 based on a percentage of EBITDA as defined in the agreement for the business unit, up to a total maximum amount of $0.5 million. Total losses on the disposals of these businesses of $4.9 million, net of tax, were recorded in the second quarter of 2002. These losses included a charge of $7.5 million for the write-down of goodwill related to the Alpharetta, Georgia-based business unit.

   On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and shall receive additional consideration of EUR 5.0 million payable from future earnings of the business. The business will continue to operate under the name "Ventiv Health Germany" for a period of up to three (3) years. The Company recognized a gain of approximately $4.2 million on the sale of this business unit. The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

   Net Earnings and Earnings Per Share ("EPS"): Ventiv's net earnings increased by approximately $61.1 million to $4.6 million. Diluted earnings per share increased to $0.20 for the nine-month period ended September 30, 2002 from a loss of $2.50 for the nine-month period ended September 30, 2001. Impairment charges for intangible assets and restructuring expenses recorded in the third quarter of 2001, as well as new business and savings initiatives coupled with earnings from the sale of discontinued operations in the first three quarters of 2002 contributed to the increase in earnings as more fully explained above.

Liquidity and Capital Resources

   At September 30, 2002, Ventiv had $38.3 million of unrestricted cash and cash equivalents, an increase of $2.9 million from December 31, 2001. For the nine-month periods ended September 30, 2002 compared to September 30, 2001, cash provided by operations increased by $37.7 million from a use of $5.5 million to a source of $29.0 million. Cash provided by investing activities increased by $9.9 million from a use of $3.4 million to a source of $6.5 million. Cash used in financing activities increased by $56.0 million from a source of $14.4 million in 2001 to a use of $41.6 million over the same comparative periods.

   Cash provided by operations was $29.0 million in the nine-month period ended September 30, 2002, as compared to a use of $5.5 million in 2001. This increase was, in large part, due to the billing and collection of certain payments due under the Bayer and BMS agreements. Bayer paid the Company $35.8 million in February 2002. The Company also had an overall improvement in collections of outstanding billed accounts receivable.

   Cash provided by investing activities was $6.5 million for the first three quarters of 2002 as compared to cash used in investing activities of $3.4 million for the first three quarters of 2001. The Company received total proceeds of approximately $10.4 million from divestitures completed on or prior to September 30, 2002. Investing activities included capital expenditures of approximately $3.1 million and $3.4 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

   Cash used in financing activities was $41.6 million, as compared to cash provided by financing activities of $14.4 million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). During the same period last year, the Company made net borrowings of $16.0 million under this credit facility, primarily to support operations. Subsequent to the signing and pursuant to the terms of its new credit agreement with Foothill (described below), the Company drew a $15.0 million short-term advance on May 24, 2002. This advance was restricted from use for any purpose and accordingly was classified as restricted for the entire term of the advance, and was repaid on September 4, 2002, together with accrued interest and fees of approximately $0.4 million. In addition, the Company paid fees and related expenses of approximately $0.6 million in connection with this new credit facility, which became effective as of March 29, 2002. These fees have been capitalized and are being amortized over the three-year term of the agreement. During the nine-month periods ended September 30, 2002 and 2001, the Company made capital lease payments of $5.0 million and $3.8 million, respectively, under the fleet lease agreement in its Contract Sales and Services business unit.

   On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, expiring on December 1, 2003. At December 31, 2001, the Company had $35.0 million outstanding under this line of credit with a weighted average interest rate of 4.39%. Based on the Company's financial results for the twelve-month period ended September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. Accordingly, all amounts due under this facility were classified as current as of December 31, 2001. On
February 13, 2002, the Company repaid all amounts outstanding under this facility. On March 29, 2002, the Company entered into a new asset-based lending agreement with Foothill, a wholly owned subsidiary of Wells Fargo and Company. This new revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT").

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

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. This statement became effective for fiscal years beginning after December 15, 2001, and permitted early adoption for fiscal years beginning after March 15, 2001. The Company adopted SFAS 142 effective January 1, 2002, and, as a result, the Company will no longer amortize its goodwill effective January 1, 2002. Goodwill related to those businesses now comprising the Company's continuing operations was reflected in the Company's consolidated balance sheets as of September 30, 2002 and December 31, 2001 at a carrying amount of approximately $20.6 million. Selling, general & administrative expense for the three and nine months ended September 30, 2001 includes goodwill amortization of approximately $0.5 million and $1.4 million, respectively. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company's Contract Sales and Services operating segment. The following table reconciles net income amounts to calculate basic earnings per share "EPS" and diluted earnings per share had amortization expense related to goodwill not been recorded in prior periods:

                                       Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                       -----------------   ---------------
                                        2002      2001      2002     2001
                                       ------   --------   ------  --------
                                                  (unaudited)
                                       (in thousands, except per share data)
       Reported net earnings (losses). $4,299   $(60,028)  $4,597  $(56,472)
       Add back: Goodwill amortization     --        457       --     1,371
                                       ------   --------   ------  --------
       Adjusted net earnings.......... $4,299   $(59,571)  $4,597  $(55,101)
                                       ======   ========   ======  ========
       Basic EPS:
          Reported net earnings....... $ 0.19   $  (2.64)  $ 0.20  $  (2.50)
          Goodwill amortization.......     --       0.02       --      0.06
                                       ------   --------   ------  --------
          Adjusted net earnings....... $ 0.19   $  (2.62)  $ 0.20  $  (2.44)
                                       ======   ========   ======  ========
       Diluted EPS:
          Reported net earnings....... $ 0.19   $  (2.64)  $ 0.20  $  (2.50)
          Goodwill amortization.......     --       0.02       --      0.06
                                       ------   --------   ------  --------
          Adjusted net earnings....... $ 0.19   $  (2.62)  $ 0.20  $  (2.44)
                                       ======   ========   ======  ========

   In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

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

Foreign Currency Exchange Rate Exposure

   Fluctuations in foreign currency exchange rates affect the reported amounts of our assets, liabilities and operations. For purposes of quantifying the risk associated with fluctuations in the foreign exchange rate, we assumed a hypothetical 10% detrimental change in the exchange rates on our assets, liabilities and revenue denominated in foreign currencies. A 10% fluctuation was assumed for all exchange rates at September 30, 2002. The Company's material exposures to foreign exchange rate fluctuations relate to the Euro and British Pound. The table below presents the hypothetical impact of an assumed 10% unfavorable change in all exchange rates to which we are exposed on total assets and total liabilities held for sale, as well as on revenues of discontinued and held for sale businesses.

                                                                    10% Decrease in
                                                       Balance at   Value of Local
                                                      September 30,  Currencies to
                                                          2002         US Dollar
                                                      ------------- ---------------
Total Assets Held for Sale...........................    $21,583        $19,425
Total Liabilities Held for Sale......................    $16,654        $14,989
Revenues of Discontinued and Held for Sale Operations    $77,862        $73,857

ITEM 4.  Controls and Procedures

   Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

   Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

   From time to time we are involved in litigation incidental to our business. In our opinion, no pending or threatened litigation of which we are aware has had or is expected to have a material adverse effect on our results of operations, financial condition or liquidity.

   In September 2001 Christian Levistre commenced an arbitration proceeding against the Company before the International Chamber of Commerce arising from the acquisition by the Company's predecessor of two healthcare marketing businesses, one of which was wholly owned and one of which was partially owned by Mr. Levistre. On October 28, 2002, the sole arbitrator assigned by the International Chamber of Commerce issued a final and binding award, requiring Ventiv to deliver the shares previously held in escrow, together with cash payment of damages totaling approximately $0.2 million. All other claims and demands of Mr. Levistre were dismissed. Arbitration expenses totaling $78,000 were borne equally by both parties. The Company intends to continue to pursue its claims for damages from Mr. Levistre in the separate proceedings in the French commercial courts relating to the Company's assertions of unfair competition and related matters.

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

      None.

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

                                              VENTIV HEALTH, INC.

                                              By:      /s/  JOHN R. EMERY
                                                  -----------------------------
                                                          John R. Emery
                                                     Chief Financial Officer

Date: November 13, 2002

                                CERTIFICATIONS

I, Eran Broshy, Chief Executive Officer of the Company, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q of Ventiv Health, Inc;

    2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002 By:                                    /S/  ERAN BROSHY
                                                            -----------------------
                                                                  Eran Broshy
                                                            Chief Executive Officer

                                CERTIFICATIONS

I, John Emery, Chief Financial Officer of the Company, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q of Ventiv Health, Inc;

    2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 13, 2002 By:                                   /S/  JOHN R. EMERY
                                                            -----------------------
                                                                 John R. Emery
                                                            Chief Financial Officer