Form 10-K
period 2002-12-31
VENTIV HEALTH INC
filed 2003-03-31
CIK 1089473

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______to _______

                         Commission file number: 0-30318

                               VENTIV HEALTH, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                52-2181734
   (State or Other Jurisdiction No. of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

200 Cottontail Lane Vantage Court North Somerset, New Jersey            08873
(Address of Principal Executive Offices)                             (Zip Code)

       Registrant's telephone number, including area code: (800) 416-0555

           Securities registered pursuant to Section 12(g) of the Act:

    Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Based on the closing sale price on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $31,639,055. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 21, 2003, there were 22,958,776 outstanding shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement to be filed with the Commission for use in connection with the 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

Item   Description                                                                                     Page
----   -----------                                                                                     ----
                                     PART I
 1     Business .....................................................................................   1
 2     Properties ...................................................................................   6
 3     Legal Proceedings ............................................................................   7
 4     Submission of Matters to a Vote of Securities Holders ........................................   7

                                     PART II

 5     Market for the Registrant's Common Stock and Related Stockholder Matters .....................   8
 6     Selected Financial Data ......................................................................   9
 7     Management's Discussion and Analysis of Financial Condition and Results of Operations ........   10
7A     Quantitative and Qualitative Disclosures About Market Risk ...................................   23
 8     Financial Statements and Supplementary Data ..................................................   24
 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ........   46

                                     PART III

10     Directors and Executive Officers of the Registrant ...........................................   47
11     Executive Compensation .......................................................................   47
12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   47
13     Certain Relationships and Related Transactions ...............................................   47

                                     PART IV

14     Controls and Procedures ......................................................................   48
15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................   48

                              CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risks Related to Our Business" in Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

Item 1. Business.

Overview

Ventiv Health, Inc. and subsidiaries (collectively "Ventiv" or "the Company") is a leading provider of outsourced sales and marketing solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; and strategic and tactical planning. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

The aggregation of the businesses currently conducted by Ventiv began with a merger transaction between Snyder Communications, Inc. ("SNC") and a U.S. provider of pharmaceutical sales and marketing services in 1997. After forming its pharmaceutical sales and marketing services business segment in that year, SNC completed a series of follow-on acquisitions in the healthcare marketing services areas. On June 22, 1999, the Board of Directors of SNC approved a plan to effect a distribution (the "Distribution") of SNC's healthcare marketing services business segment to existing stockholders. SNC contributed the net assets and liabilities related to its healthcare marketing services business segment in the third quarter of 1999 to Ventiv, which was then a newly formed subsidiary of SNC, and subsequently consummated the Distribution on September 27, 1999 through a special dividend of one share of Ventiv common stock for every three shares of SNC common stock. As a result of the Distribution, Ventiv became an independently managed, publicly traded corporation.

Our organization and service offerings reflect the changing needs of our clients as their new products move through the development and regulatory approval process and into commercialization. As a potential drug or device advances in the clinical trial process towards commercialization, our clients must design a focused launch campaign to maximize product profitability upon regulatory approval of their product. Prescription products are typically sold through product detailing, which involves one-on-one meetings between a sales representative and a targeted prescriber. Pharmaceutical manufacturers, in particular, rely on this sales process as the most effective means of influencing prescription-writing patterns, although these companies are now increasingly supplementing their marketing programs with direct-to-consumer advertising.

We are in the process of making available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge on our corporate website located at www.ventiv.com. These reports will be available as soon as reasonably practicable after the filing of those reports with the Securities and Exchange Commission. Information found on our website should not be considered part of this annual report on Form 10-K.

Restatement of Results

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, the Company determined that certain balances relating to its now held for sale French operations contained errors resulting from consolidating entries prior to 2000 that had not been properly reconciled to the subsidiary. As a result, the Company's stockholders' equity and accumulated deficit as of December 31, 1999 have been restated from the amounts previously reported to reflect an adjustment that decreased stockholders' equity and increased accumulated deficit by $3.8 million to properly reconcile certain balances. The accompanying consolidated balance sheet as of December 31, 2001 has also been restated from the amounts previously reported to reflect the adjustment to stockholders' equity and accumulated deficit and the related adjustments to decrease assets by $1.7 million and increase liabilities by $2.1 million; these adjustments are included in balances associated with assets and liabilities held for sale.

Ventiv's Business Units

We serve our clients primarily through two business units: Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary) and Ventiv Health Sales and Marketing ("VHSM"). These units address various aspects of the marketing process for pharmaceutical and other life sciences products. A product's targeted marketing and sales effort must be carefully designed to maximize the manufacturer's return on investment. Sales results must be constantly monitored and sales strategies must be adjusted to respond to a dynamic marketplace. HPR has recognized expertise in assisting clients in these areas. Pharmaceutical products must be sold by a team of highly trained sales representatives. VHSM has market-leading capability in recruiting, training, deploying and managing small to large scale product sales forces. VHSM is capable of functioning independently or in tandem with a client's existing, internal sales force.

Each business unit performs specific functions as part of the overall sales and marketing plan. Our clients may choose either to work with us across our full spectrum of services or narrowly focus their service needs within one of these units. Given the nature of the services provided by each business unit in relation to marketing needs throughout a product's life cycle, ample opportunities exist for cross-selling to current clients. Many of our larger clients utilize the services of both units.

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

The following is a detailed description of our individual business units (see
Part II - Item 8 - Notes to Consolidated Financial Statements - Segment Information for a further description):

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

HPR offers the following core services, which it customizes for particular clients:

o Market Segmentation Analyses: HPR conducts segmentation analyses of the physician universe using pharmacy-level data in combination with numerous variables such as product potential, market share, the medical professionals' specialties and reputations as innovators, and many other individually weighted qualitative and quantitative data points. Segmenting this physician-level data supports analyses and modeling that are designed to address issues such as promotion response, targeting, message development and forecasting. HPR also links segment data to primary market research to identify differences in attitudes and estimate future prescribing patterns.

o Promotion Planning and Evaluation: HPR's proprietary Promotion Response Optimization Model ("PROM/SM/") measures historical promotion response by physicians from various personal and non-personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROM/SM/ is unique in that it can measure a separate response for individual physicians by promotional channel. PROM/SM/ is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROM/SM/ is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness.

o Resource Allocation (Single and Multi-Product): Utilizing segmentation and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

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

o Call Planning: Through its proprietary technologies and its Call Planning System ("CAPS/SM/") HPR provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPSSM system determines the best call frequency and brand detailing priorities for each physician. CAPSSM also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments.

o Sales Force Deployment and Analysis Group: HPR provides strategic sales force alignment and deployment strategies for home office and field teams. Alignment services are conducted by analysts with technical expertise as well as healthcare industry experience who are committed to the design and realignment of sales forces.

o Data Services: HPR provides healthcare-specific data management services by integrating data from multiple sources, including internal legacy systems and purchased third-party data, to identify opportunities that drive business performance. Data service consultants design customized data collection and manipulation software programs which analyze data, maintain report generation functions and manage operational activities such as production control, data clean-up, matching and ad hoc projects.

o Market Research: HPR conducts primary and secondary research, syndicated studies, market tracking and custom research audits. It has established expertise in developing proprietary customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers. During 2000, HPR introduced its pioneering Metropolitan-Area Promotional Audit (MPA), a syndicated service that studies thousands of physicians and tracks pharmaceutical promotional activity city by city, intelligence that was previously available only on a national basis.

o Strategic Consulting: HPR's consultants in the strategic consulting group work with clients, designing solutions for issues such as resource allocation, forecasting, pricing, and compensation. Their focus on incorporating best practices within the culture of organizations yields pragmatic and easily implemented business solutions that can be integrated throughout the organization.

HPR has invested significantly in the development of desktop tools that incorporate several of HPR's proprietary analytical models. The Company believes that these products will enhance future revenues by creating new revenue streams and demand for additional analytical consulting services.

                                      VHSM

VHSM is organized to plan, implement and execute outsourced product commercialization programs for prescription pharmaceutical and other life sciences products. VHSM maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. Currently, VHSM operates one of the largest contract sales organizations in the U.S. (larger, in fact, than some pharmaceutical companies), with approximately 1,500 sales representatives as of December 31, 2002.

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's FDA-approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential side-effects, dosage, danger of contra-indications with other drugs, cost and any other appropriate information. The dialogue is two-way with the salesperson collecting the views of each individual physician. Discussions will often include topics such as the type of patient most likely to benefit from a particular therapy as well as the relative benefits of alternative products. This requires the salesperson to be well educated and highly trained. Recruiting qualified personnel and providing client and product specific training are both core competencies of VHSM. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product.

Providing clients with the highest quality sales people requires effective recruiting and training. To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure the highest quality of representation for our clients. VHSM's recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, or on a standalone basis. VHSM hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and maximize cost efficiency.

We also emphasize the training of our personnel, and believe we have made more significant investments in this area than our competitors. VHSM's Professional Development Group has the largest dedicated training facility of its type in the United States. Our goal is to ensure that sales representatives are knowledgeable and operate professionally, effectively, and efficiently. Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity, and pharma-manager leadership are covered extensively in order to prepare the representatives for their contact with medical professionals. VHSM's trainers are top professionals in their field and rely upon proprietary information regarding physician prescribing behavior and industry best practices. As the trainees are from both VHSM's sales force and our clients' sales forces, the training and development services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as differentiating factors, which distinguish VHSM from its competitors and benefit the overall contract sales effort. VHSM also offers these training services to clients as part of an integrated package or on a standalone basis.

In addition to its dedicated sales forces, VHSM has also built and deployed several standing specialty sales teams that each promotes multiple complementary products from different manufacturers. These relationship sales teams ("RSOs") are dedicated to developing and extending long-term relationships with their target physician specialists, which increases the value of these teams to our clients over time. Each RSO team promotes multiple products that are mutually complementary to the physician, allowing us to build a total therapeutic call providing depth to our physician interactions. VHSM is also intimately involved in the marketing of several of these products.

We are committed to providing our clients with customized cost-effective sales support. This is reflected in the variety of options clients have to choose from, including the type of sales force, the specialties of the sales force (oncology, cardiology, etc.), the methodology employed to target decision makers in the medical community and the type of analysis to be conducted based on the information the sales force collects. We work closely with our clients in all aspects of our service offering to ensure maximum impact of the product's promotional effort.

Consistent with standard practices in the pharmaceutical industry, VHSM collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed exclusively for VHSM. This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy. VHSM also offers this sales force automation system on a standalone basis to clients.

VHSM provides telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians. These services give us the ability to conduct physician awareness programs, focus group recruitment, physician profiling, physician detailing, sampling follow-ups, qualification of sales leads, phone surveys, consumer surveys, customer service, compliance building and patient care management.

Registered with the Food and Drug Administration ("FDA") as a secondary repackager, VHSM offers a full complement of warehousing, assembly and packaging, and mailing and distribution services. This allows VHSM to provide quick and efficient assembly of promotional programs with samples, under controlled conditions, and ship these promotional materials to potential prescribers from its warehouse. The effective warehousing and distribution system allows for precise tracking of promotional materials. The group's combination of pharmaceutical warehousing and direct mail capabilities allow it to offer coordinated sample delivery and sales calls to physicians as well as administer drug recalls and rebate programs, all of which have the potential to be part of a seamless service offering for the client. For example, offering avenues of support through the direct mail and sample fulfillment programs could enable VHSM and other sales forces to operate more efficiently and effectively by automating a significant portion of the post-physician consultation follow-up work (such as literature and sample mailings).

Competitive Advantages

Our ability to increase the incremental sales of older life sciences products and enhance the sale of newer products is critical to the financial success of our clients. Our integrated approach to contract sales, recruiting, professional training and development, our experienced management team, and our use of technology provide VHSM with a competitive advantage in marketing products for our clients. With the ability to leverage the capabilities of HPR, VHSM is well positioned to provide value-added services across an array of product types in the life sciences industry.

Leading Healthcare Marketing and Sales Services Company: We are one of the largest providers of pharmaceutical contract sales services in the U.S. and we are also a significant provider of strategic and tactical sales and marketing planning in the U.S. We detail to a large number of physicians, nurses, pharmacists and formularies--approximately three million calls were made on physicians in 2002 alone. These targets are regularly contacted by our representatives, enabling the collection of valuable profiling data. Our large-scale presence in our markets provides significant advantages in terms of experience, speed, capabilities, and technology.

Comprehensive Service Offering: We offer a broad range of services, from strategic and tactical planning and analytics to the recruiting, training, deployment and management of sales forces and development of sales and marketing strategies. We believe that Ventiv's combination of planning and analytics capabilities and sales and marketing experience effectively differentiates Ventiv in its marketplaces.

Diversified Client Base: In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotech and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Relative to our peers, our business is not overly concentrated on a small number of clients and we continue to seek new opportunities to further diversify our client base.

Proprietary Technologies and Data: We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. To conduct strategic studies, HPR employs a series of programs, which were designed in-house and utilize data, which is gathered and processed by HPR's clients and, on certain engagements, VHSM to conduct proprietary market research. Also, we have made a considerable investment in technology and have developed and deployed cutting-edge sales force automation tools to increase our efficiency. Such data collection is important for the management of a sales and marketing campaign for pharmaceutical products throughout their life cycle, especially during the product launch phase.

Experienced Management Team: Our management team includes executives with substantial expertise managing pharmaceutical sales forces and establishing sales and marketing strategies. We believe our mix of senior management with pharmaceutical sales force management, entrepreneurial talent and strategic perspective is unique in the industry.

Our basic strategy is to offer the best combination of high-quality, flexible and cost-effective services to our clients. We continue to enhance our capabilities, deepen our client relationships and offer more fully-integrated solutions.

Clients

We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies. During 2002, approximately 75.9% of our revenues were derived from our ten largest clients. Our ten largest clients during 2002, listed alphabetically, were as follows: Allergan, Inc., Altana Pharma, Amgen, Inc., Bayer Corporation ("Bayer"), Boehringer Ingleheim Pharmaceuticals, Inc., Bristol-Myers Squibb, Inc. ("BMS"), Endo Pharmaceuticals, Inc. ("Endo"), Novartis Consumer Health, Inc., Vivelle Ventures, LLC, and Reliant Pharmaceucticals, Inc. ("Reliant"). Three clients, Bayer, Endo, and Reliant accounted for approximately 25.3%, 11.8% and 10.6% respectively, of our total revenue for the year ended December 31, 2002. Reliant, BMS and Bayer each accounted for 27.6%, 16.6% and 13.2%, respectively, of our revenues during 2001. No other clients accounted for more than 10.0% of revenue in 2002 or 2001.

We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are sold to the same target groups for each client, typically their marketing and sales departments. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical clients that provide us with recurring revenue streams and service cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

Our relationships with a client's marketing and sales organizations also benefit from high switching costs, as retaining another sales force and redesigning a marketing program creates substantial additional expense and causes losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise.

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 60 to 120 days notice. In addition, many of these contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Also, although the Company has been successful in a number of cases in negotiating longer-term commitments and an initial non-cancelable contract period, the Company cannot be assured that clients will renew relationships beyond the expiration date of existing contracts.

Competition

We believe that no other organization offers the same depth of expertise in healthcare planning and analytics and sales and marketing services as we offer our clients. Our healthcare planning and analytics services are premium priced based on proprietary software and analytical methods developed by HPR. Our sales and marketing services are priced to offer an economical and flexible alternative to pharmaceutical companies which need to expand sales force capacity. Our competitors include contract sales organizations as well as contract research organizations that also offer healthcare marketing services. Additionally, drug distribution companies have indicated a desire to enter this lucrative market by leveraging their knowledge base and effecting strategic acquisitions. Each of our operating groups faces distinct competitors in the individual markets in which the group operates.

Sales & Marketing: A small number of providers comprise the market for contract sales. We believe that Ventiv, Innovex (Quintiles) and Professional Detailing, Inc. combined account for the majority of the U.S. contract sales market share. The rest of the industry is fragmented, with a large number of small providers attempting to develop niche services. One or more of our large competitors in the contract sales market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

Planning and Analytics: HPR's largest competitor in the strategic and tactical planning marketplace is ZS Associates, which provides market segmentation, promotion planning and resource allocation services similar to HPR's. In the market research marketplace, HPR competes against a variety of large and small companies, which provide primary and secondary market research on a contract basis.

Seasonality

Although Ventiv's business is subject to variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, Ventiv's business is not generally subject to seasonal variation.

Employees

At December 31, 2002, we employed approximately 1,800 people in continuing operations, including approximately 1,500 sales representatives. Our part-time sales force employees account for approximately nine percent of our total field workforce. We believe that our relations with our employees are satisfactory.

Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees. We believe our turnover rate is comparable to that of other contract service organizations and internal pharmaceutical sales and marketing departments. An increase in the turnover rate among our employees would increase our recruiting and training costs and decrease our operating efficiencies and productivity. Our operations typically require specially trained persons, such as those employees in the pharmaceutical detailing business. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. The labor markets for quality personnel are competitive, and we cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons.

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

In connection with the handling and distribution of pharmaceutical products samples, we are subject to the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations. These laws and regulations regulate the distribution of drug samples by mandating storage, handling, solicitation and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples.

Some of our physician education services are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value that AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in such regulations or their application could have a material adverse effect on Ventiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

From time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways government might attempt to regulate our use of this data. Any such restriction could have a material adverse effect on Ventiv.

Item 2. Properties.

Our principal executive offices are located in Somerset, New Jersey at a site which is leased by the Company. Ventiv and its operating subsidiaries also own a facility in Louisville, Colorado. We lease a total of four facilities in the U.S. The operating leases on these facilities exist through fiscal year 2008.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The following table contains the high and low sales prices of our existing common stock traded on the Nasdaq National Market during the periods indicated:

                                                        High         Low
         Year ended December 31, 2002

            First Quarter                               $4.00       $1.15
            Second Quarter                               2.98        1.55
            Third Quarter                                2.70        1.02
            Fourth Quarter                               2.18        1.00

                                                        High         Low
         Year ended December 31, 2001

            First Quarter                              $17.25      $11.81
            Second Quarter                              20.64       13.05
            Third Quarter                               19.94        4.00
            Fourth Quarter                               4.70        2.44

On March 21, 2003, the closing price for Ventiv's common stock was $2.74 per share, and there were approximately 200 record holders and approximately 4,663 beneficial owners of Ventiv's common stock as of that date.

To date, Ventiv has not declared cash dividends on its common stock and is currently restricted from doing so under its credit agreement (See Part II--Item 8--Notes to Consolidated Financial Statements (Note 7)). Ventiv does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings, capital requirements and strategic plans of Ventiv and other factors, as determined by our Board of Directors.

The following table summarizes our current equity compensation plans:

                                                        Number of
                                                    securities to be
                                                       issued upon
                                                       exercise of
                                                       outstanding       Weighted-average
                                                        options,         exercise price of     Number of securities remaining
                                                      warrants and     outstanding options,     available for future issuance
                                                         rights         warrants and rights    under equity compensation plans
                                                    ------------------ ---------------------- --------------------------------
Equity compensation plans approved by security
holders

   1999 Stock Incentive Plan - option program               3,891,358          $3.43                                  441,837
                                                    ------------------                        --------------------------------

Equity compensation plans not approved by
security holders                                                  -0-          $0.00                                      -0-
                                                    ------------------                        --------------------------------
   Total                                                    3,891,358                                                 441,837
                                                            =========                                                 =======

The transfer agent for Ventiv's common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA

The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, the Company's historical consolidated financial statements and related notes included elsewhere in this Form 10-K. These financial statements have been restated as a result of the Company's decision to discontinue the operations of its medical education and communications businesses in Stamford, Connecticut and Alpharetta, Georgia, as well as its European contract sales organizations operating in the U.K., France, Germany and Hungary. Historical financial information may not be indicative of Ventiv's future performance. Prior to their respective acquisitions, certain U.S.-based acquirees were not subject to federal or state income taxes. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                  For the Years Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                       2002         2001         2000          1999        1998
                                                                       ----         ----         ----          ----        ----
                                                                                (in thousands, except per share data)
Revenues ......................................................... $215,387     $294,763      $274,686       $166,949     $119,128
                                                                  =========  ===========  ============  =============  ===========
Earnings (losses) from continuing operations .....................   $4,941     $(16,060)      $24,715         $3,817       $4,674
                                                                  =========  ===========  ============  =============  ===========
Earnings (losses) from discontinued operations (a) ...............   $2,951     $(42,442)      $(7,901)      $(14,424)     $(3,228)
                                                                  =========  ===========  ============  =============  ===========
Net earnings (losses) ............................................   $7,892     $(58,502)      $16,814       $(10,607)      $1,446
                                                                  =========  ===========  ============  =============  ===========

Basic earnings (losses) per share (b)
  Continuing operations ..........................................    $0.22       $(0.71)        $1.09         $ 0.16        $0.20
                                                                  =========  ===========  ============  =============  ===========
  Discontinued operations (a).....................................    $0.13       $(1.87)       $(0.35)        $(0.60)      $(0.14)
                                                                  =========  ===========  ============  =============  ===========
  Net earnings (losses) ..........................................    $0.35       $(2.58)        $0.74         $(0.44)       $0.06
                                                                  =========  ===========  ============  =============  ===========

Diluted earnings (losses) per share (b)
  Continuing operations ..........................................    $0.22       $(0.71)        $1.06         $ 0.16        $0.20
                                                                  =========  ===========  ============  =============  ===========
  Discontinued operations (a).....................................    $0.13       $(1.87)       $(0.34)        $(0.60)      $(0.14)
                                                                  =========  ===========  ============  =============  ===========
  Net earnings (losses) ..........................................    $0.35       $(2.58)        $0.72         $(0.44)       $0.06
                                                                  =========  ===========  ============  =============  ===========

Shares used in computing basic earnings (losses) per share (b) ...   22,842       22,648        22,628         23,907       23,715
                                                                  =========  ===========  ============  =============  ===========

Shares used in computing diluted earnings (losses) per share (b) .   22,857       22,648        23,406         23,907       23,715
                                                                  =========  ===========  ============  =============  ===========

Balance sheet data:
Total assets (a).................................................. $153,418     $232,343      $249,491       $230,754      193,644
                                                                  =========  ===========  ============  =============  ===========

Long-term debt (c) ...............................................   $8,904      $16,947       $31,857      $   --        $   --
                                                                  =========  ===========  ============  =============  ===========

Total investments and advances from SNC (d) ......................      n/a          n/a           n/a            n/a     $119,727
                                                                  =========  ===========  ============  =============  ===========

Total equity (a)..................................................  $96,446      $87,206      $145,311       $141,938          n/a
                                                                  =========  ===========  ============  =============  ===========

(a) As restated. See Part II - Item 8, Note 3 to the consolidated financial statements included elsewhere herein. Also, see prior comments on restatement on page 2.

(b) For all dates prior to the Distribution, the number of shares used to calculate earnings (losses) per share is equal to the shares of Ventiv common stock that were issued upon the Distribution, which was based on the number of outstanding shares of SNC common stock on September 27, 1999. From the date of the Distribution through December 31, 2002, the number of shares used to calculate earnings (losses) per share was the actual number of shares of Ventiv common stock outstanding.

(c) Long-term debt includes the non-current portion of the capital lease obligations but excludes the current portion of the line of credit and capital lease obligations.

(d) Investments and advances from SNC represents the net cash transferred to Ventiv from SNC and the net assets and liabilities of businesses acquired by SNC and contributed to Ventiv in connection with the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Ventiv Health, Inc. and subsidiaries (collectively "Ventiv" or "the Company") is a leading provider of outsourced sales and marketing solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; and strategic and tactical planning. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

The aggregation of the businesses currently conducted by Ventiv began with a merger transaction between Snyder Communications, Inc. ("SNC") and a U.S. provider of pharmaceutical sales and marketing services in 1997. After forming its pharmaceutical sales and marketing services business segment in that year, SNC completed a series of follow-on acquisitions in the healthcare marketing services areas. On June 22, 1999, the Board of Directors of SNC approved a plan to effect a distribution (the "Distribution") of SNC's healthcare marketing services business segment to existing stockholders. SNC contributed the net assets and liabilities related to its healthcare marketing services business segment in the third quarter of 1999 to Ventiv, which was then a newly formed subsidiary of SNC, and subsequently consummated the Distribution on September 27, 1999 through a special dividend of one share of Ventiv common stock for every three shares of SNC common stock. As a result of the Distribution, Ventiv became an independently managed, publicly traded corporation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2002, 2001 and 2000.

Overview

The Company provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary) and Ventiv Health Sales and Marketing ("VHSM").

The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. In addition, VHSM offers telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians in a cost efficient manner.

The Planning and Analytics segment is capable of designing product launch programs and monitoring each program's progress to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on physician-level intelligence. HPR also conducts primary and secondary research, syndicated studies and market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

Recent Business Developments

      In February 2002, the Company was notified by Reliant Pharmaceuticals, Inc. ("Reliant") of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 10.6% and 27.6% of the Company's revenues for the years ended December 31, 2002 and 2001, respectively. As a consequence of the conversion, Ventiv ceased providing contract sales services to Reliant as of March 31, 2002.

      On April 26, 2002, the Company was notified by Cellegy Pharmaceuticals, Inc. ("Cellegy") of its withdrawal of the New Drug Application for Cellegesic(R) with the U.S. Food & Drug Administration ("FDA"). Cellegy decided to withdraw the application after meetings with the FDA indicated that additional information would be required before the FDA would grant marketing clearance of Cellegesic(R) in the United States. The Company, through Ventiv Integrated Solutions ("VIS") and another wholly-owned subsidiary, had entered into a contract with Cellegy to provide cash and services in support of the commercialization of the Cellegesic(R) product. On September 30, 2002, the

Company notified Cellegy of its intent to exercise its rights to terminate this agreement, effective immediately. Both Cellegy and the Company agreed to such termination. As a result of this termination and pursuant to this agreement, Cellegy and Ventiv agreed to share equally (50% each) the $1.5 million of marketing expenses incurred during the project. As a result, in 2002 the Company recognized approximately $0.8 million of expense for its proportionate share of the expenses on the project.

      Effective May 15, 2002, the Company's contract sales agreement with Bayer was amended and restated to provide for (i) a new fixed fee structure for services rendered from May 15, 2002 through December 31, 2003, and (ii) an extension of the option for Bayer to reduce the size of the Company's sales force from May 15, 2002 to May 15, 2003. Under the original terms of the Bayer agreement and through May 14, 2002, the Company received certain fees that covered a substantial portion, but not all of the Company's costs of services relating to this engagement. Additionally, effective January 1, 2003, the contract sales agreement has been further amended to (i) reduce the size of the sales force from 500 to 350 full-time sales representatives through May 31, 2003, (ii) provide Bayer with the option to reduce the sales force to no less than 250 sales representatives from May 31, 2003 through October 31, 2003 and to less than 250 sales representatives thereafter, (iii) provide for certain penalties for permanent reduction of the sales force below 350 sales representatives, and (iv) provide for advance payments totaling $10.6 million comprised of a non-refundable $1.6 million Redeployment Milestone Payment and a $9.0 million Up-Front Payment to be earned equally, on a monthly basis, from January 1, 2003 through October 31, 2003. Any unearned monies related to the Up-Front Payment are to be refunded to Bayer in the event of termination prior to October 31, 2003.

      Effective September 12, 2002, the Company entered into a multi-year fee for service agreement to provide Altana Pharma ("Altana"), the U.S. operations of German-based Altana Pharma AG, with a nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, in a first phase, Ventiv provides 220 full-time sales representatives and 10 Regional Training and Administrative Managers. The Altana sales force has been co-promoting Detrol(R) together with Pharmacia since October 2002. Revenues associated with the initial recruiting and training of this sales force were recognized in the third quarter of 2002, while the revenue related to the promotion activities for this engagement commenced in the fourth quarter of 2002.

      Based on historical performance and as outcomes of strategic initiatives implemented by Company management to better focus the Company on its core businesses and operating segments, in September 2001 and April 2002, respectively, the Company's Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units. In June 2002, based on management's ongoing strategic assessment of the business, the Company's Board of Directors authorized management to dispose of the business units comprising its European contract sales organizations operating in U.K., France, Germany and Hungary.

      The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. In addition, the Company completed the sale of its Germany-based contract sales business unit on September 26, 2002. On October 16, 2002, the Company completed the sale of its United Kingdom-based contract sales business unit. Finally, the Company completed the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003. The Company is holding for sale its remaining European Contract Sales business operating in France pursuant to a plan of divestiture adopted by Ventiv. Any potential transaction would be subject to negotiation of terms and conditions, legal and financial due diligence, regulatory review and approval (if necessary).

      The Company's Colorado-based marketing support services business unit, Promotech Research Associates, Inc. ("Promotech"), previously considered and classified as part of the Communications operating segment, has been operationally merged with VHSM.

      On March 18, 2003, the Company entered into a multi-year fee-for-service agreement with Watson Pharmaceuticals, Inc. ("Watson") to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide 385 full-time sales representatives and 37 district managers in the promotion of Oxytrol. The promotion effort is scheduled to commence in the third quarter of 2003.

      The Company has recently built and deployed three standing specialty sales teams that each promotes multiple complementary products from different manufacturers. In October 2002 the Company deployed a team of 25 sales representatives promoting products to physicians in the women's health marketplace. The Company deployed a team of 40 sales representatives promoting products to the dental marketplace in November 2002. In January 2003 Ventiv deployed a team of 40 sales representatives promoting products to the dermatology marketplace.

Results of Operations

Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. With respect to risk-based contracts, all or a portion of revenues earned are based on contractually defined percentages of either product revenues or the market value of prescriptions written and filled in a given period. For planning and analytics services, Ventiv's revenues are generally based on a fixed project amount or a fee-for-service basis.

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

                                                                               For the Years Ended December 31,
                                                                     2002                     2001                   2000
                                                            ------------------------ ----------------------- ----------------------
                                                                          (in thousands, except for per share data)
                                                            -----------------------------------------------------------------------
Revenues .................................................      $215,387     100.0%     $294,763     100.0%    $274,686     100.0%
Operating expenses:
   Cost of services ......................................      $178,901      83.1%      260,171      88.3%     206,920      75.3%
   Selling, general and administrative expenses ..........        27,397      12.7%       32,181      10.9%      26,330       9.6%
   Impairment of goodwill ................................            --       0.0%       14,811       5.0%          --       0.0%
   Restructuring charges .................................            --       0.0%        2,025       0.7%          --       0.0%
   Realized losses on investments.........................            --       0.0%        2,600       0.9%          --       0.0%
                                                            ------------- ---------- ------------ ---------- ----------- ----------
Operating earnings (losses) ..............................         9,089       4.2%      (17,025)     (5.8)%     41,436      15.1%
Interest expense  ........................................       (1,576)     (0.7)%       (4,494)     (1.5)%     (3,024)     (1.1)%
Investment income  .......................................           456       0.2%          427       0.1%         826       0.3%
                                                            ------------- ---------- ------------ ---------- ----------- ----------
Earnings (losses) from continuing operations before
income taxes .............................................         7,969       3.7%      (21,092)     (7.2)%     39,238      14.3%
   Income tax provision (benefit) ........................         3,028       1.4%       (5,032)     (1.7)%     14,523       5.3%
                                                            ------------- ---------- ------------ ---------- ----------- ----------
Earnings (losses) from continuing operations .............         4,941       2.3%      (16,060)     (5.4)%     24,715       9.0%

Earnings (losses) from discontinued operations:
   Losses from discontinued operations, net of taxes .....        (4,772)     (2.2)%     (40,488)    (13.7)%     (7,901)     (2.9)%
   Gains (losses) on disposals of discontinued
   operations, net of taxes  .............................         2,323       1.1%       (1,954)     (0.7)%         --       0.0%
   Tax benefit arising from the disposal of a
   discontinued operation ................................         5,400       2.5%          --        0.0%          --       0.0%
                                                            ------------- ---------- ------------ ---------- ----------- ----------
Earnings (losses) from discontinued operations ...........         2,951       1.4%      (42,442)    (14.4)%     (7,901)     (2.9)%
                                                            ------------- ---------- ------------ ---------- ----------- ----------

Net earnings (losses) ....................................        $7,892       3.7%     $(58,502)    (19.8)%    $16,814       6.1%
                                                            ============= ========== ============ ========== =========== ==========
Earnings (losses) per share:
Continuing operations:
   Basic .................................................         $0.22                  $(0.71)                 $1.09
   Diluted ...............................................         $0.22                  $(0.71)                 $1.06
Discontinued operations:
   Basic .................................................         $0.13                  $(1.87)                $(0.35)
   Diluted ...............................................         $0.13                  $(1.87)                $(0.34)

Net earnings (losses):
   Basic .................................................         $0.35                  $(2.58)                 $0.74
   Diluted ...............................................         $0.35                  $(2.58)                 $0.72

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues: Revenues decreased by approximately $79.4 million, or 26.9%, to $215.4 million in 2002, from $294.8 million in 2001.

      Revenues in our Ventiv Health Sales and Marketing ("VHSM") business were $189.0 million, a decrease of 29.9%, or $80.5 million, over 2001, and accounted for 87.7% of total Ventiv revenues in 2002. This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of Ventiv's contract with Bristol-Myers Squibb ("BMS"), both effective as of March 31, 2002. These reductions in revenues were partially offset by increased revenues generated through continuing business with Bayer (which commenced in May 2001), the launch of the Altana project in September 2002, and several other new and expanded contracts. Revenues from the VHSM business include incentive fees of $2.5 million and $2.1 million for the years ended December 31, 2002 and 2001, respectively.

      Our Planning and Analytics business, HPR, generated 11.9% of total revenues in 2002. Revenues increased $0.4 million or 1.7%, to $25.7 million from $25.2 million for the years ended December 31, 2002 and 2001, respectively. Increased business with Abbott Laboratories and Bayer was offset in part by reduced business volume with BMS, Ortho McNeil and other smaller clients.

      Costs of Services: Costs of services decreased by approximately $81.3 million, or 31.2%, to $178.9 million for the year ended December 31, 2002 from $260.2 million for the year ended December 31, 2001.

      Costs of services at the VHSM business decreased by $83.8 million or 34.1% to $161.7 million for the year ended December 31, 2002 from $245.5 million in 2001. Costs of services in 2002 were 85.6% of revenue compared to 91.1% of revenue in 2001. The decrease in costs of services as a percentage of revenue in 2002 was principally due to the effect of a more profitable mix of primarily fixed-fee contracts and the effect of the renegotiated Bayer agreement. In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative losses on the original Bayer agreement through May 14, 2002, under the assumption that Ventiv would elect to discontinue promotion services under the original contract on a loss basis beyond May 14, 2002 (the first date that Ventiv could exercise its right to terminate the contract). As a result of the amendment and restatement of the agreement, effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the Company's profit margins in the second quarter of 2002. The Bayer engagement has operated at a profit subsequent to the effective date of the amended and restated agreement. Additionally, effective March 31, 2002, Reliant opted to internalize the entire Ventiv field force. In the third quarter of 2002, the Company and Reliant commenced negotiations regarding final amounts due and owing under the Reliant agreement. On October 9, 2002, the Company reached a final agreement with Reliant and received payment for all amounts due and owing, as mutually agreed on that date. During 2001, the Company had deferred recognition of approximately $1.8 million of revenue to provide for certain contingencies under the original Reliant agreement. In the course of final negotiations, the Company agreed to assume the cost of approximately $0.7 million of deductions relating to such contingencies. Accordingly, revenue and operating income for the year ended December 31, 2002 reflect the recognition of $1.1 million of revenue and operating profit in the third quarter of that year which was previously deferred. Finally, the decrease of costs of services as a percentage of revenue in 2002 as compared to 2001 was attributable, in part, to the VHSM group's ongoing initiatives to increase operating efficiencies and minimize internal operating costs and expenses.

      HPR incurred costs of services of $16.5 million in 2002, representing an increase of $2.0 million or 13.6% from $14.5 million in 2001. Costs of services were 64.2% of revenues in 2002 compared to 57.5% in 2001. The increase in costs of services as a percent of revenues was primarily due to the completion of certain profitable client engagements in 2001 and a shift in the business mix to lower margin projects in 2002.

      Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $4.8 million, or 14.9%, to $27.4 million from $32.2 million in the years ended December 31, 2002 and 2001, respectively.

       SG&A expenses in the VHSM business decreased by approximately $2.1 million to $12.2 million in 2002 compared to $14.4 million in 2001. This decrease is primarily due to restructuring actions taken during the third quarter of 2001 and other ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. In addition, the Company experienced SG&A savings due to the discontinuance of amortization of goodwill pursuant to SFAS No. 142, recognizing approximately $1.6 million in goodwill amortization expenses in 2001, with no such charges in 2002.

      HPR had SG&A expenses of $5.3 million in 2002 compared to $6.6 million in 2001. The decrease of $1.4 million is due to a reduction of compensation and benefits costs to employees, resulting from turnover involving some higher-level management positions, as well as a reduction in incentive compensation paid in 2002. Furthermore, this reduction was due to the cost savings recognized as HPR closed a foreign office in the third quarter of 2002.

      Other SG&A expenses decreased to $9.9 million in 2002 from $11.2 million in 2001. Savings derived from restructuring efforts initiated in 2001 were offset in part by severance fees and non-recurring prior year re-audit fees recorded in the fourth quarter of 2002.

     Impairment of Goodwill: The Company completed an evaluation of the goodwill and other intangible assets of several of its operating units during the year ended December 31, 2001. In accordance with the Company's accounting policy in effect at that time, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for our Promotech business (now a part of the VHSM operating segment) were insufficient to support the carrying amounts of related goodwill. The Company obtained estimates of the current fair values of this operation through an independent third party appraisal. Based on the appraised value in relation to the net book values of this operation at that time, the Company recorded a goodwill impairment charge of approximately $14.8 million.

      The Company completed a similar evaluation of the goodwill and other intangible assets of its sales and marketing business during the year ended December 31, 2002. Based on this evaluation, the Company concluded that the fair value of the business was sufficient to support the carrying amounts of related goodwill. Additionally, the Company obtained estimates of the current fair value of this operation through an independent third party appraisal to further support their conclusions.

      Restructuring Charges: In the third quarter of 2001, the Company completed an evaluation of the operations of certain business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million. Included in this charge were provisions for the severance of 23 employees, as well as for costs and expenses associated with the elimination of the New York office and the reduction of the size of the Somerset, NJ administrative office. Ventiv did not record any restructuring charges related to continuing operations during the year ended December 31, 2002.

      Interest Expense: Ventiv recorded $1.6 million of interest expense in the year ended December 31, 2002, a decrease of $2.9 million from the year ended December 31, 2001. Interest expense decreased in 2002 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation ("Foothill Capital" or "Foothill"), which was treated as restricted cash. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company's borrowing availability under the line of credit and was to be repaid ninety days after the initial advance. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002. The Company also incurred $0.4 million of interest expense related to obligations under its capital lease arrangement for the VHSM automobile fleet in the year ended December 31, 2002 and $1.2 million for the corresponding period in 2001. The decrease in auto fleet interest relates primarily to a decrease in contracts that provided leased autos as well as lower prevailing interest rates in 2002.

      Interest Income: Ventiv recorded approximately $0.5 million and $0.4 million of investment income in the years ended December 31, 2002 and 2001, respectively. The slight increase in the investment income is a direct result of the cash balances on-hand throughout the year.

      Realized Losses on Investments: During the second quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote-off its entire $0.5 million investment in Helios.

      In the fourth quarter of 2001, the Company wrote off its $2.1 million investment in RxCentric, Inc. ("RxCentric") due to doubt about RxCentric's ability to continue as a going concern.

      Income Tax Provision (Benefit): Ventiv recorded a provision for income taxes on continuing operations using an effective tax rate of 38.0% for the year ended December 31, 2002. The effective rate for the year was based on reported earnings in each tax jurisdiction in which the Company's continuing operations conduct business and are subject to taxation. The Company reported a net benefit from income taxes in the year ended December 31, 2001 of approximately $5.0 million, primarily attributable to the impairment charge taken against goodwill related to the Promotech operating unit.

      Discontinued Operations: Ventiv's discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit. Net earnings (losses) from discontinued operations were earnings of $3.0 million and a loss of $42.4 million, net of tax, for the years ended December 31, 2002 and 2001, respectively. These earnings (losses) comprised the collective operating results of the Company's discontinued operations, which generated losses of $4.8 million and $40.5 million, net of tax, for the years ended December 31, 2002 and 2001, respectively. These earnings (losses) also included actual or estimated gains and losses on the divestiture of these businesses, which totaled a gain of $2.3 million in 2002 and a loss of $2.0 million in 2001, both net of taxes. The 2002 gains on divestitures of these businesses are inclusive of approximately $4.9 million of net gains for the removal of foreign currency translation accounts previously accumulated by the Company's discontinued operating units. In addition, these earnings (losses) included an estimated $5.4 million tax benefit in 2002 for carry-back deductions relating to the disposal of the Stamford, Connecticut-based business unit. Operating results for the year ended December 31, 2001 are inclusive of charges recorded for the impairment of intangible assets in certain business units treated as discontinued operations. As previously stated in the "Impairment of Intangible Assets" section above, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units in September 2001. In addition to the impairment charges taken on business units in continuing operations, the Company also recorded goodwill and other intangible asset impairment charges in 2001 of approximately $13.7 million related to the U.K.-based contract sales business, $23.2 million related to the France-based contract sales business and $1.1 million related to the Stamford, Connecticut-based communications business unit. Goodwill associated with the U.K. and France-based contract sales businesses was not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

      Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $0.6 million, due and subsequently collected in February 2003. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and may be entitled to contingent payments based on a percentage of earnings before interest, taxes, depreciation and amortization as defined in the agreement for the business unit, up to a total aggregate amount of $0.5 million. Total losses on the disposal of the Stamford, Connecticut-based business of $2.0 million, net of tax, were estimated in the third quarter of 2001 and adjusted to reflect final transaction terms in the second quarter of 2002. Total losses on the disposal of the Alpharetta, Georgia-based business unit of $6.6 million, net of tax, were recorded in the second quarter of 2002, which included a charge of $7.5 million for the write-down of goodwill related to that business unit.


      On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company recognized a gain of approximately $5.5 million on the sale of this business unit inclusive of the aforementioned net gains from the removal of the accumulated foreign currency translation accounts. The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

      On October 16, 2002, the Company completed the sale of the assets and business of its U.K.-based contract sales operating unit to Ireland-based United Drug plc. Total consideration of $7.5 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a gain of $2.5 million, net of taxes, related to this transaction in the fourth quarter of 2002.

      Net Earnings (Losses) and Earnings (Losses) Per Share ("EPS"): Ventiv's net earnings increased by approximately $66.4 million to earnings of $7.9 million, from net losses of $58.5 million, for the years ended December 31, 2002 and 2001, respectively. In 2002 diluted earnings per share increased to $0.35 for the year, up from a loss of $2.58 per share in 2001. Impairment charges for intangible assets and restructuring expenses recorded during 2001, as well as new business and savings initiatives coupled with earnings from the sale of discontinued operations during 2002 contributed to the increase in earnings as more fully explained above.

      Shares used in computing diluted EPS increased by approximately 0.2 million shares in 2002 from 2001. The increase was the result of the exercise of employee stock options, net of the cancellation of certain restricted stock awards and outstanding options during the year. During 2001, potentially dilutive common shares relating to employee stock options and restricted stock awards were not included in the calculation of diluted EPS as they were anti-dilutive to the net loss per share. There were 0.6 million potentially dilutive shares at December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues: Revenues increased by approximately $20.1 million, or 7.3%, to $294.8 million in 2001, from $274.7 million in 2000.

      Revenues in our Ventiv Health Sales and Marketing business were $269.5 million, an increase of 7.4%, or $18.7 million, over 2000, and accounted for 91.4% of total Ventiv revenues in 2001. The increase in revenue in 2001 was attributable to new and expanded contracts with Bayer and Reliant Pharmaceuticals, among others. Revenue was adversely impacted by the conclusion of a contract with Eli Lilly at the end of 2000, for which there was no comparable revenue in 2001, and the planned conversion of the Novo Nordisk sales force during the second quarter of 2001. VHSM's revenues and operating income included incentive fees of approximately $2.1 million and $13.2 million for the years ended December 31, 2001 and 2000, respectively.

         Revenue was also adversely impacted by the effect of the resizing of the Bristol-Myers Squibb, Inc. ("BMS") sales force and lower than expected revenues from the revenue sharing arrangement. During the first quarter of 2001, BMS reduced the size of the sales force from 725 sales representatives to 450, and retargeted the detailing efforts to primary care physicians. In addition, VHSM ceased detailing BuSpar(R) at the end of the first quarter of 2001, following a court decision affecting BMS's patent for this product. BMS ceased sales force promotion services under this contract during the first quarter of 2002.

         Our Planning and Analytics business, HPR, generated 8.6% of total revenues in 2001. Revenues increased $1.4 million or 5.8%, to $25.2 million from $23.8 million for the year ended December 31, 2001 and 2000, respectively. The increase in revenues was a result of business from several new and expanded client relationships including Bayer and Ortho-McNeil.

         Costs of Services: Costs of services increased by approximately $53.3 million, or 25.7%, to $260.2 million for the year ended December 31, 2001 from $206.9 million in the year ended December 31, 2000.

         Costs of services in the VHSM business increased by $50.8 million or 26.1% to $245.5 million for the year ended December 31, 2001 from $194.7 million in 2000. Costs of services in 2001 were 91.1% of revenue compared to 77.6% of revenue in 2000. The increase in costs of services as a percent of revenues was primarily due to a decrease in incentive fees, for which there are no corresponding costs of services, and the completion or wind-down of certain profitable contracts. The BMS contract yielded lower overall margins than were realized in 2000 as a result of lower than expected revenue share results in 2001 and the effect of the incremental revenue and operating income recognized in 2000 related to contract start-up activities and related costs on this engagement incurred in the third and fourth quarters of 1999. The Bayer contract that commenced in May 2001 produced minimal gross profit on a substantial revenue base through the end of 2001. The Bayer agreement was a risk-based contract for the duration of 2001 under which the Company received certain base fees that covered a substantial portion, but not all of the Company's costs of services under this engagement. Under the arrangement, the Company was also eligible to receive variable fees tied to the performance of the products being promoted. The variable fees were intended to provide the Company with the opportunity to recover the remaining costs and earn sufficient margins on this engagement. During 2001, the Company earned $5.5 million of these variable fees. Based on the Company's assessment of future product performance in relation to the contract criteria in place at the time, and its estimates of future costs of services under the agreement, the Company accrued a pre-tax charge of approximately $6.1 million at the end of 2001 for estimated future losses under this contract. The Company later renegotiated the fee structure of the contract, effective May 15, 2002 as discussed in the "Recent Business Developments" section.

         HPR incurred costs of services of $14.5 million in 2001, representing an increase of $2.3 million or 18.9% from $12.2 million in 2000. Costs of services were 57.5% of revenue in 2001 compared to 51.2% in 2000. The increase in costs of services as a percent of revenue was primarily due to the completion of certain profitable client engagements in 2000 and a shift in the business mix to lower margin projects in 2001.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by approximately $5.9 million, or 22.2%, to $32.2 million from $26.3 million in the years ended December 31, 2001 and 2000, respectively.

         SG&A expenses in the VHSM business increased by approximately $0.3 million in 2001 compared to 2000. SG&A expenses represented 5.3% of revenue in 2001 compared to 5.6% in 2000. The decrease as a percentage of revenue is a result of minimal incremental expenditures in overall infrastructure compared to the increase in the revenues, as infrastructure enhancements effected in prior periods were sufficient to support current business levels.

         HPR had SG&A expenses of $6.6 million in 2001 compared to $4.1 million in 2000. This increase of $2.5 million was associated with investments in new product development and depreciation related to improvements in the information technology infrastructure of the business. In addition, there was an increase in staffing levels to support the growth of revenues at HPR.

         SG&A expenses at the corporate level increased to $11.2 million in 2001 from $8.2 million in 2000. The increase in costs related to legal, professional and other costs associated with new business development and other business initiatives in 2001, including approximately $1.3 million related to Ventiv Integrated Solutions.

         Impairment of Goodwill: During the third quarter of 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Company's stated accounting policy, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions, competitive factors and the discontinuation of several of the Company's operating units, projected undiscounted cash flows for one of the Company's subsidiaries (Promotech) were insufficient to support the carrying amounts of related goodwill and certain intangible assets. The Company obtained estimates of the current fair value of this operation through independent third party appraisals. Based on this appraisal in relation to current net book values of this operations, the Company recorded goodwill and other intangible asset impairment charges totaling $14.8 million in the third quarter of 2001.

         Restructuring Charges: During the year ended December 31, 2001, the Company completed an evaluation of the operations of certain business units. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions of $1.3 million for severance costs (a total of 23 employees) and costs to reduce the size of the Somerset, NJ office and eliminate the New York, NY administrative office.

         Interest Expense: Ventiv recorded $4.5 million of interest expense in the year ended December 31, 2001, an increase of $1.5 million from the year ended December 31, 2000. Interest expense increased as a direct result of net borrowings drawn against the Company's revolving line of credit in support of operations, investing activities and in connection with the Company's share repurchase program. Interest expense was also higher due to the increased number of vehicles leased by the VHSM business under its master fleet agreement. These leases are capital in nature.

         Interest Income: Ventiv recorded approximately $0.4 million and $0.8 million of investment income in the years ended December 31, 2001 and 2000, respectively. The decrease in the investment income is a direct result of the lower cash balances on-hand throughout the year and the lower prevailing interest rates applied to the concentrated cash balances.

         Realized Losses on Investments: During the second quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment in Helios.

         In the fourth quarter of 2001, the Company wrote off its $2.1 million investment in RxCentric, Inc. ("RxCentric") due to doubt about RxCentric's ability to continue as a going concern.

         Income Tax Provision (Benefit): The Company recorded a net tax benefit of $5.0 million for the year ended December 31, 2001 on a pretax loss of $21.1 million from continuing operations. The Company recorded a tax benefit $5.2 million related to the portion of the goodwill charge associated with the Promotech business. However, the Company did not recognize a tax benefit associated with the devaluation of its investment in RxCentric.

     Discontinued Operations: Net losses from discontinued operations were $40.5 million and $7.9 million, net of tax, for the years ended December 31, 2001 and 2000, respectively. These losses comprised the collective operating results of the following business units: our U.K.-based contract sales business, our France-based contract sales business, our Germany-based contract sales business, our Hungary-based contract sales business, our Alpharetta, Georgia-based communications business unit and our Stamford, Connecticut-based communications business unit. Additionally, such losses for the year ended December 31, 2001 are inclusive of charges recorded for the impairment of intangible assets in certain business units treated as discontinued operations. As previously stated in the "Impairment of Intangible Assets" section above, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units in September 2001. In addition to the impairment charges taken on business units in continuing operations, the Company also recorded goodwill and other intangible asset impairment charges of approximately $13.7 million related to the U.K.-based contract sales business, $23.2 million related to the France-based contract sales business, and $1.1 million related to the Stamford, Connecticut-based Communications business unit. Goodwill associated with the U.K. and France-based contract sales businesses was not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

      Losses on disposals of discontinued operations were $2.0 million, net of tax, for the year ended December 31, 2001 with no comparable charge in 2000. In September 2001, the Company's Board of Directors approved a plan to divest certain net assets of the Company's operations in Stamford, Connecticut and the Company recorded an estimated loss on disposal of these net assets at that time. Effective May 7, 2002, the Company completed the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit, a leading provider of medical education and communications services.

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

      Shares used in computing basic and diluted EPS increased by less than 0.1 million shares in 2001 from 2000. The increase was the result of the exercise of employee stock options, net of the cancellation of certain restricted stock awards during the year. During 2001, potentially dilutive common shares relating to employee stock options and restricted stock awards were not included in the calculation of diluted EPS as they were anti-dilutive to the net loss per share. The number of potentially dilutive common shares at December 31, 2001 was 0.6 million shares.

Liquidity and Capital Resources

      At December 31, 2002, Ventiv had $46.1 million of unrestricted cash and equivalents, an increase of $10.6 million from December 31, 2001. For the year ended December 31, 2002 compared to December 31, 2001, cash provided by operations increased by $23.0 million from $11.2 million to $34.2 million. Cash provided by investing activities increased by $16.1 million from a use of $2.9 million to a source of $13.2 million. Cash used in financing activities increased by $53.3 million from a source of $10.4 million in 2001 to a use of $42.9 million over the same comparative periods.

      Cash provided by operations were $34.2 million and $11.2 million in the years ended December 31, 2002 and 2001, respectively. This increase was, in large part, due to the billing and collection of certain payments due under the Bayer, BMS and Reliant agreements. Bayer paid the Company $35.8 million in February 2002. In 2002, the Company collected payments due from Reliant and BMS subsequent to the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of the Company's contract with BMS, as mentioned in the "Results of Operations" section. Similarly, accrued payroll, accounts payable and accrued expenses have increased by $4.6 million in 2001 and decreased by $4.3 million in 2002, relating to the increase in sales representatives in 2001 and a decrease in sales representatives as a result of these contracts in 2002. The trend continues in client advances and unearned revenue, where there is a $10.4 million increase in 2001 versus a $12.7 million decrease in 2002.

      Cash provided by investing activities was $13.2 million in 2002 compared to cash used of $2.9 million in 2001. The Company received total proceeds of approximately $17.9 million from divestitures completed in 2002. Investing activities included capital expenditures of approximately $4.0 million and $4.5 million for 2002 and 2001, respectively.

      Cash used in financing activities was $42.9 million, as compared to cash provided by financing activities of $10.4 million for 2002 and 2001, respectively. In February 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). During the same period last year, the Company made net borrowings of $16.0 million under this credit facility, primarily to support operations. Subsequent to the signing and pursuant to the terms of its new credit agreement with Foothill Capital Corporation (described below), the Company drew a $15.0 million short-term advance on May 24, 2002. This advance was restricted from use for any purpose and accordingly was classified as restricted for the entire term of the advance, and was repaid on September 4, 2002, together with accrued interest and fees of approximately $0.4 million. In addition, the Company paid fees and related expenses of approximately $0.6 million in connection with this new credit facility, which became effective as of March 29, 2002. These fees have been capitalized and are being amortized over the three-year term of the agreement. The Company also made capital lease payments of $7.3 million and $7.8 million in 2002 and 2001, respectively, under the fleet lease agreement in its VHSM business unit.

On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, expiring on December 1, 2003. At December 31, 2001, the Company had $35.0 million outstanding under this line of credit with a weighted average interest rate of 4.39%. Based on the Company's financial results for the twelve-month period ended September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. Accordingly, all amounts due under this facility were classified as current as of December 31, 2001. On February 13, 2002, the Company repaid all amounts outstanding under this facility. On March 29, 2002, the Company entered into an asset-based lending agreement with Foothill, expiring on March 31, 2005, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT"). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at December 31, 2002.

A summary of our contractual obligations and commercial commitments as of December 31, 2002 are as follows:

(Amounts in thousands)                                           Amounts Due In

     Obligation                Total Obligation             2003               2004   2005 and thereafter
Capital lease obligations                13,052            4,148              4,111                 4,793

Operating leases                         20,708            3,668              3,872                13,168
                            -------------------- ---------------- ------------------  --------------------

      Total obligations                 $33,760           $7,816             $7,983               $17,961
                                        =======           ======             ======               =======

      We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements and planned capital expenditures over the next 12 months and for the foreseeable future.

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

Risks Related to Our Business

Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risk described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Ventiv, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our revenues are dependent on expenditures by companies in the life sciences industries, and a variety of factors could cause the overall levels of those expenditures to decline.

Our revenues are highly dependent on promotional, marketing and sales expenditures by companies in the life sciences industries, particularly the pharmaceutical industry. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation, by merger or otherwise, may result in a reduction in overall sales and marketing expenditures and, potentially, the use of contract sales and marketing services providers.

If the demand for outsourced marketing and sales services in the life sciences industries declines our business would be harmed.

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

Many of the contracts under which we provide marketing and sales services are subject to termination on short notice, which may make our revenues less predictable.

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

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 60 to 120 days notice. In addition, many of these contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Also, although the Company has been successful in a number of cases in negotiating longer-term commitments and a non-cancelable initial period, the Company cannot be assured that clients will renew relationships beyond the expiration date of existing contracts. As a result, we cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect to cancel, convert or not renew their contracts, it could have a material adverse effect on our results of operations.

We may not be successful in managing our infrastructure and resources to support continued growth.

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

We employ computer technology to deliver our services, and any failure of or damage to this technology could impair our ability to conduct our business.

We have invested significantly in specialized computer technology and have focused on the application of this technology to provide customized solutions to meet many of our clients' needs. We have also invested significantly in end-user databases and software that enable us to market our clients' products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness. In addition, our business is dependent on our computer equipment and software systems, and the temporary or permanent loss of this equipment or systems, through casualty or operating malfunction, could have a material adverse effect on our business. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

We are subject to a high degree of government regulation. Significant changes in these regulations, or our failure to comply with them, could impose additional costs on us or otherwise negatively affect our operations.

In connection with the handling and distribution of samples of pharmaceutical products, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the United States. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value, which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in these regulations and guidelines or their application could have a material adverse effect on our business. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

Pharmaceutical manufacturers and the healthcare industry, in general, are subject to significant U.S. federal and state regulation. In particular, regulations affecting the pricing or marketing of pharmaceuticals could make it uneconomical or infeasible for pharmaceutical companies to market their products through medical marketing detailers. Other changes in the domestic and international regulation of the pharmaceutical industry could also have a material adverse effect on Ventiv.

Our services are subject to evolving industry standards and rapid technological changes.

The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to enhance our existing services; introduce new services on a timely and cost-effective basis to meet evolving customer requirements; integrate new services with existing services; achieve market acceptance for new services; and respond to emerging industry standards and other technological changes.

We may be adversely affected by customer concentration.

We have three customers that each accounted for more than of 10% of our net revenues for the year ended December 31, 2002, and our largest customer during such year accounted for 25.3% of net revenues. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

Critical Accounting Policies

                               Revenue Recognition

Revenues are recognized on product detailing contracts as services are performed. Most of the Company's contracts involve two phases, a "Deployment phase", typically three months, in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the "Promotion phase" in which the Company's deployed field force actively promotes specified products for clients ("Detailing"). The Company recognizes revenue during the "Promotion phase" of its contracts on a straight-line basis based on the size of the deployed field force. The Promotion phase continues for the remaining life of the contract.

Many of the product Detailing contracts allow for additional periodic incentive fees to be earned by the Company once agreed upon performance benchmarks have been attained. Revenue earned from incentive fees is recognized when the Company is reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

A number of the Company's smaller Detailing contracts for products promoted by the Company's standing specialty sales teams are revenue-sharing based arrangements whereby the Company receives a portion of the revenue from products it promotes. Revenue from these contracts is recognized when agreed upon performance benchmarks have been attained and payment is reasonably assured.

The Company periodically analyzes its detailing contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product or field force performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.

Most of the Company's contracts specify a separate fee for the initial "Deployment phase" of a project. The Company considers the Deployment phase to be a separate and distinct earnings process and recognizes the related revenues throughout the Deployment phase.

Non-refundable conversion fees are paid and recognized as revenue when one of the Company's sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services.

Revenues for the Company's HPR planning and analytics business generally include fixed fees, which are recognized when monthly services are performed on a straight-line basis and payment is reasonably assured. HPR's initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

Customers are invoiced according to agreed upon billing terms. Contracts that are invoiced prior to performance of related services are recorded as deferred revenue and are not recognized as revenues until earned, in accordance with the Company's revenue recognition policies. Amounts earned for revenues recognized before the agreed upon billing terms have been met are recorded as revenue and included in unbilled accounts receivable on the accompanying consolidated balance sheets. Upon billing, these amounts are transferred to billed accounts receivable.

Contracts are typically either terminable upon 60-120 days written notice by client, or non-cancelable for a one year term. Most contracts are immediately terminable by the client for default by the Company. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

                      Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"). This statement requires that goodwill and intangible assets with an indefinite life not be amortized but instead be tested for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, the Company no longer amortizes its goodwill. Prior to fiscal 2002, the Company amortized goodwill over periods of twenty-five to thirty years. Goodwill related to those businesses now comprising the Company's continuing operations was reflected in the Company's consolidated balance sheets as of December 31, 2002 and 2001 at a carrying amount of approximately $20.6 million for both years. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company's Sales and Marketing operating segment.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2002, 2001, and 2000.

New Accounting Pronouncements

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company will adopt in 2003, will not have a material effect on the company's consolidated financial position or results of operations.

      In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is evaluating the impact of the adoption of SFAS No. 146, which is effective for the Company as of January 1, 2003, but does not believe it will have a material impact on the Company's financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

      In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company has evaulated the impact of the adoption of FIN 45, and does not believe it will have a material impact on the Company's consolidated financial position or results of operations.

      On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company will adopt the provision of FIN No. 46 effective January 1, 2003 but does not believe it will have a material impact on the Company's financial position or results of operations as the Company does not have any involvement with variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in market interest rates and foreign currency exchange rates. We are subject to interest rate risk on our debt for changes in the LIBOR and base lending rates. We do not currently engage in hedging or other market risk management strategies.

Long-Term Debt Exposure

At December 31, 2002 the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company's available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any intercompany transactions between any of its US-based operations and its French-based unit, which the Company currently classifies as held for sale.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----

Independent Auditors' Report .............................................................................       25
Consolidated Balance Sheets as of December 31, 2002 and 2001 (restated) ..................................       26
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 ...............       27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 (restated),
  and 2000 (restated) ....................................................................................       28
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 ...............       29
Notes to Consolidated Financial Statements ...............................................................       30


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ventiv Health, Inc.
Somerset, New Jersey

     We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 2 and 15 to the consolidated financial statements, in 2001 the Company changed its method of accounting for the impairment or disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144 and, retroactively, restated the 2000 financial statements for the change.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

     As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2001 and the consolidated statements of stockholders' equity for the years ended December 31, 2001 and 2000 have been restated.

Deloitte & Touche LLP

New York, New York
March 31, 2003

                               VENTIV HEALTH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                      December 31,
                                                                                                 ----------------------
                                                                                                   2002          2001
                                                                                                 ---------    ---------
                                              ASSETS
Current assets:
  Cash and equivalents .......................................................................   $  46,059    $  35,427
  Restricted cash ............................................................................       1,694        1,025
  Accounts receivable, net of allowances for doubtful accounts of $1,178 and $979 at
     December 31, 2002 and 2001, respectively ................................................      28,696       38,481
  Unbilled services ..........................................................................      14,547       42,480
  Prepaid expenses and other current assets ..................................................       1,426        1,048
  Current deferred tax assets ................................................................       1,744          956
  Assets held for sale .......................................................................      10,511       50,925
                                                                                                 ---------    ---------
         Total current assets ................................................................     104,677      170,342

Property and equipment, net ..................................................................      19,675       30,542
Goodwill .....................................................................................      20,638       20,638
Deferred tax assets ..........................................................................       7,670       10,208
Deposits and other assets ....................................................................         758          613
                                                                                                 ---------    ---------
         Total assets ........................................................................   $ 153,418    $ 232,343
                                                                                                 =========    =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Borrowings under lines of credit ...........................................................   $      --    $  35,000
  Current portion of capital lease obligations ...............................................       4,148        8,516
  Accrued payroll, accounts payable and accrued expenses .....................................      28,179       34,922
  Current income tax liabilities .............................................................       3,279        5,532
  Client advances and unearned revenue .......................................................       3,725       16,429
  Liabilities held for sale ..................................................................       8,537       27,654
                                                                                                 ---------    ---------
         Total current liabilities ...........................................................      47,868      128,053

Capital lease obligations ....................................................................       8,904       16,947
Other non-current liabilities ................................................................         200          137
                                                                                                 ---------    ---------
         Total liabilities ...................................................................      56,972      145,137
                                                                                                 ---------    ---------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
  December 31, 2002 and 2001, respectively ...................................................        --           --
Common stock, $.001 par value, 50,000,000 shares authorized; 22,958,776 and 22,992,397
  shares issued and outstanding at December 31, 2002 and 2001, respectively ..................          23           23
Additional paid-in-capital ...................................................................     158,619      157,864
Deferred compensation ........................................................................        (457)      (1,275)
Accumulated other comprehensive losses .......................................................      (4,288)      (4,063)
Accumulated deficit ..........................................................................     (57,451)     (65,343)
                                                                                                 ---------    ---------
Total stockholders' equity ...................................................................      96,446       87,206
                                                                                                 ---------    ---------

Total liabilities and stockholders' equity ...................................................   $ 153,418    $ 232,343
                                                                                                 =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                               VENTIV HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                            For the Years Ended December 31,
                                                                           -----------------------------------
                                                                              2002        2001         2000
                                                                           ---------    ---------    ---------
Revenues ...............................................................   $ 215,387    $ 294,763    $ 274,686
Operating expenses:
   Cost of services ....................................................     178,901      260,171      206,920
   Selling, general and administrative expenses ........................      27,397       32,181       26,330
   Impairment of goodwill ..............................................        --         14,811         --
   Restructuring charges ...............................................        --          2,025         --
   Realized losses on investments ......................................        --          2,600         --
                                                                           ---------    ---------    ---------
Operating earnings (losses) ............................................       9,089      (17,025)      41,436
Interest expense .......................................................      (1,576)      (4,494)      (3,024)
Interest income ........................................................         456          427          826
                                                                           ---------    ---------    ---------
Earnings (losses) from continuing operations before income taxes .......       7,969      (21,092)      39,238
   Income tax provision (benefit) ......................................       3,028       (5,032)      14,523
                                                                           ---------    ---------    ---------
Earnings (losses) from continuing operations ...........................       4,941      (16,060)      24,715
                                                                           ---------    ---------    ---------

Earnings (losses) from discontinued operations:
   Losses from discontinued operations, net of taxes ...................      (4,772)     (40,488)      (7,901)
   Gains (losses) on disposals of discontinued operations, net of taxes        2,323       (1,954)        --
   Tax benefit arising from the disposal of a discontinued operation ...       5,400         --           --
                                                                           ---------    ---------    ---------
Earnings (losses) from discontinued operations..........................       2,951      (42,442)      (7,901)
                                                                           ---------    ---------    ---------

Net earnings (losses) ..................................................   $   7,892    $ (58,502)   $  16,814
                                                                           =========    =========    =========
Earnings (losses) per share:
Continuing operations:
   Basic ...............................................................   $    0.22    $   (0.71)   $    1.09
   Diluted .............................................................   $    0.22    $   (0.71)   $    1.06
Discontinued operations:
   Basic ...............................................................   $    0.13    $   (1.87)   $   (0.35)
   Diluted .............................................................   $    0.13    $   (1.87)   $   (0.34)
Net earnings (losses):
   Basic ...............................................................   $    0.35    $   (2.58)   $    0.74
   Diluted .............................................................   $    0.35    $   (2.58)   $    0.72
Weighted average common shares outstanding:
   Basic ...............................................................      22,842       22,648       22,628
   Diluted .............................................................      22,857       22,648       23,406

The accompanying notes are an integral part of these consolidated financial statements.

                               VENTIV HEALTH, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 2001 and 2002
                                 (in thousands)


                                                      Number           Additional
                                                        of    Common    Paid-In    Treasury   Accumulated
                                                      Shares   Stock    Capital     Stock       Deficit
                                                    --------- ------- ----------- ---------- -------------
Balance at January 1, 2000, as previously reported    25,231     $25    $176,495    $(4,307)     $(19,840)
Prior period adjustments (Note 3)                         --      --          --         --        (3,815)
                                                    --------- ------- ----------- ---------- -------------
Balance at January 1, 2000, as restated               25,231      25     176,495     (4,307)      (23,655)
Capital contribution                                      --      --         256         --            --
Net earnings                                              --      --          --         --        16,814
Foreign currency translation adjustments                  --      --          --         --            --



Issuance of restricted shares                             29      --         500         --            --
Cancellation of restricted shares                       (127)     --     (1,025)         --            --
Vesting of restricted shares                              --      --          --         --            --
Exercise of stock options                                166      --       1,316         --            --
Tax benefit from exercises of employee
   stock options and vesting of restricted stock          --      --         380         --            --
Purchase of outstanding common shares                     --      --          --    (17,549)           --
Retirement of treasury shares                        (2,226)      (2)    (21,854)    21,856            --
Retirement of shares                                   (303)      --          --         --            --
Adjustments to foreign deferred tax assets                --      --         342         --            --
                                                    --------- ------- ----------- ---------- -------------
Balance at December 31, 2000                          22,770      23     156,410         --        (6,841)
Net losses                                                --      --          --         --       (58,502)
Foreign currency translation adjustments                  --      --          --         --            --



Issuance of previously granted restricted shares          29      --          --         --            --
Cancellation of restricted shares                      (103)      --        (739)        --            --
Vesting of restricted shares                              --      --          --         --            --
Exercise of stock options                                296      --       2,351         --            --
Tax benefit from exercise of employee stock options
    and vesting of restricted stock                       --      --         458         --            --
Other                                                     --      --        (616)        --            --
                                                    --------- ------- ----------- ---------- -------------
Balance at December 31, 2001                          22,992      23     157,864         --       (65,343)
Net earnings                                              --      --          --         --         7,892
Foreign currency translation adjustments                  --      --          --         --            --
Write-off of currency translation adjustments
from divestitures                                         --      --          --         --            --
Taxes payable from vesting of restricted stock            --      --        (166)        --            --



Cancellation of restricted shares                       (33)      --        (300)        --            --
Vesting of restricted shares                              --      --          --         --            --
Issuance of stock options to employees                    --      --          12         --            --
Write-off of officer loan to purchase common              --      --         500         --            --
stock
Other                                                     --      --         709         --            --
                                                    ========= ======= =========== ========== =============
Balance at December 31, 2002                          22,959     $23    $158,619    $    --      $(57,451)
                                                    ========= ======= =========== ========== =============

                                                                             Accumulated
                                                    Deferred    Compre-        Other
                                                     Compen-     hensiv     Comprehensive
                                                     sation      Income        Losses       Total
                                                                (Losses)
                                                    ---------- ------------ ------------ -----------
Balance at January 1, 2000, as previously reported    $(4,219)                  $(2,401)   $145,753
Prior period adjustments (Note 3)                          --                        --      (3,815)
                                                    ----------              ------------ -----------
Balance at January 1, 2000 as restated                 (4,219)                   (2,401)    141,938
Capital Contribution                                       --                        --         256
Net earnings                                               --       16,814           --      16,814
Foreign currency translation adjustments                   --          859          859         859
                                                               ------------
                                                                    17,673
                                                               ============
Issuance of restricted shares                            (500)                       --          --
Cancellation of restricted shares                       1,025                        --          --
Vesting of restricted shares                              955                        --         955
Exercise of stock options                                  --                        --       1,316
Tax benefit from exercises of employee
   stock options and vesting of restricted stock           --                        --         380
Purchase of outstanding common shares                      --                        --     (17,549)
Retirement of treasury shares                              --                        --          --
Retirement of shares related to acquisitions               --                        --          --
Adjustments to foreign deferred tax assets                 --                        --         342
                                                    ----------              ------------ -----------
Balance at December 31, 2000                           (2,739)                   (1,542)    145,311
Net losses                                                 --      (58,502)           --    (58,502)
Foreign currency translation adjustments                   --       (2,521)      (2,521)     (2,521)
                                                               ------------
                                                                   (61,023)
                                                               ============
Issuance of previously granted restricted shares           --                        --          --
Cancellation of restricted shares                         739                        --          --
Vesting of restricted shares                              725                        --         725
Exercise of stock options                                  --                        --       2,351
Tax benefit from exercise of employee stock
   options and vesting of restricted stock                 --                        --         458
Other                                                      --                        --        (616)
                                                    ----------              ------------ -----------
Balance at December 31, 2001                           (1,275)                   (4,063)     87,206
Net earnings                                               --        7,892           --       7,892
Foreign currency translation adjustment                    --        4,712        4,712       4,712
Write-off of currency translation adjustments
from divestitures                                          --       (4,937)      (4,937)     (4,937)
Taxes payable from vesting of restricted stock             --           --           --        (166)
                                                               ------------
                                                                     7,667
                                                               ============
Cancellation of restricted shares                         300                        --          --
Vesting of restricted shares                              518                        --         518
Issuance of stock options to employees                     --                        --          12
Write-off of officer loan to purchase common               --                        --         500
stock
Other                                                      --                        --         709
                                                    ==========              ============ ===========
Balance at December 31, 2002                            $(457)                  $(4,288)    $96,446
                                                    ==========              ============ ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               VENTIV HEALTH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the Years Ended
                                                                                             December 31,
                                                                                  --------------------------------
                                                                                    2002        2001        2000
                                                                                  --------    --------    --------
Cash flows from operating activities:
   Net earnings (losses) ......................................................   $  7,892    $(58,502)   $ 16,814
   Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
     Earnings (losses) from discontinued operations ...........................     (2,951)     42,442       7,901
     Depreciation .............................................................      9,585      11,881       6,873
     Amortization .............................................................         47       1,644       2,011
     Deferred taxes ...........................................................      1,750        (732)       (767)
     Loss on disposals of capital assets ......................................       --           193         982
     Write off of deferred financing costs ....................................        314        --          --
     Impairment of goodwill ...................................................       --        14,811        --
     Stock compensation expense ...............................................        518         725         954
     Write-off of officer note receivable .....................................        500        --          --
     Estimated future losses on contracts .....................................     (2,400)      6,100        --
     Realized losses on investments ...........................................       --         2,600        --
   Changes in assets and liabilities, net of effects from discontinued
   operations:
     Restricted cash ..........................................................       (669)        213        --
     Accounts receivable, net .................................................      9,785        (960)    (13,227)
     Unbilled services ........................................................     27,933     (28,439)     (3,556)
     Prepaid expenses and other current assets ................................        447        (332)        488
     Accrued payroll, accounts payable and accrued expenses ...................     (4,343)      4,647      (2,006)
     Current income tax liabilities ...........................................     (2,253)      4,150       1,013
     Client advances and unearned revenue .....................................    (12,704)     10,375     (11,718)
     Other ....................................................................        722         380         189
                                                                                  --------    --------    --------
         Net cash provided by operating activities ............................     34,173      11,196       5,951
                                                                                  --------    --------    --------
Cash flows from investing activities:
   Proceeds from disposals of discontinued operations .........................     17,870        --          --
   Funding of product commercialization expenditures ..........................       (825)       --          --
   Purchases of property and equipment ........................................     (3,966)     (4,502)     (4,993)
   Proceeds from manufacturers rebates on leased vehicles .....................        111       1,730       1,342
   Investments in equity of non-affiliates ....................................       --          (100)     (2,500)
   Purchases of license agreements ............................................       --          --          (347)
                                                                                  --------    --------    --------
         Net cash provided by (used in) investing activities ..................     13,190      (2,872)     (6,498)
                                                                                  --------    --------    --------
Cash flows from financing activities:
   Net (repayments) borrowings on line of credit ..............................    (35,000)     16,000      19,000
   Repurchases of issued and outstanding common stock .........................       --          --       (17,585)
   Repayments of capital lease obligations ....................................     (7,274)     (7,809)     (3,509)
   Fees to establish line of credit ...........................................       (610)       --          --
   Proceeds from exercise of stock options ....................................       --         2,193       1,357
                                                                                  --------    --------    --------
         Net cash provided by (used in) financing activities ..................    (42,884)     10,384        (737)
                                                                                  --------    --------    --------
Net cash provided by (used in) discontinued operations.........................      6,378       2,853      (4,080)
Effect of exchange rate changes ...............................................       (225)     (2,521)      1,298

Net increase (decrease) in cash and equivalents ...............................     10,632      19,040      (4,066)
Cash and equivalents, beginning of period .....................................     35,427      16,387      20,453
                                                                                  --------    --------    --------
Cash and equivalents, end of period ...........................................   $ 46,059    $ 35,427    $ 16,387
                                                                                  ========    ========    ========
Supplemental disclosures of cash flow information:

     Cash paid for interest ...................................................   $  1,312    $  2,883    $  2,579
     Cash paid for income taxes ...............................................   $    564    $    808    $ 11,962
Supplemental disclosure of non-cash activities:
     Vehicles acquired through capital lease agreements .......................   $  7,099    $ 17,129    $ 24,192

The accompanying notes are an integral part of these consolidated financial statements.

                               VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation:

                                    Business

Ventiv Health, Inc and subsidiaries (collectively "Ventiv" or "the Company") provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the U.S. serving domestic corporations and domestic affiliates of foreign corporations.

                              Basis of Presentation

The consolidated financial statements include the accounts of Ventiv and its wholly owned subsidiaries. The Company's continuing operations consist primarily of two business units: Planning and Analytics ("HPR") and Ventiv Health Sales and Marketing ("VHSM"). These consolidated financial statements also include the assets and liabilities and operating results of businesses that have been discontinued or are held for sale, which amounts are separately classified. Ventiv's discontinued operations and assets held for sale include the following business units: European Contract sales organizations, operating in the U.K., France, Germany and Hungary; Alpharetta, Georgia-based communications business unit; and Stamford, Connecticut-based communications business unit. All significant intercompany transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies:

                              Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximate market value, and have original maturities of three months or less. Approximately $1.7 million and $1.0 million at December 31, 2002 and 2001, respectively, were held in escrow on the behalf of clients and included in restricted cash.

                               Revenue Recognition

Revenues are recognized on product detailing contracts as services are performed. Most of the Company's contracts involve two phases, a "Deployment phase" in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and a "Promotion phase" in which the Company's deployed field force actively promotes specified products for clients ("Detailing").

The Company recognizes revenue during the "Promotion phase" of its contracts on a straight-line basis based on the size of the deployed field force.

Many of the product Detailing contracts allow for additional periodic incentive fees to be earned by the Company once agreed upon performance benchmarks have been attained. Revenue earned from incentive fees is recognized when the Company is reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

A number of the Company's smaller Detailing contracts for products promoted by the Company's standing specialty sales teams are revenue-sharing based arrangements whereby the Company receives a portion of the revenue from products it promotes. Revenue from these contracts is recognized when agreed upon performance benchmarks have been attained and payment is reasonably assured.

                              Ventiv Health, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically analyzes its detailing contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product or field force performance. In the event that current information indicates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.

Most of the Company's contracts specify a separate fee for the initial "Deployment phase" of a project. The Company considers the Deployment phase to be a separate and distinct earnings process and recognizes the related revenues throughout the Deployment phase which typically spans a period of two to three months at the beginning of the first year of a contract.

Non-refundable conversion fees are recognized as revenue when one of the Company's sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services.

Revenues for the Company's HPR planning and analytics business generally include fixed fees, which are recognized when monthly services are performed on a straight-line basis and payment is reasonably assured. HPR's initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

Customers are invoiced according to agreed upon billing terms. Contracts that are invoiced prior to performance of related services are recorded as deferred revenue and are not recognized as revenues until earned, in accordance with the Company's revenue recognition policies. Amounts earned for services provided before the agreed upon billing terms have been met are recorded as revenue and included in unbilled accounts receivable. Upon billing, these amounts are transferred to billed accounts receivable.

Contracts are typically either terminable upon 60-120 days written notice by client, or non-cancelable for a one year term. Most contracts are immediately terminable by the client for default by the Company. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

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

                             Property and Equipment

Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to seven years; computer equipment over three to five years and buildings up to thirty nine years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements. The Company amortizes the cost of vehicles under capital leases on a straight-line basis over the term of the lease.

                      Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS No. 142"). This statement requires that goodwill and intangible assets with an indefinite life not be amortized but instead be tested for impairment annually, or immediately if conditions indicate that an impairment might exist. The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, the Company no longer amortizes its goodwill. Prior to fiscal 2002, the Company amortized goodwill over periods of twenty-five to thirty years. Goodwill related to those businesses now comprising the Company's continuing operations is reflected in the Company's consolidated balance sheets as of December 31, 2002 and 2001 at a carrying amount of approximately $20.6 million for both years. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company's Sales and Marketing operating segment. The following table adjusts net earnings (losses) to calculate basic and diluted earnings per share "EPS" to eliminate historical amortization of goodwill and related tax effects.

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax effect

                                                                       For the Year Ended December 31,
                                                                  ------------------------------------------
                                                                      2002          2001           2000
                                                                  ------------- -------------- -------------
        Reported net earnings (losses) ........................         $7,892      $(58,502)       $16,814
        Add back:  Goodwill amortization ......................              -           994          1,099
                                                                  ------------- -------------- -------------
        Adjusted net earnings (losses) ........................         $7,892     $ (57,508)       $17,913
                                                                  ============= ============== =============

        Basic EPS:
           Reported net earnings (losses)......................          $0.35        $(2.58)         $0.74
           Goodwill amortization ..............................              -          0.04           0.05
                                                                  ------------- -------------- -------------
        Adjusted net earnings (losses) per share...............          $0.35        $(2.54)         $0.79
                                                                  ============= ============== =============

        Diluted EPS:
           Reported net earnings (losses)......................          $0.35        $(2.58)         $0.72
           Goodwill amortization ..............................              -          0.04           0.05
                                                                  ------------- -------------- -------------
        Adjusted net earnings (losses) per share...............          $0.35        $(2.54)         $0.77
                                                                  ============= ============== =============

In the second quarter of 2002, management completed its initial impairment analysis under SFAS No. 142 and concluded that no current goodwill impairment charges were necessary. The initial test compared the fair value of each of the Company's business reporting units having recorded goodwill balances with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows for all business reporting units. Where the carrying amount exceeded fair value, additional testing was performed for possible goodwill impairment. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and outside appraised values for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. The implied goodwill value was compared to the goodwill book value to determine any impairment loss. Based on this evaluation, the Company concluded that the fair value of the business was sufficient to support the carrying amounts of related goodwill. Additionally, the Company obtained estimates of the current fair value of this operation through an independent third party appraisal to further support their conclusions.

Goodwill is recorded separately on the consolidated balance sheet, while intangible assets, such as contractual covenant and marketing rights are included in deposits and other assets. The goodwill balance at December 31, 2002 and 2001 was $20.6 million. Intangible assets, net were $0.1 million and $0.2 million at December 31, 2002 and 2001 respectively.

During 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with guidance under Accounting Principles Board ("APB") Opinion No. 17 "Intangible Assets" undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for Promotech Research Associates ("Promotech"), currently part of the Company's Sales and Marketing segment, were insufficient to support the carrying amounts of related goodwill and certain intangible assets. The Company obtained estimates of the then current fair values of this operation through independent third party appraisals. Based on these appraisals in relation to Promotech's current net book value, the Company recorded goodwill impairment charges totaling $14.8 million.

                Long-Lived Assets and Assets to be Held for Sale

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, modifies the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the requirements of SFAS No. 121 for evaluation and recognition of impairment losses on long-lived assets to be held and used, but eliminates the requirement to allocate goodwill to the assets being tested for impairment. In addition, SFAS No. 144 provides additional guidance for implementing these impairment tests, including discussion on the use of probability-weighted cash flow estimation methods when alternative recovery methods may exist, and the establishment of a "primary asset" approach to determine the estimation period for groups of assets. In order to create a single accounting model, SFAS No.144 also provides specific guidance on accounting for disposals of long-lived assets. Long-lived assets to

                               VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be disposed of other than by sale (e.g. through abandonment, exchange for similar productive asset, or in a distribution to owners in a spin-off) are to be considered held and used until disposed of, with impairment losses recognized at the disposal date. For long-lived assets to be disposed of by sale, SFAS No. 144 continues to require that assets classified as held for sale be reported at the lower of carrying amount or fair value, less costs to sell, with no further depreciation and amortization recorded subsequent to the decision to dispose of those assets.

SFAS No. 144 also provides for the presentation of discontinued operations when net assets held for sale relate to a component of an entity, for which results of operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity held for sale or to be disposed of is presented as a discontinued operation if its operations and cash flows have been or will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. Discontinued operations are no longer measured on a net realizable basis, and estimated future operating losses are no longer recognized before they occur.

The Company has adopted the provisions of SFAS No. 144 effective January 1, 2001. The Company restated its financial statements for 2001 and 2000 to give effect to the adoption of SFAS No. 144. See Note 15 for further details.

                           Earnings (Losses) Per Share

Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings (losses) per share is as follows:

                                                                        Year Ended December 31,
                                                         -------------------------------------------------------
                                                               2002               2001               2000
                                                         -------------------------------------------------------
                                                                 (in thousands, except per share data)
     Basic EPS Computation
       Net earnings (losses) ..........................             $7,892           $(58,502)           $16,814
       Weighted average common shares outstanding .....             22,842             22,648            22,628
                                                         ------------------ ------------------ -----------------
       Basic EPS ......................................              $0.35            $(2.58)             $0.74
                                                         ================== ================== =================

     Diluted EPS Computation
       Net earnings (losses) ..........................             $7,892          $(58,502)           $16,814
       Adjustments to net earnings (losses) ...........                 --                 --                --
                                                         ------------------ ------------------ -----------------
       Adjusted net earnings (losses) .................             $7,892          $(58,502)           $16,814
                                                         ------------------ ------------------ -----------------

       Weighted average common shares outstanding .....             22,842             22,648            22,628
       Employee stock options .........................                 15                n/a               524
       Restricted stock awards ........................                n/a                n/a               254
                                                         ------------------ ------------------ -----------------
       Total diluted common shares outstanding ........             22,857             22,648            23,406
                                                         ------------------ ------------------ -----------------

       Diluted EPS ....................................              $0.35            $(2.58)             $0.72
                                                         ================== ================== =================

For the year ended December 31, 2001, there was no adjustment for the effect of stock options or restricted shares, since the Company incurred net losses and any adjustment would have had an anti-dilutive effect. The number of potentially dilutive common shares that were excluded for the calculation of diluted EPS in 2001 was 591,164. For the year ended December 31, 2002, there was no adjustment for the effect of restricted shares because the strike prices of all of the shares did not exceed the market price at any time during the year. The weighted average restricted shares outstanding for the year ended December 31, 2002 was 119,294.

                                  Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

                          Foreign Currency Translations

The Company currently classifies its France-based operations as a discontinued operation. Any transactions conducted between the Company's U.S.-based

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations and its French subsidiary may affect foreign currency translation. Assets and liabilities of the Company's discontinued and held for sale international operations are translated into US dollars using the final spot exchange rate as of the balance sheet date. Revenue and expense accounts for these subsidiaries are translated using the average spot exchange rate for each period presented. Foreign currency transaction gains or losses are included in the results of operations. The Company's foreign currency translation adjustments are reported as a component of comprehensive earnings (losses).

                                Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments. Estimates are used in determining items such as reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax valuation, and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on results of operations or financial condition.

                       Fair Value of Financial Instruments

The carrying amount of the Company's cash and equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate and is comprised of notes with short-term maturities, which are typically renewed at maturity. The fair value of capitalized lease obligations approximates carrying value based on their effective interest rates compared to current market rates.

                          Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments and state and local municipalities, while limiting the amount of credit exposure to any one entity. The Company's receivables are concentrated with its major pharmaceutical clients. The Company does not require collateral or other security to support clients' receivables.

                          Accounting for Stock Options

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accountings for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of the Company's stock and the exercise price.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The following table illustrates the effect on net earnings (losses) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                          Year Ended December 31,
                                                                   ----------------------------------------
                                                                      2002         2001           2000
                                                                   ---------- ------------- ---------------
                                                                     (in thousands, except per share data)
   Net earnings (losses) attributable to common shareholders, as
   reported ......................................................   $7,892     $(58,502)        $16,814
   Deduct: total stock-based employee compensation expense
   determined under fair value based method for all awards, net
   of related tax effects ........................................   (2,245)      (2,151)         (1,923)
                                                                   ---------- ------------- ---------------
       Pro forma net earnings (losses) ...........................   $5,647     $(60,653)        $14,891
                                                                   ========== ============= ===============
   Net earnings (losses) per share attributable to common
   shareholders:
            As reported:  Basic ..................................    $0.35       $(2.58)          $0.74
            As reported:  Diluted ................................    $0.35       $(2.58)          $0.72
            Pro forma: Basic .....................................    $0.25       $(2.68)          $0.66
            Pro forma:  Diluted ..................................    $0.25       $(2.68)          $0.64

                               VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This Standard, which the Company will adopt in 2003, will not have a material effect on the Company's consolidated financial position or results of operations.

In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that the adoption of this standard which is effective for the Company as of January 1, 2003, will have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The Company has evaluated the impact of the adoption of FIN 45, and does not believe it will have a material impact on the Company's consolidated financial position or results of operations.

On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company will adopt the provision of FIN No. 46 effective January 1, 2003 but does not believe it will have a material impact on the Company's financial position or results of operations as the Company does not have any involvement with variable interest entities.

3. Restatement of Financial Statements

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, the Company determined that certain balances relating to its now held for sale French operations contained errors resulting from consolidating entries prior to 2000 that had not been properly reconciled to the subsidiary. As a result, the Company's stockholders' equity and accumulated deficit as of December 31, 1999 have been restated from the amounts previously reported to reflect an adjustment that decreased stockholders' equity and increased accumulated deficit by $3.8 million to properly reconcile certain balances. The accompanying consolidated balance sheet as of December 31, 2001 has also been restated from the amounts previously reported to reflect the adjustment to stockholders' equity and accumulated deficit and the related adjustments to decrease assets by $1.7 million and increase liabilities by $2.1 million; these adjustments are included in balances associated with assets and liabilities held for sale.

A summary of the significant effects of the restatement is set forth below:

                                                                       As of December 31,
                                   --------------------------------------------------------------------------------------------
                                                    2001                                           2000
                                   --------------------------------------------------------------------------------------------
                                                                         (in thousands)
                                    As Previously Reported        As Restated     As Previously Reported       As Restated
                                   ------------------------- ------------------- ------------------------- --------------------
Total Assets ....................           $235,066(a)            $232,343              $251,214                $249,491
Total Liabilities ...............           $143,045(a)            $145,137              $102,088                $104,180
Accumulated Deficit .............           $(61,528)              $(65,343)              $(3,026)                $(6,841)
Stockholders' Equity ............            $91,021                $87,206              $149,126                $145,311

----------------
(a) Reflects certain tax reclassifications to conform to current year's presentation.


4. Significant Clients:

During 2002, three clients, Bayer Corporation ("Bayer"), Endo Pharmaceuticals, Inc. ("Endo"), and Reliant Pharmaceuticals, Inc. ("Reliant") accounted for approximately 25%, 12% and 11% of our total revenue for the year ended December 31, 2002. During 2001, the Company had one client--Reliant, which represented

                               VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28% of total revenue for the year and two other clients representing 17% (Bristol-Myers Squibb, Inc. ("BMS")) and 13% (Bayer). The Company had one client, BMS, which represented 38% of total revenue for the year ended December 31, 2000.

At December 31, 2002, the Company had four clients that accounted for more than 10% of the accounts receivable: Bayer (19%), Abbott Laboratories (16%), Altana Pharma ("Altana") (13%) and Endo (11%). At December 31, 2002 the Company had three clients that comprised more than 10% of the unbilled receivable balance:
Bayer (36%); Endo (18%); and Altana (13%).

At December 31, 2001, the Company had one client, Reliant, that accounted for 37% of accounts receivable. At December 31, 2001 the Company had three clients that comprised more than 10% of the unbilled receivable balance: Bayer (50%); BMS (25%); and Reliant (13%).

In late June 2001, BMS notified the Company of its intent to cease; sales force promotion services under this contract effective December 31, 2001; promotion services were later extended through March 2002.

In addition, in February 2002, Ventiv was notified by Reliant of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 10.6% and 27.6% of the Company's total revenues for the years ended December 31, 2002 and 2001, respectively.

5. Property and Equipment:

Property and equipment consist of the following:

                                                    As of December 31,
                                                  ------------------------
                                                     2002        2001
                                                  ------------------------
                                                      (in thousands)
          Land ..................................  $     60    $     60
          Buildings and leasehold improvements ..     2,720       2,646
          Computer equipment and software .......    13,701      10,946
          Vehicles ..............................    16,469      32,574
          Furniture and fixtures ................     4,203       3,964
                                                   --------    --------
                                                   $ 37,153    $ 50,190
          Accumulated depreciation ..............   (17,478)    (19,648)
                                                   --------    --------
                                                   $ 19,675    $ 30,542
                                                   ========    ========

The vehicles have been recorded under the provisions of a capital lease. The Company's Sales and Marketing segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation expense totaled $9.6 million, $11.9 million, and $6.9 million in 2002, 2001 and 2000, respectively. In 2002, 2001, and 2000 the Company recorded $5.9 million, $7.3 million and $4.0 million of depreciation, respectively, on vehicles under capital lease.

6. Deposits and Other Assets:

From time to time, in connection with certain business relationships, the Company has made investments in non-affiliate companies.

In the fourth quarter of 2001, the Company wrote off its $2.1 million investment in RxCentric, Inc. ("RxCentric") due to doubt about RxCentric's ability to continue as a going concern.

During the second quarter of 2001, one of the Company's e-Health partners, HeliosHealth, Inc. ("Helios"), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote off its entire $0.5 million investment in Helios.

7. Debt:

                               VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 1999, Ventiv entered into a $50 million unsecured revolving credit facility, expiring on December 1, 2003. At December 31, 2001, the Company had $35.0 million outstanding under this line of credit with a weighted average interest rate of 4.39%. Based on the Company's financial results for the twelve-month period ended September 30, 2001, Ventiv was not in compliance with certain covenants under this facility. Accordingly, all amounts due under this facility were classified as current as of December 31, 2001. On February 13, 2002, the Company repaid all amounts outstanding under this facility. On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005 with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on this facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") and U.S. Earnings before Interest and Taxes ("EBIT"). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. During 2002 and 2001, the Company incurred costs of approximately $1.1 and $2.4 million related to these credit facilities. These amounts have been included in interest expense in the accompanying consolidated statements of operations. The Company does not have any amounts outstanding under the credit facility at December 31, 2002.

8. Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

                                                                     December 31,
                                                         --------------------------------------
                                                               2002                2001
                                                         --------------------------------------
                                                                    (in thousands)
   Accrued payroll and related employee benefits                   $11,046             $14,652
   Accounts payable                                                  1,728               1,206
   Accrual for estimated losses on long-term contracts                  --               6,100
   Accrued expenses and other general liabilities                   15,405              12,964

                                                         ------------------ -------------------
                                                                   $28,179             $34,922
                                                         ================== ===================

In the fourth quarter of 2001, the Company recorded a reserve of approximately $6.1 million for estimated cumulative future losses on the original Bayer agreement under the assumption that Ventiv would elect to discontinue promotion services under the original contract on a loss basis beyond May 14, 2002 (the first date that Ventiv could exercise its right to terminate the contract). As a result of the amendment and restatement of the agreement, effective May 15, 2002, the Company reduced its cumulative loss estimate by $2.4 million, which positively impacted the Company's profit margins in the second quarter of 2002.

9. Leases:

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The following is a schedule of future minimum lease payments for these operating leases at December 31, 2002 (in thousands):

        Years Ending December 31,

        2003 ..................................         $3,668
        2004 ..................................          3,872
        2005 ..................................          3,831
        2006 ..................................          3,805
        2007 ..................................          3,836
        Thereafter ............................          1,696
                                                ---------------
        Total minimum lease payments ..........        $20,708
                                                ===============

Rental expense for all operating leases was approximately $2.3 million, $2.4 million, and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also has commitments under capital leases. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2002 (in thousands):

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Years Ending December 31,
        2003 ..................................      $4,453
        2004 ..................................       4,335
        2005 ..................................       3,513
        2006 ..................................       1,160
        2007 ..................................         300
        Thereafter ............................          --
                                                 -----------
        Total minimum lease payments ..........     $13,761
        Amount representing interest and fees..        (709)
                                                 -----------
                                                     13,052
        Current portion .......................      (4,148)
                                                 -----------
        Non-current lease obligations .........      $8,904
                                                 ===========

10. Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters outstanding as of December 31, 2002 are without merit or are of such a nature, or involve amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

11. Common Stock and Stock Incentive Plans:

During 1999, the Company's Board of Directors authorized the repurchase of $25 million of the Company's common stock. At December 31, 1999, the Company had repurchased 494,000 shares of the Company's common stock at a total cost of $4.3 million, including broker fees and commissions. On March 15, 2000, the Board of Directors authorized the repurchase of an additional $12.5 million of the Company's common stock, bringing the total authorized to $37.5 million. During 2000, the Company repurchased 1.7 million shares of the Company's common stock for a total cost of $17.6 million, including broker fees and commissions. All of these shares were retired in 2000. The Company did not repurchase any shares during 2001 or 2002. Under the terms of its current credit agreement, the Company is restricted from further repurchases of its outstanding stock.

Ventiv's 1999 Stock Incentive Plan authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights ("SARs"). The aggregate number of shares of Ventiv common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 4.8 million shares.

The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of Ventiv's Board of Directors.

A summary of the option activity within the Stock Plan, is as follows:

                                                                  Weighted
                                                 Number of        Average
                                                   Shares      Exercise Price
                                                -------------------------------
                                                (in thousands)
Outstanding options at January 1, 2000                 3,440             $7.95
     Granted                                             605             10.03
     Exercised                                          (171)             7.94
     Forfeited or expired                               (564)             8.00
                                                ------------- -----------------
Outstanding options at December 31, 2000               3,310              8.33
     Granted                                           1,137              7.39
     Exercised                                          (296)             7.94
     Forfeited or expired                               (835)             8.81
                                                ------------- -----------------
Outstanding options at December 31, 2001               3,316             $7.92
     Granted                                           3,238              2.62
     Exercised                                            --                --
     Forfeited or expired                             (2,662)             8.04
                                                ------------- -----------------
Outstanding options at December 31, 2002               3,892             $3.43
                                                ============= =================
Exercisable at:
     December 31, 2000                                   943             $7.95
                                                ============= =================
     December 31, 2001                                 1,260             $8.18
                                                ============= =================
     December 31, 2002                                 1,277             $4.80
                                                ============= =================

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

(numbers below are presented in thousands)

                               Outstanding Options                             Exercisable Options
                               -------------------   Weighted Average          -------------------
Exercise           Numbers of    Weighted Average     Remaining Life        Number       Weighted Average
Price Range         Options       Exercise Price         (years)           of Options      Exercise Price
------------       ----------    ----------------    -----------------   ----------     ----------------

$1.19 to $1.62          90             $1.51                 9.69               0            $      -
$1.66 to $1.66       1,657             $1.66                 9.95             325            $   1.66
$1.68 to $2.62         400             $2.52                 9.01              80            $   2.62
$2.70 to $2.81          84             $2.77                 9.15               0            $      -
$4.00 to $4.00       1,051             $4.00                 9.89             414            $   4.00
$4.37 to $8.06         528             $7.95                 6.61             417            $   7.93
$8.81 to $13.00         72             $9.54                 7.49              36            $   9.41
$14.38 to $18.45        10            $14.44                 7.63               5            $  15.26
                     -----                                                  -----
                     3,892                                                  1,277

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                        2002          2001           2000
                                    ------------- -------------- --------------
          Expected life of option ..   4 yrs          4 yrs          4 yrs
          Risk-free interest rate ..   3.03%          4.39%          5.17%
          Expected volatility ......  100.00%        82.78%         61.95%
          Expected dividend yield ..   0.00%          0.00%          0.00%

The weighted average option fair value at date of grant was $2.83, $4.12 and $3.89 at December 31, 2002, 2001 and 2000, respectively.

During 1999, the Company granted 831,502 shares of restricted stock to certain key employees, of which 269,608 of the shares vested upon grant with the remaining shares of restricted stock vesting ratably over the four years following the grant date.

A summary of the restricted stock activity within the Stock Plan is as follows.

                                               Restricted Stock
                                               Number of Shares
                                              ------------------
                                                (in thousands)

January 1, 2000                                              831

Granted                                                       29
Cancelled                                                   (127)
                                              ------------------

December 31, 2000 (370 shares vested)                        733

Granted                                                       29
Cancelled                                                   (103)
                                              ------------------

December 31, 2001 (492 shares vested)                        659

Granted                                                        0
Cancelled                                                    (33)
                                              ------------------

December 31, 2002 (559 shares vested)                        626
                                              ==================

During 2002, 2001 and 2000, the Company recognized compensation expense related to the vesting of restricted shares of $1.0 million, $0.7 million and $0.5 million, respectively.

At December 31, 2002, Ventiv had reserved 4.3 million common shares for issuance under the Stock Plan of which, approximately 0.4 million remain available for grant.

In May 2002 the Company initiated a tender offer which provided Ventiv employees with the opportunity to tender their Ventiv employee stock options on May 2, 2002, on a grant by grant basis, for new Ventiv stock options with an exercise price of $4.00 per share which would be issued on December 2, 2002. Those employees who elected to tender their options suspended vesting on those options from May 2, 2002 to December 2, 2002, and adjusted the balance of the vesting schedule on those options to the greater of two years or the original vesting schedule. 1,067,529 employee stock options were tendered pursuant to this tender offer from a total of 2,189,647 outstanding employee stock options eligible to be tendered.

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Pension and Profit-Sharing Plans:

Ventiv and certain of its subsidiaries maintain defined contribution benefit plans. Pension and profit sharing costs incurred by the Company related to these plans amounted to approximately $0.6 million, $0.8 million, and $0.4 million for 2002, 2001 and 2000, respectively.

13. Restructuring Charges:

During 2001, the Company completed an evaluation of the operations of certain U.S.-based operations. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices. The Company expects that the remaining amounts will be paid during 2003.

The following table summarizes the activity in the restructuring liability account (in thousands):

                                   Beginning                   Deductions for     Balance at End
                                    Balance     Additions       Amounts Paid         of Period
                                  ------------ ------------- ------------------- ------------------
Year Ended December 31, 2002           $1,064          $  -           $530              $534
Year Ended December 31, 2001             $  -        $2,025           $961            $1,064

14. Income Taxes:

The Company's net earnings (losses) from continuing operations before income taxes consisted of:

                                    2002         2001           2000
                                  ----------------------------------------
                                              (in thousands)
             Domestic ..........     $7,969      $(21,092)        $39,238
             Foreign ...........         --             --             --
                                  ---------- -------------- --------------
                  Total ........     $7,969      $(21,092)        $39,238
                                  ========== ============== ==============

The Company's income tax provision (benefit) from continuing operations included the following components:

                                                                      For the Years Ended
                                                                         December 31,
                                                         ----------------------------------------------
                                                              2002            2001            2000
                                                         ----------------------------------------------
                                                                        (in thousands)
       Current:
            U.S.--Federal ............................              $349          $2,337        $11,800
            U.S.--State and local ....................               189             462          1,457
            Foreign ..................................                --              --             --
                                                         --------------- ---------------- -------------
                                                                    $538          $2,799        $13,257
                                                         --------------- ---------------- -------------
       Deferred:
            U.S.--Federal ............................            $2,229         $(7,762)          $807
            U.S.--State and local ....................               261             (69)           459
            Foreign ..................................                --              --             --
                                                         --------------- ---------------- -------------
                                                                  $2,490         $(7,831)        $1,266
                                                         --------------- ---------------- -------------

            Income tax provision (benefit) ...........            $3,028         $(5,032)       $14,523
                                                         =============== ================ =============

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

                                                                               For the Years Ended
                                                                                   December 31,
                                                                       -------------------------------------
                                                                          2002        2001         2000
                                                                       ----------- ----------- -------------
          Taxes at statutory U.S. federal income tax rate ...........    35.0%       35.0%        35.0%
          State and local income taxes, net of federal tax benefit ..     5.6        (1.9)         5.2
          Utilization of NOL / Other Tax Benefits ...................    (4.7)         --         (5.5)
          Other permanent differences ...............................     2.1        (9.3)         2.3
                                                                       ----------- ----------- -------------

          Effective tax rate ........................................     38.0%       23.8%       37.0%
                                                                       =========== =========== =============

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2002 and 2001, the deferred tax assets and liabilities consisted of the following:


                                               As of December 31,
                                           -----------------------------
                                               2002           2001
                                           -----------------------------
       Current Deferred Assets:                   (in thousands)
       Accrued expenses ................          $4,282         $5,543
       Other ...........................           1,350             32
                                           -------------- --------------
                Subtotal                          $5,632         $5,575

       Non-Current Deferred Assets:
       Deferred Compensation ...........         $   360        $   104
       Intangible Assets ...............           4,328          4,341
       Tax Losses of Subsidiaries ......              30          2,502
       Fixed Assets ....................           8,452          5,600
       Other ...........................           1,431            857
                                           -------------- --------------
                 Subtotal                        $14,601        $13,404

       Gross Deferred Assets ...........         $20,233        $18,979

       Current Deferred Liabilities:
       Accrued Expenses ................         (2,899)        (1,660)
       Other ...........................           (989)        (2,959)
                                           -------------- --------------
                Subtotal                        $(3,888)       $(4,619)

       Non-Current Deferred Liabilities:
       Property and Equipment ..........        $(6,444)       $(3,182)
       Other............................           (487)           (14)
                                           -------------- --------------
                Subtotal                        $(6,931)       $(3,196)

       Gross Deferred Liabilities  .....      $ (10,819)      $ (7,815)
                                           -------------- --------------
            Net deferred tax assets ....          $9,414        $11,164
                                           ============== ==============

Several of the Company's subsidiaries had operating loss carry forwards at December 31, 2001, that could be realized only if these subsidiaries generated taxable operating income in future periods. As a result of the divestitures previously discussed, any operating loss carry forwards and related deferred tax assets that management determined would not be utilized in future tax periods, were written off as of December 31, 2002. Management continually assesses whether the Company's deferred tax asset associated with operating tax loss carry forwards is realizable and believes that the remaining deferred tax asset is realizable at December 31, 2002.

15. Discontinued Operations:

Ventiv's discontinued operations include the following business units: its European Contract sales organizations, operating in the U.K., France, Germany and Hungary; its Alpharetta, Georgia-based communications business unit; and its Stamford, Connecticut-based communications business unit. Net earnings (losses) from discontinued operations were earnings of $3.0 million and losses of $42.4 million and $7.9 million, net of taxes, for the years ended December 31, 2002, 2001 and 2000 respectively. These earnings (losses) comprised the collective operating results of the Company's discontinued operations, which generated losses of $4.8 million, $40.5 million and $7.9 million for the years ended December 31, 2002, 2001 and 2001 respectively. These earnings (losses) also included actual or estimated gains and losses on the divestiture of these businesses, which totaled a gain of $2.3 million in 2002 and a loss of $2.0 million in 2001, both net of taxes. The 2002 gains on divestitures of these businesses are inclusive of approximately $4.9 million net gains for the removal of currency translation accounts previously accumulated by the Company's discontinued operating units. In addition, these earnings (losses) included an estimated $5.4 million tax benefit in 2002 for carry-back deductions relating to the disposal of the Stamford, Connecticut-based business unit. Operating results for the year ended December 31, 2001 are inclusive of charges recorded for the impairment of intangible assets in certain business units treated as discontinued operations. As a result of an evaluation of the goodwill and other intangible assets of several of its operating units in September 2001 the Company recorded goodwill and other intangible asset impairment charges of approximately $13.7 million related to the U.K.-based contract sales

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business, $23.2 million related to the France-based contract sales business and $1.1 million related to the Stamford, Connecticut-based communications business unit. Results of discontinued operations have been shown net of tax, the effects of which were minimal in both periods given the net losses attributable to the operations. Accordingly, the Company has not recognized tax benefits for losses attributable to these business units. Goodwill associated with the U.K. and France-based contract sales businesses was not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

     Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.'s Medicus business unit. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $0.6 million, due and subsequently collected in February 2003 and guaranteed by Bcom3 Group, Inc. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. Total losses on the disposal of the Stamford, Connecticut-based business of $2.0 million, net of tax, were estimated in the third quarter of 2001 and adjusted to reflect final transaction terms in the second quarter of 2002.

     In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and will be entitled to contingent payments based on a percentage of earnings before interest, taxes, depreciation and amortization as defined in the agreement for the business unit, up to a total maximum amount of $0.5 million. Total losses on the disposal of the Alpharetta, Georgia-based business unit of $6.6 million, net of tax, were recorded in the second quarter of 2002, which included a charge of $7.5 million for the write-down of goodwill related to that business unit.

     On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH ("Germany")(the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of up to EUR 5.0 million payable from potential future earnings of the business. According to the sale agreement, although the Company has no ongoing interest, Germany will continue to operate under the name "Ventiv Health Germany" for a period of up to three (3) years. The Company recognized a gain of approximately $5.5 million on the sale of this business unit, inclusive of the aforementioned net gains from the removal of the accumulated currency translation accounts. This transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

      On October 16, 2002, the Company completed the sale of the assets and business of its U.K.-based contract sales operating unit to Ireland-based United Drug plc. Total consideration of $7.5 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a gain of $2.5 million, net of taxes, related to this transaction in the fourth quarter of 2002.

Below is a summary of the results of our European Contract Sales discontinued operations, which consist of our U.K. and Germany based divested units and our France and Hungary-based operations that are classified as held for sale:

                                                                            Year Ended December 31,
                                                                       ----------------------------------
                                                                         2002        2001        2000
                                                                       ----------------------------------
                                                                                (in thousands)
               Revenue ..............................................    $80,772      $94,868    $92,379
               Losses before income taxes ...........................     (1,011)     (35,619)    (4,973)
               Benefit from (provision for) income taxes ............     (1,153)        (562)       708
                                                                       ---------- ------------ ----------

               Net earnings (losses) from discontinued operations....     $2,164     $(36,181)   $(4,265)
                                                                       ========== ============ ==========

Below is a summary of the results of our Communications operations, which consist of our Stamford, Connecticut and Alpharetta, Georgia - based divested units:

                                                                            Year Ended December 31,
                                                                       ----------------------------------
                                                                         2002        2001        2000
                                                                       ----------------------------------
                                                                                (in thousands)
               Revenue .............................................      $8,735      $26,465    $49,595
               Losses before income taxes ..........................      (3,918)      (4,090)    (6,243)
               Benefit from (provision for) income taxes ...........       6,712         (217)     2,607
                                                                       ---------- ------------ ----------

               Net Earnings (losses) from discontinued operations...      $2,794      $(4,307)   $(3,636)
                                                                       ========== ============ ==========


                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All assets and liabilities specifically related to the business units based in France and Hungary have been classified as "held for sale" in the accompanying balance sheets as of December 31, 2002 and 2001.

16. Related Parties:

Included in the results of operations for 2000 are charges of approximately $1.0 million related to certain administrative services performed by related parties. There were no similar charges incurred during 2001 or 2002.

In September 1999 the Company's Chief Executive Officer borrowed $0.5 million on a non-recourse basis from the Company exclusively for the purchase of 45,000 shares of the Company's common stock, subject to the terms of a promissory note dated September 30, 1999 and payable on September 30, 2003, as agreed to under terms under the executive's employment agreement with the Company. In December 2002 the Company forgave the loan, and the executive agreed to return the shares to the Company. The Company charged $0.5 million to compensation expense in conjunction with the forgiveness of this loan.

17. Segment Information:

During the fourth quarter of 2001, the Company structured its internal reporting practices and identified reportable segments based on its then current management structure. The Company now segregates reporting segments by products and services offered. In 2001, the Company operated under five segments: U.S. Contract Sales, European Contract Sales, Planning and Analytics, Communications, and Other. The Company currently operates under three segments: Ventiv Health Sales and Marketing, Planning and Analytics and Other. As discussed previously, in 2002, the Company divested two of its three subsidiaries in its European Contract Sales segment, while classifying its remaining France and Hungary-based units as held for sale. In addition, all of the Company's units in its Communications segment were divested in 2002 except for the Colorado-based Promotech business, which was reclassified as part of U.S. Contract Sales (now renamed Ventiv Health Sales & Marketing), leaving just three segments.

The Company's reportable segments are:

                           Sales and Marketing (VHSM)

The Sales and Marketing segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. The Sales and Marketing segment offers each of the aforementioned services on a standalone basis as well. In addition, Sales and Marketing offers telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians in a cost efficient manner.

                          Planning and Analytics (HPR)

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

                                      Other

The Other segment encompasses the activities of the corporate management group as well as the operations of our Ventiv Integrated Solutions unit.

The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies". Ventiv evaluates the performance of its segments and allocates resources to them based on operating income before restructuring charges. Each segment's revenue and operating income have been reported net of any inter-segment revenue. The following presents information about the reported segments:

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended December 31, 2002 (in thousands)


                                                Sales &             Planning &
                                               Marketing            Analytics               Other                 Total
                                           ------------------    -----------------     -----------------     -----------------
Revenues .................................          $188,978             $ 25,677              $    732              $215,387
Depreciation and amortization ............             8,643                  785                   204                 9,632
Interest expense .........................               377                    -                 1,199                 1,576
Interest income ..........................                 -                    -                   456                   456
Segment income (loss) ....................          $ 14,693             $  3,906              $(10,630)             $  7,969

For the year ended December 31, 2001 (in thousands)

                                                Sales &             Planning &
                                               Marketing            Analytics               Other                 Total
                                           ------------------    -----------------     -----------------     -----------------
Revenues .................................          $269,526             $ 25,237              $      -              $294,763
Depreciation and amortization ............            12,418                  908                   199                13,525
Impairment of goodwill ...................                 -               14,811                     -                14,811
Restructuring charges ....................             1,459                    -                   566                 2,025
Realized losses on investments ...........                 -                    -                 2,600                 2,600
Interest expense .........................             1,162                    -                 3,332                 4,494
Interest income ..........................                 -                    -                   427                   427
Segment income (loss) ....................          $  7,044             $(10,730)             $(17,406)             $(21,092)

For the year ended December 31, 2000 (in thousands)


                                                Sales &             Planning &
                                               Marketing            Analytics               Other                 Total
                                           ------------------    -----------------     -----------------     -----------------
Revenues .................................          $250,840             $ 23,846              $      -              $274,686
Depreciation and amortization ............             7,886                  879                   119                 8,884
Interest expense .........................             1,047                    -                 1,977                 3,024
Interest income ..........................                 -                    -                   826                   826
Segment income (loss) ....................          $ 41,072             $  7,529              $ (9,363)             $ 39,238


                                                                            December 31,
                                                               --------------------------------------
                                                                    2002                    2001
                                                                    ----                    ----
                                                                           (in thousands)
                                                               --------------------------------------
                       Total Assets:
                        Sales & Marketing ..................      $76,343                $125,040
                        Planning & Analytics ...............       13,796                  10,804
                        Other ..............................       52,768                  45,574
                        Assets held for sale ...............       10,511                  50,925
                                                               ------------------- ------------------
                      Total assets .........................     $153,418                $232,343
                                                               =================== ==================


The Company's continuing operations are exclusively in the United States.

                              VENTIV HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Selected Quarterly Financial Data (unaudited):

The following table summarizes financial data by quarter for the Company for 2002 and 2001.

                                                                               2002 Quarter Ended (b)
                                                        ------------------------------------------------------------------
                                                        March 31       June 30      Sept. 30      Dec. 31        Total
                                                        ------------ ------------- ------------ ------------ -------------
                                                                    (in thousands, except per share amounts)
Revenues .............................................      $69,868       $48,769      $46,888      $49,862      $215,387
Gross profit .........................................        8,851         8,944        8,246       10,445        36,486
Earnings from continuing operations ..................        1,131         1,259        1,016        1,535         4,941
Earnings (losses) from discontinued operations .......        (726)       (1,368)        3,283        1,762         2,951
Earnings (losses) ....................................          405         (109)        4,299        3,297         7,892
Earnings (losses) per share (a)
     Continuing operations ...........................        $0.05         $0.06        $0.04        $0.07         $0.22
     Discontinued operations .........................      $(0.03)       $(0.06)        $0.15        $0.08         $0.13

                                                                               2001 Quarter Ended (b)
                                                        ------------------------------------------------------------------
                                                        March 31        June 30      Sept. 30     Dec. 31        Total
                                                        ------------------------------------------------------------------
                                                                    (in thousands, except per share amounts)
Revenues .............................................      $74,598        $72,254     $68,885      $79,026      $294,763
Gross profit .........................................       12,247         12,400       3,672        6,272        34,591
Earnings (losses) from continuing operations .........        1,596          1,664    (15,529)      (3,791)      (16,060)
Earnings (losses) from discontinued operations .......        (226)            521    (44,499)        1,762      (42,442)
Earnings (losses) ....................................        1,370          2,185    (60,028)      (2,029)      (58,502)
Earnings (losses) per share (a)
     Continued .......................................        $0.07          $0.07     $(0.68)      $(0.17)       $(0.71)
     Discontinued operation ..........................      $(0.01)          $0.02     $(1.96)        $0.08       $(1.87)


(a) The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.
(b) The above tables have been reclassified as per SFAS No. 144 for the effects of discontinued operations. See Note 15 for a further description.

                               VENTIV HEALTH, INC.

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                                   Deductions from
                                             Balance at                          Reserve for Purpose
                                             Beginning    Additions Charged to     for Which Reserve    Balance at End
                                              Of Year       Cost and Expense         was Created            Of Year
                                           -------------- ---------------------- --------------------- -----------------
Allowances for Doubtful Accounts:
Year ended December 31, 2002 ..........         $979              $236                      $37             $1,178
Year ended December 31, 2001 ..........          867               183                       71                979
Year ended December 31, 2000 ..........          823               377                      333                867

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information contained in Ventiv's definitive proxy statement to be filed with the Commission for use in connection with the 2002 Annual General Meeting of Shareholders ("Ventiv's Proxy Statement") under the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference in response to this item.

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

                                     PART IV

Item 14. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

          Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

 Exhibit                                                   Description                                                      Page
--------- ---------------------------------------------------------------------------------------------------------------- -------
--------- ---------------------------------------------------------------------------------------------------------------- -------
3.1       Amended and Restated Certificate of Incorporation of Ventiv Health, Inc. (filed as Exhibit 3.1 to the
          Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
          Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
3.2       By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
4.1       Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as Exhibit 4.1 to the
          Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the
          Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.1      Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit
          10.1 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.2      Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit
          10.2 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.3      Form of Interim Services Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as
          Exhibit 10.3 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
          Commission under the Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.4      Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Form 10 (File No.
          001-15125) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.5      Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder Communications, Inc. (filed as
          Exhibit 10.5 to the Registrant's Form 10 (File No. 001-15125) filed with the Securities and Exchange
          Commission under the Securities Act of 1934, as amended. *
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.6      Employment Agreement, dated January 1, 2001 by and between Leonard J. Vicciardo and Ventiv Health, Inc.
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.9      Employment Agreement, dated August 13, 2001 by and between John R. Emery and Ventiv Health, Inc.
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.10     Credit Agreement, dated March 29, 2002, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., and
          Foothill Capital Corporation.
--------- ---------------------------------------------------------------------------------------------------------------- -------
10.11     Employment Agreement, dated April 8, 2002 by and between Terrell Herring and Ventiv Health, Inc.
--------- ---------------------------------------------------------------------------------------------------------------- -------
21.1      Subsidiaries of Ventiv Health, Inc.
--------- ---------------------------------------------------------------------------------------------------------------- -------
23        Consent of Deloitte & Touche LLP.
--------- ---------------------------------------------------------------------------------------------------------------- -------
99.1      Chief Executive Officer's Certification of Financial Statements pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------- ---------------------------------------------------------------------------------------------------------------- -------
99.2      Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------- ---------------------------------------------------------------------------------------------------------------- -------


* Incorporated by reference.

(b) Reports on Form 8-K

Current Report on Form 8-K, (Item 5--Other Material Events) filed as of October 21, 2002, regarding the divestitures of the Company's Germany and United Kingdom-based contract sales business units.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VENTIV HEALTH, INC.

                              By: /s/ JOHN R. EMERY
                      John R. Emery Chief Financial Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                     Signature                                      Title                                     Date
                     ---------                                      -----                                     ----
                  /s/ ERAN BROSHY                   Chief Executive Officer and Director                 March 31, 2003
          --------------------------------             (Principal Executive Officer)
                    Eran Broshy

                 /s/ JOHN R. EMERY                         Chief Financial Officer                       March 31, 2003
          --------------------------------    (Principal Financial Office and Accounting Officer)
                   John R. Emery

                /s/ DANIEL M SNYDER                         Chairman of the Board                        March 31, 2003
          --------------------------------
                 Daniel M. Snyder

                /s/ DONALD CONKLIN                                Director                               March 31, 2003
          --------------------------------
                  Donald Conklin

                 /s/ FRED DRASNER                                 Director                               March 31, 2003
          --------------------------------
                   Fred Drasner

                /s/ JOHN R. HARRIS                                Director                               March 31, 2003
          --------------------------------
                  John R. Harris

              /s/ A. CLAYTON PERFALL                              Director                               March 31, 2003
          --------------------------------
                A. Clayton Perfall

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eran Broshy, Chief Executive Officer of Ventiv Health, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Ventiv Health, Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

   /s/ Eran Broshy
-----------------------
Chief Executive Officer

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John R. Emery, Chief Financial Officer of Ventiv Health, Inc., certify that:


1.   I have reviewed this annual report on Form 10-K of Ventiv Health, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

   /s/ John R. Emery
-----------------------------
   Chief Financial Officer