Form 10-Q
period 2003-03-31
VENTIV HEALTH INC
filed 2003-05-15
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Transition Period From              to

Commission file number 0-30318

VENTIV HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Cottontail Lane

Vantage Court North

Somerset, New Jersey 08873

(Address of principal executive office and zip code)

(800) 416-0555

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001, 22,958,776 shares outstanding as of May 9, 2003.

VENTIV HEALTH, INC.

QUARTERLY REPORT ON

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$58,238	$46,059
Restricted cash	2,309	1,694
Accounts receivable, net of allowances for doubtful accounts of $1,043 and $1,178 at March 31, 2003 and December 31, 2002, respectively	25,955	28,696
Unbilled services	9,475	14,547
Prepaid expenses and other current assets	2,365	1,426
Current deferred tax assets	1,743	1,744
Assets held for sale	10,329	10,511

Total current assets	110,414	104,677
Property and equipment, net	17,496	19,675
Goodwill	20,638	20,638
Deferred tax assets	7,670	7,670
Other assets	390	758

Total assets	$156,608	$153,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$3,922	$4,148
Accrued payroll, accounts payable and accrued expenses	26,495	28,179
Current tax liabilities	3,632	3,279
Client advances and unearned revenue	10,247	3,725
Liabilities held for sale	9,219	8,537

Total current liabilities	53,515	47,868
Capital lease obligations	7,352	8,904
Other non-current liabilities	216	200

Total liabilities	61,083	56,972

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 22,958,776 shares issued and outstanding at March 31, 2003 and December 31, 2002	23	23
Additional paid-in-capital	158,559	158,619
Deferred compensation	(265)	(457)
Accumulated other comprehensive losses	(4,169)	(4,288)
Accumulated deficit	(58,623)	(57,451)

Total stockholders’ equity	95,525	96,446

Total liabilities and stockholders’ equity	$156,608	$153,418

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues	$43,654	$69,868
Operating expenses:
Cost of services	37,856	61,016
Selling, general and administrative expenses	5,433	6,650

Operating earnings	365	2,202
Interest expense	(106)	(594)
Investment income	103	85

Earnings from continuing operations before income taxes	362	1,693
Income tax provision	138	643

Earnings from continuing operations	224	1,050

Losses from discontinued operations:
Losses from discontinued operations, net of taxes	(843)	(644)
Losses on disposals of discontinued operations, net of taxes	(553)	—

Losses from discontinued operations	(1,396)	(644)

Net earnings (losses)	$(1,172)	$406

Earnings (losses) per share:
Continuing operations:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Discontinued operations:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)
Net earnings (losses):
Basic	$(0.05)	$0.02
Diluted	$(0.05)	$0.02
Weighted average common shares outstanding:
Basic	22,892	22,823
Diluted	23,104	22,823

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net earnings (losses)	$(1,172)	$406
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Losses from discontinued operations	1,396	644
Depreciation	2,090	3,320
Amortization	4	10
Deferred taxes	—	20
Loss on disposal of capital assets	—	185
Write off of deferred financing costs	—	314
Stock compensation expense	132	170
Changes in assets and liabilities, net of effects from discontinued operations:
Escrow cash	173	—
Accounts receivable, net	2,741	7,990
Unbilled services	5,072	15,163
Prepaid expenses and other current assets	(1,509)	(1,155)
Accrued payroll, accounts payable and accrued expenses	(1,684)	(6,129)
Current income tax liabilities	353	3,224
Client advances and unearned revenue	6,522	10,025
Other	381	82

Net cash provided by operating activities	14,499	34,269

Cash flows from investing activities:
Proceeds from disposals of discontinued operations	867	—
Purchases of property and equipment	(573)	(704)

Net cash provided by (used in) investing activities	294	(704)

Cash flows from financing activities:
Net repayments on line of credit	—	(35,000)
Collateralization of obligations under standby letter of credit	(788)	(1,450)
Repayments of capital lease obligations	(1,116)	(2,170)
Fees to establish line of credit	—	(288)

Net cash used in financing activities	(1,904)	(38,908)

Net cash used in discontinued operations	(829)	(58)

Effect of exchange rate changes	119	(310)

Net increase (decrease) in cash and equivalents	12,179	(5,711)
Cash and equivalents, beginning of period	46,059	35,427

Cash and equivalents, end of period	$58,238	$29,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$110	$838
Cash paid for income taxes	$22	$1
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$421	$191

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Organization, Business and Basis of Presentation:

Ventiv Health, Inc. and subsidiaries (collectively “Ventiv” or “the Company”) is a leading provider of outsourced sales and marketing solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; and strategic and tactical planning. Over almost three decades, Ventiv’s businesses have provided a broad range of innovative strategic and tactical solutions to many of the world’s leading pharmaceutical and life sciences companies.

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the “ consolidated financial statements”). These consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company’s financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows of the Company for the three-month periods ended March 31, 2003 and 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain balances as of December 31, 2002 have been reclassified to conform to the March 31, 2003 balance sheet presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.

2. Employee Stock Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are freely transferable. All available option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pro forma information follows (in thousands, except for net income (loss) per share information):

	Three months ended
	2003	2002
Net earnings (losses) as reported	$(1,172)	$406
Less: pro forma adjustment for stock-based compensation, net of income tax	(353)	(375)

Pro forma net earnings (losses)	$(1,525)	$31

Basic net income (loss) per share:
As reported	$(0.05)	$0.02
Pro forma	$(0.07)	$—

Diluted net income (loss) per share:
As reported	$(0.05)	$0.02
Pro forma	$(0.07)	$—

Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the three months ended March 31, 2003 and 2002 were $1.91 and $4.04 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Employee Stock Options
	Three months ended
	2003	2002
Expected dividend yield	0%	0%
Risk-free interest rate	2.78%	4.74%
Expected volatility	99%	98%
Expected life of options	4 yrs	4 yrs

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Earnings (Losses) Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted Earnings per share (“EPS”) for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Basic EPS Computation
Net earnings (losses)	$(1,172)	$406
Weighted average common shares issued and outstanding	22,892	22,823

Basic EPS	$(0.05)	$0.02

Diluted EPS Computation
Net earnings (losses)	$(1,172)	$406
Adjustments to net earnings	—	—

Adjusted net earnings	$(1,172)	$406

Diluted common shares outstanding:
Weighted average common shares outstanding	22,892	22,823
Stock options	212	—

Total diluted common shares issued and outstanding	23,104	22,823

Diluted EPS	$(0.05)	$0.02

For the three-month period ending March 31, 2002, there were no adjustments for the effect of stock options and restricted stock awards, as they would have had an anti-dilutive effect since the strike prices of the shares did not exceed the market price during that quarter. The number of potentially diluted common shares that were excluded from the calculation of diluted EPS was 2,107,131 shares and 3,162,575 shares for the three months ended March 31, 2003 and March 31, 2002, respectively.

4. Significant Clients:

During the three-month period ended March 31, 2003, two clients, Bayer Corporation (“Bayer”), and ALTANA Pharma, (“ALTANA”) accounted for approximately 28% and 14% respectively, of the Company’s total revenues. For the three-month period ended March 31, 2002, three clients, Reliant Pharmaceuticals, Inc. (“Reliant”), Bayer, and Bristol-Myers Squibb, Inc. (“BMS”), accounted for 29%, 14% and 13%, respectively, of the Company’s total revenues.

The Company had one client at March 31, 2003, Bayer that accounted for 27% of billed account receivables. At December 31, 2002, the Company had four clients, Bayer, Abbott Laboratories, ALTANA and Endo Pharmaceuticals (“Endo”) which comprised 19%, 16%, 13% and 11% of billed account receivables, respectively. The Company had three clients at March 31, 2003, ALTANA, Endo and Boeringer Ingelheim Pharmeceuticals, Inc. that accounted for 19%, 14% and 11%, respectively, of unbilled receivables. At December 31, 2002, the Company had three clients, Bayer, Endo and ALTANA, which comprised 36%, 18% and 13% of unbilled receivables, respectively.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restricted Cash:

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy under a fleet leasing arrangement for the Ventiv Health Sales & Marketing (“VHSM”) segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of March 31, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $1.5 million and $1.7 million as of March 31, 2003 and December 31, 2002, respectively.

6. Comprehensive Earnings:

SFAS No. 130, “Reporting Comprehensive Income”, became effective in 1998. This statement established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company’s shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

	Three Months Ended March 31,
	2003	2002
	(unaudited)
	(in thousands)
Net earnings (losses)	$(1,172)	$406
Other comprehensive losses, net of tax:
Foreign currency translation adjustment	119	(310)

Comprehensive earnings (losses)	$(1,053)	$96

7. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its VHSM. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $0.4 million and $0.2 million during the three-month periods ended March 31, 2003 and 2002, respectively.

8. Discontinued Operations:

Ventiv’s discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit. All units have been sold except for our France-based contract sales organization, which is being held for sale. Any potential transaction would be subject to negotiation of terms and conditions, legal and financial due diligence, regulatory review and approval (if necessary). The results of operations of the discontinued business units have been included in the first quarter of 2002. The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003).

Net losses from discontinued operations were $1.4 million and $0.6 million, net of tax, for the three months ended March 31, 2003 and 2002, respectively. These earnings (losses) comprised the collective operating results of the Company’s discontinued operations, which generated losses of $0.8 million and $0.6 million, net of tax, for the three months ended March 31, 2003 and 2002, respectively. The losses in 2003 also included a $0.6 million loss on the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.’s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $0.6 million, due and subsequently collected in February 2003. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and may be entitled to contingent payments based on a percentage of earnings before interest, taxes, depreciation and amortization as defined in the agreement for the business unit, up to a total aggregate amount of $0.5 million. Total losses on the disposal of the Stamford, Connecticut-based business of $2.0 million, net of tax, were estimated in the third quarter of 2001 and adjusted to reflect final transaction terms in the second quarter of 2002. Total losses on the disposal of the Alpharetta, Georgia-based business unit of $6.6 million, net of tax, were recorded in the second quarter of 2002, which included a charge of $7.5 million for the write-down of goodwill related to that business unit.

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

On January 23, 2003, the Company completed the sale of the assets and business of its Hungary-based contract sales operating unit. Total consideration of $0.3 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a loss of $0.6 million, net of taxes, related to this transaction in the first quarter of 2003.

Below is a summary of the results of our European Contract Sales discontinued operations, which consist of our U.K., Germany, and Hungary-based divested units and our France-based operations that is currently classified as held for sale:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenue	$9,026	$21,415
Losses before income taxes	(1,417)	(246)
Benefit from income taxes	—	32

Losses from discontinued operations	$(1,417)	$(214)

Below is a summary of the results of our Communications operations, which consist of our Stamford, Connecticut and Alpharetta, Georgia—based divested units:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenue	$—	$6,396
Earnings (losses) before income taxes	21	(662)
Benefit from income taxes	—	232

Net earnings (losses) from discontinued operations	$21	$(430)

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information:

During 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company currently operates under three segments: Ventiv Health Sales and Marketing, Planning and Analytics and Other. As discussed previously, in 2002, the Company divested three of its four subsidiaries in its European Contract Sales segment, while classifying its remaining France-based unit as held for sale.

The Company’s reportable segments are:

Sales and Marketing (VHSM)

The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. The Sales and Marketing segment offers each of the aforementioned services on a standalone basis as well. In addition, Sales and Marketing offers telemarketing services, which significantly enhance a life sciences company’s ability to communicate effectively with physicians in a cost efficient manner.

Planning and Analytics (HPR)

Through the wholly-owned subsidiary, Health Products Research (“HPR”), the planning and analytics segment is responsible for the design of a product launch program and monitoring that program’s development to maximize the potential for a product’s success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR’s distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence. HPR also conducts primary and secondary research, syndicated studies, market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

Other

The Other segment encompasses the activities of the corporate management group in 2003. In 2002, the operations of our Ventiv Integrated Solutions unit were included in this segment, but as a result of restructuring, the unit no longer exists; instead a specialty service unit has been incorporated into VHSM.

Ventiv evaluates the performance of its segments and allocates resources to them based on operating income before restructuring charges. Each segment’s revenue and operating income have been reported net of any inter-segment revenue. The following tables present information about the reported segments:

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the quarter ended March 31, 2003 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total
Revenues	$37,351	$6,303	$—	$43,654
Depreciation and amortization	1,860	192	42	2,094
Interest expense	59	—	47	106
Interest income	—	4	99	103
Earnings (losses) from continuing operations, before income taxes	$150	$1,269	$(1,057)	$362

For the quarter ended March 31, 2002 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total
Revenues	$63,171	$6,193	$504	$69,868
Depreciation and amortization	3,077	202	51	3,330
Interest expense	217	—	377	594
Interest income	1	4	80	85
Earnings (losses) from continuing operations, before income taxes	$3,348	$1,336	$(2,991)	$1,693

	March 31, 2003	December 31, 2002
	(in thousands)
Total Assets:
Sales & Marketing	$69,261	$76,343
Planning & Analytics	10,793	13,796
Other	66,225	52,768
Assets held for sale	10,329	10,511

Total assets	$156,608	$153,418

The Company’s continuing operations are exclusively in the United States.

VENTIV HEALTH, INC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Ventiv Health, Inc. and subsidiaries (collectively “Ventiv” or “the Company”) is a leading provider of outsourced sales and marketing solutions for the pharmaceutical and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; and strategic and tactical planning. Over almost three decades, Ventiv’s businesses have provided a broad range of innovative strategic and tactical solutions to many of the world’s leading pharmaceutical and life sciences companies.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2002, 2001 and 2000.

Overview

The Company provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Ventiv Health Sales and Marketing (“VHSM”) and Planning and Analytics (as provided by the Company’s Health Products Research (“HPR”) subsidiary). The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. In addition, VHSM offers telemarketing services, which significantly enhance a life sciences company’s ability to communicate effectively with physicians in a cost efficient manner.

The Planning and Analytics segment is capable of designing product launch programs and monitoring each program’s progress to maximize the potential for a product’s success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR’s distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on physician-level intelligence. HPR also conducts primary and secondary research, syndicated studies and market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

Recent Business Developments

In February 2002, the Company was notified by Reliant Pharmaceuticals, Inc. (“Reliant”) of their intent to convert the field sales force working under the Ventiv-Reliant contract from full-time Ventiv employment to full-time Reliant employment effective April 1, 2002. The Ventiv-Reliant contract, which commenced on August 1, 2000, provided Reliant with the option to convert all or a portion of the field sales force to Reliant employment at any time. Revenues from this client relationship represented 28.9% of the Company’s revenues for the three months ended March 31, 2002. As a consequence of the conversion, Ventiv ceased providing contract sales services to Reliant as of March 31, 2002.

Effective May 15, 2002, the Company’s contract sales agreement with Bayer was amended and restated to provide for (i) a new fixed fee structure for services rendered from May 15, 2002 through December 31, 2003, and (ii) an extension of the option for Bayer to reduce the size of the Company’s sales force from May 15, 2002 to May 15, 2003. Under the original terms of the Bayer agreement and through May 14, 2002, the Company received certain fees that covered a substantial portion, but not all of the Company’s costs of services relating to this agreement. Additionally, effective January 1, 2003, the contract sales agreement has been further amended to (i) reduce the size of the sales force from 500 to 350 full-time sales representatives through May 31, 2003, (ii) provide Bayer with the option to reduce the sales force to no less than 250 sales representatives from May 31, 2003 through October 31, 2003 and to less than 250 sales representatives thereafter, (iii) provide for certain penalties for permanent reduction of the sales force below 350 sales representatives, and (iv) provide for advance payments totaling $10.6 million comprised of a non-refundable $1.6 million Redeployment Milestone Payment and a $9.0 million Up-Front Payment to be earned equally, on a monthly basis, from January 1, 2003 through October 31, 2003. Any unearned monies related to the Up-Front Payment are to be refunded to Bayer in the event of termination prior to October 31, 2003.

Effective September 12, 2002, the Company entered into a multi-year fee for service agreement to provide ATLANA Pharma (“ATLANA”), the U.S. operations of German-based ATLANA Pharma AG, with a nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, in a first phase, Ventiv provides 220 full-time sales representatives and 10 Regional Training and Administrative Managers. The ATLANA sales force has been co-promoting Detrol(R) together with Pharmacia since October 2002. Revenues associated with the initial recruiting and training of this sales force were recognized in the third quarter of 2002, while the revenue related to the promotion activities for this engagement commenced in the fourth quarter of 2002.

Based on historical performance and as outcomes of strategic initiatives implemented by Company management to better focus the Company on its core businesses and operating segments, in September 2001 and April 2002, respectively, the Company’s Board of Directors approved plans to divest the net assets of its Stamford, Connecticut and Alpharetta, Georgia-based business units. In June 2002, based on management’s ongoing strategic assessment of the business, the Company’s Board of Directors authorized management to dispose of the business units comprising its European contract sales organizations operating in U.K., France, Germany and Hungary.

The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. In addition, the Company completed the sale of its Germany-based contract sales business unit on September 26, 2002. On October 16, 2002, the Company completed the sale of its U.K.-based contract sales business unit. Finally, the Company completed the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003. The Company is holding for sale its remaining European Contract Sales business operating in France pursuant to a plan of divestiture adopted by Ventiv. Any potential transaction would be subject to negotiation of terms and conditions, legal and financial due diligence, regulatory review and approval (if necessary).

The Company’s Colorado-based marketing support services business unit, Promotech Research Associates, Inc. (“Promotech”), previously considered and classified as part of the Communications operating segment, has been operationally merged with VHSM.

On March 18, 2003, the Company entered into a multi-year fee-for-service agreement with Watson Pharmaceuticals, Inc. (“Watson”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 385 full-time sales representatives and 37 district managers in the promotion of Oxytrol. The promotion effort is scheduled to commence in the third quarter of 2003.

The Company has recently built and deployed three standing specialty sales teams that each promotes multiple complementary products from different manufacturers. In October 2002 the Company deployed a team of 25 sales representatives promoting products to physicians in the women’s health marketplace. The Company deployed a team of 40 sales representatives promoting products to the dental marketplace in November 2002. In January 2003 Ventiv deployed a team of 40 sales representatives promoting products to the dermatology marketplace.

Results of Operations

The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv’s consolidated statements of earnings, including such data as a percentage of revenues.

	2003		2002
Revenues	$43,654	100.0%	$69,868	100.0%
Operating expenses:
Cost of services	37,856	86.7%	61,016	87.3%
Selling, general and administrative expenses	5,433	12.4%	6,650	9.5%

Operating earnings	365	0.8%	2,202	3.2%
Interest expense	(106)	(0.2)%	(594)	(0.9)%
Interest income	103	0.2%	85	0.1%

Earnings from continuing operations before income taxes	362	0.8%	1,693	2.4%
Income tax provision	138	0.3%	643	0.9%

Earnings from continuing operations	224	0.5%	1,050	1.5%

Losses from discontinued operations:
Losses from discontinued operations, net of taxes	(843)	(1.9)%	(644)	(0.9)%
Losses on disposals of discontinued operations, net of taxes	(553)	(1.3)%	—	—

Losses from discontinued operations.	(1,396)	(3.2)%	(644)	(0.9)%

Net earnings (losses)	$(1,172)	(2.7)%	$406	0.6%

Earnings (losses) per share:
Continuing operations:
Basic	$0.01		$0.05
Diluted	$0.01		$0.05
Discontinued operations:
Basic	$(0.06)		$(0.03)
Diluted	$(0.06)		$(0.03)
Net earnings (losses):
Basic	$(0.05)		$0.02
Diluted	$(0.05)		$0.02

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues: Revenues decreased by approximately $26.2 million, or 37.5%, to $43.7 million in the three-month period ended March 31, 2003, from $69.9 million in the three months ended March 31, 2002.

Revenues in our VHSM business were $37.4 million, a decrease of $25.8 million or 40.9% from the $63.2 million in the same period in 2002, and accounted for 85.6% of total Ventiv revenues for the three months ended March 31, 2003. This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of Ventiv’s contract with Bristol-Myers Squibb (“BMS”), both effective as of March 31, 2002. These reductions in revenues were partially offset by increased revenues generated through the launch of the ATLANA project in September 2002, continuing business with Bayer (which commenced in May 2001) and several other new contracts with three standing specialty sales teams (in women’s health, dental and dermatology areas) that each promotes multiple complementary products from different manufacturers.

Our Planning and Analytics business, Health Products Research (“HPR”), generated $6.3 million of revenue which was 14.4% of total revenues, in the three-month period ended March 31, 2003, compared to $6.2 million in the three-month period ended March 31, 2002. Revenue for the first quarter of 2003 was fairly consistent with that of the first quarter of 2002.

Costs of Services: Costs of services decreased by approximately $23.2 million or 38.0%, to $37.9 million this fiscal quarter from

$61.0 million in the three-month period ended March 31, 2002. Costs of services decreased as a percentage of revenues decreased to 86.7% from 87.3% in the three-month periods ended March 31, 2003 and 2002, respectively.

Costs of services at the VHSM business decreased by approximately $23.0 million, or 40.4%, to $34.0 million in 2003 from $57.0 million in 2002. This variance is consistent with the decrease in revenue between the related periods. Costs of services were 91.0% of VHSM revenue in 2003, compared to 90.2% in 2002. The slight increase of costs of services as a percentage of revenue in 2003 as compared to 2002 was attributable to initial expenditures related to the standing specialty sales teams.

HPR’s costs of services were $3.9 million for 2003, an increase of $0.3 million or 8.6%, from $3.6 million in 2002. Costs of services represented 61.5% of revenue in 2003 compared to 57.6% in 2002. The increase as a percentage of revenue is due to increased market research projects in 2003 that produce lower margins than other projects.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses decreased by approximately $1.2 million, or 18.3%, to $5.4 million from $6.7 million in the three-month periods ended March 31, 2003 and 2002, respectively. This decrease is primarily due to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations, slightly offset by increased compensation levels for 2003 versus 2002.

SG&A expenses at VHSM increased by approximately $0.5 million, or 18.7%, to $3.1 million in the first quarter of 2003 from $2.6 million incurred in the first quarter of 2002. This increase is primarily due to increased compensation levels from 2002 to 2003.

SG&A expenses at HPR decreased by approximately $0.1 million, or 9.8%, to $1.2 million during the first quarter of 2003 from $1.3 million during the first quarter of 2002. The decrease is due to a reduction of compensation and benefits costs to employees, resulting from turnover involving some higher-level management positions, as well as cost savings recognized as HPR closed a foreign office in the third quarter of 2002. This decrease is offset by increased compensation for 2003 versus 2002.

Other SG&A was approximately $1.2 million for the three months ended March 31, 2003, a decrease of approximately $1.5 million or 57.6% from $2.7 million for the three months ended March 31, 2002. The decrease was mainly related to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. In addition, the Company discontinued and restructured its Ventiv Integrated Solutions (“VIS”) business, which was included in its “Other” segment in 2002 which reduced SG&A costs associated with that segment.

Interest Expense: Ventiv recorded $0.1 million and $0.6 million of interest expense in the three months ended March 31, 2003 and 2002, respectively. Interest expense decreased in 2003 as a result of the Company’s repayment of the $35.0 million outstanding under its prior line of credit. The Company incurred $0.1 million of interest expense related to payments made under the capital lease arrangement for its U.S. Sales business unit’s automobile fleet, in both of the first quarters of 2003 and 2002.

Interest Income: Ventiv recorded approximately $0.1 million of investment income in both of the first quarters of 2003 and 2002. Variations in our investment income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 38.0% and 37.9% for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Discontinued Operations: Ventiv’s discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit. All units have been sold except for our France-based contract sales organization, which is being held for sale. Any potential transaction would be subject to negotiation of terms and conditions, legal and financial due diligence, regulatory review and approval (if necessary). The results of operations of the discontinued business units have been included in the first quarter of 2002. The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003).

Net losses from discontinued operations were $1.4 million and $0.6 million, net of tax, for the three months ended March 31, 2003 and 2002, respectively. These earnings (losses) comprised the collective operating results of the Company’s discontinued operations, which generated losses of $0.8 million and $0.6 million, net of tax, for the three months ended March 31, 2003 and 2002, respectively. The losses in 2003 also included a $0.6 million loss on the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Bcom3 Group, Inc.’s Medicus business unit, a leading provider of medical education and communications services. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $0.6 million, due and subsequently collected in February 2003. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and may be entitled to contingent payments based on a percentage of earnings before interest, taxes, depreciation and amortization as defined in the agreement for the business unit, up to a total aggregate amount of $0.5 million. Total losses on the disposal of the Stamford, Connecticut-based business of $2.0 million, net of tax, were estimated in the third quarter of 2001 and adjusted to reflect final transaction terms in the second quarter of 2002. Total losses on the disposal of the Alpharetta, Georgia-based business unit of $6.6 million, net of tax, were recorded in the second quarter of 2002, which included a charge of $7.5 million for the write-down of goodwill related to that business unit.

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

On January 23, 2003, the Company completed the sale of the assets and business of its Hungary-based contract sales operating unit. Total consideration of $0.3 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a loss of $0.6 million, net of taxes, related to this transaction in the first quarter of 2003.

Net Earnings and Earnings Per Share (“EPS”): Ventiv’s net earnings decreased by approximately $1.6 million to a loss of $1.2 million, from earnings of $0.4 million in the three months ended March 31, 2003 and 2002, respectively. Earnings per share decreased to a loss of $0.05 for the three-month period ended March 31, 2003 from earnings of $0.02 for the three-month period ended March 31, 2002. Lower revenues, partially offset by the benefits of cost savings strategies, contributed to the decrease in net earnings, as more fully explained above.

Liquidity and Capital Resources

At March 31, 2003, Ventiv had $58.2 million of unrestricted cash and equivalents, an increase of $12.2 million from December 31, 2002. For the three months ended March 31, 2003 compared to March 31, 2002, cash provided by operations decreased by $19.8 million from $34.3 million to $14.5 million. Cash provided by investing activities increased from a use of $0.7 million to a source of $0.3 million. Cash used in financing activities decreased by $37.0 million from $38.9 million to $1.9 million over the same comparative periods.

Cash provided by operations were $14.5 million and $34.3 million in the three months ended March 31, 2003 and 2002, respectively. This decrease was, in large part, due to the billing and collection of certain payments due under the Bayer, BMS and Reliant agreements in 2002. Bayer paid the Company $35.8 million in February 2002. Similarly, in January 2003, the Company received $10.6 million from Bayer as the contract was amended, see recent Business Developments for further information.

Cash provided by investing activities was $0.3 million in 2003 compared to $0.7 million used in 2002. The Company received total proceeds of approximately $0.3 million from the divestiture of its Hungary-based business on January 23, 2003 and $0.6 million payment received on a note receivable due from Discovery East LLC, to whom we sold our Stamford, Connecticut-based communications business unit. Investing activities also included capital expenditures of approximately $0.6 million and $0.7 million for 2003 and 2002, respectively.

Cash used in financing activities was $1.9 million, as compared to cash provided by financing activities of $38.9 million for 2003 and 2002, respectively. In February 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). Since then, the Company has not drawn on its existing line of credit. The Company has an existing letter of credit for insurance on its automobile fleet in its VHSM business unit. This letter of credit, valued at $0.8 million, has been fully cash collateralized by the Company in the first quarter of 2003. In the first quarter of 2002, the Company also fully cash collateralized $1.5 million for its fleet lease program in its UK-based contract sales unit prior to its sale in October 2002. Finally, the Company made capital lease payments of $1.1 million and $2.2 million in 2003 and 2002, respectively, under the fleet lease agreement in its VHSM business unit.

On March 29, 2002, the Company entered into an asset-based lending agreement with Foothill Capital Corporation, expiring on March 31, 2005, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company’s assets. Interest on the new facility is payable at the Company’s option of a base rate (defined as the lending institution’s prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and U.S. Earnings before Interest and Taxes (“EBIT”). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at March 31, 2003.

A summary of our contractual obligations and commercial commitments as of March 31, 2003 are as follows:

		Amounts Due In
Obligation	Total Obligation	2003	2004	2005 and thereafter
	(Amounts in thousands)
Capital lease obligations	$11,274	$2,370	$4,111	$4,793
Operating leases	19,791	2,751	3,872	13,168

Total obligations	$31,065	$5,121	$7,983	$17,961

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2002. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2003, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company’s available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

The Company is not currently affected by foreign currency exchange rate exposure, except for any intercompany transactions between any of its US-based operations and its French-based unit, which the Company currently classifies as held for sale.

ITEM 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: May 15, 2003	By:	/s/ JOHN R. EMERY
John R. Emery Chief Financial Officer

CERTIFICATIONS

I, Eran Broshy, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Ventiv Health, Inc;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	By:	/s/ ERAN BROSHY
Eran Broshy Chief Executive Officer

CERTIFICATIONS

I, John Emery, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Ventiv Health, Inc;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	By:	/s/ JOHN R. EMERY
John R. Emery Chief Financial Officer