Form 10-Q
period 2003-06-30
VENTIV HEALTH INC
filed 2003-08-13
CIK 1089473

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period From __________ to __________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          Common Stock, par value $0.001, 22,918,524 shares outstanding as of August 8, 2003.

VENTIV HEALTH, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$66,111	$46,059
Restricted cash	2,212	1,694
Accounts receivable, net of allowances for doubtful accounts of $1,075 and $1,178 at June 30, 2003 and December 31, 2002, respectively	17,719	28,696
Unbilled services	11,297	14,547
Prepaid expenses and other current assets	2,269	1,426
Current deferred tax assets	1,743	1,744
Assets held for sale	12,013	10,511

Total current assets	113,364	104,677
Property and equipment, net	17,110	19,675
Goodwill	20,638	20,638
Deferred tax assets	7,670	7,670
Other assets	312	758

Total assets	$159,094	$153,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4,369	$4,148
Accrued payroll, accounts payable and accrued expenses	26,236	28,179
Current tax liabilities	4,498	3,279
Client advances and unearned revenue	8,835	3,725
Liabilities held for sale	13,170	8,537

Total current liabilities	57,108	47,868
Capital lease obligations	7,613	8,904
Other non-current liabilities	233	200

Total liabilities	64,954	56,972

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 22,915,024 and 22,958,776 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	23	23
Additional paid-in-capital	158,377	158,619
Deferred compensation	(133)	(457)
Accumulated other comprehensive losses	(3,673)	(4,288)
Accumulated deficit	(60,454)	(57,451)

Total stockholders’ equity	94,140	96,446

Total liabilities and stockholders’ equity	$159,094	$153,418

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)
Revenues	$46,239	$48,769	$89,893	$118,637
Operating expenses:
Cost of services	37,984	39,825	75,840	100,841
Selling, general and administrative expenses	5,802	6,662	11,234	13,312
Gain on sale of real estate	(392)	—	(392)	—

Total operating expenses	43,394	46,487	86,682	114,153

Operating earnings	2,845	2,282	3,211	4,484
Interest expense	(139)	(217)	(246)	(811)
Investment income	122	95	226	180

Earnings from continuing operations before income taxes	2,828	2,160	3,191	3,853
Income tax provision	1,075	901	1,212	1,464

Earnings from continuing operations	1,753	1,259	1,979	2,389

Earning (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	(2,786)	(1,955)	(3,629)	(2,679)
Losses on disposals of discontinued operations, net of taxes	(799)	(4,813)	(1,353)	(4,813)
Tax benefit related to the disposal of a discontinued operation	—	5,400	—	5,400

Net losses from discontinued operations	(3,585)	(1,368)	(4,982)	(2,092)

Net earnings (losses):	$(1,832)	$(109)	$(3,003)	$297

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.08	$0.06	$0.09	$0.10
Diluted	$0.07	$0.06	$0.08	$0.10
Discontinued Operations:
Basic	$(0.16)	$(0.06)	$(0.22)	$(0.09)
Diluted	$(0.15)	$(0.06)	$(0.21)	$(0.09)
Net earnings (losses):
Basic	$(0.08)	$—	$(0.13)	$0.01
Diluted	$(0.08)	$—	$(0.13)	$0.01
Weighted average common shares outstanding:
Basic	22,887	22,825	22,889	22,824
Diluted	23,575	22,830	23,381	22,827

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net earnings (losses)	$(3,003)	$297
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Losses from discontinued operations	4,982	2,092
Depreciation	4,258	5,004
Amortization	9	22
Deferred taxes	—	(415)
Gain on sale of real estate	(392)	—
Write off of deferred financing costs	—	314
Stock compensation expense	264	340
Executive share surrender	(185)	—
Changes in assets and liabilities, net of effects from discontinued operations:
Escrow cash	270	201
Accounts receivable, net	10,977	2,938
Unbilled services	3,250	31,636
Prepaid expenses and other current assets	(843)	(1,619)
Accrued payroll, accounts payable and accrued expenses	(1,943)	(12,779)
Current income tax liabilities	1,219	4,128
Client advances and unearned revenue	5,110	(4,456)
Other	501	1,422

Net cash provided by operating activities	24,474	29,125

Cash flows from investing activities:
Proceeds from disposals of discontinued operations	1,202	4,295
Proceeds from sale of real estate	1,099	—
Purchases of property and equipment	(1,213)	(1,387)
Deposit of proceeds from short-term advance under line of credit	—	15,000

Net cash provided by investing activities	1,088	17,908

Cash flows from financing activities:
Net repayments on line of credit	—	(35,000)
Short-term advance under line of credit	—	(15,000)
Collateralization of obligations under standby letter of credit	(788)	(1,550)
Repayments of capital lease obligations	(2,287)	(3,492)
Fees to establish line of credit	—	(467)
Proceeds from exercise of stock options	3	—

Net cash used in financing activities	(3,072)	(55,509)

Net cash used in discontinued operations	(3,053)	(1,014)

Effect of exchange rate changes	615	1,360

Net increase (decrease) in cash and equivalents	20,052	(8,130)
Cash and equivalents, beginning of period	46,059	35,427

Cash and equivalents, end of period	$66,111	$27,297

Supplemental disclosures of cash flow information:
Cash paid for interest	$259	$869
Cash paid for income taxes	$284	$377
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$2,836	$1,379

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

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the “consolidated financial statements”). These consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These   consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company’s financial position as of June 30, 2003 and December 31, 2002, the results of operations of the Company for the three-and six-month periods ended June 30, 2003 and 2002 and the cash flows for the six-month periods ended June 30, 2003 and 2002.  Operating results for the three-and six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain balances as of December 31, 2002 have been reclassified to conform to the June 30, 2003 balance sheet presentation.

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

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pro forma information follows (in thousands, except for net income (loss) per share information):

	Three months ended		Six months ended

	2003	2002	2003	2002

Net earnings (losses) as reported	$(1,832)	$(109)	$(3,003)	$297
Less: pro forma adjustment for stock-based compensation, net of income tax	(353)	(159)	(706)	(534)

Pro forma net losses	$(2,185)	$(268)	$(3,709)	$(237)

Basic net income (loss) per share:
As reported	$(0.08)	$—	$(0.13)	$0.01
Pro forma	$(0.09)	$—	$(0.16)	$(0.01)
Diluted net income (loss) per share:
As reported	$(0.08)	$—	$(0.13)	$0.01
Pro forma	$(0.09)	$—	$(0.16)	$(0.01)

Pro forma information regarding net income and net income per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The per share weighted-average fair value of stock options granted during the three months ended June 30, 2003 and 2002 were $2.52 and $1.51 per share, respectively, and in addition, during the six months ended June 30, 2003 and 2002 were $1.91 and $1.70 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Employee Stock Options

	Three months ended		Six months ended

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.27%	3.03%	2.52%	3.03%
Expected volatility	97%	100%	98%	100%
Expected life of options	4 yrs	4 yrs	4 yrs	4 yrs

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Earnings (Losses) Per Share:

          The following table presents a reconciliation of the numerators and denominators of basic and diluted Earnings per share (“EPS”) for the three-and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Basic EPS Computation
Net earnings (losses)	$(1,832)	$(109)	$(3,003)	$297
Weighted average common shares issued and outstanding	22,887	22,825	22,889	22,824

Basic EPS	$(0.08)	$—	$(0.13)	$0.01

Diluted EPS Computation
Net earnings (losses)	$(1,832)	$(109)	$(3,003)	$297
Adjustments to net earnings	—	—	—	—

Adjusted net earnings (losses)	$(1,832)	$(109)	$(3,003)	$297

Diluted common shares outstanding:
Weighted average common shares outstanding	22,887	22,825	22,889	22,824
Stock options	688	5	492	3

Total diluted common shares issued and outstanding	23,575	22,830	23,381	22,827

Diluted EPS	$(0.08)	$—	$(0.13)	$0.01

          The number of potentially diluted common shares that were excluded from the calculation of diluted EPS was 1,624,349 and 2,468,005 shares for the three months ended June 30, 2003 and 2002, respectively, and in addition, 1,640,017 shares and 2,821,083 shares for the six months ended June 30, 2003, and 2002, respectively.

4.     Significant Clients:

During the six-month period ended June 30, 2003, two clients, Bayer Corporation (“Bayer”) and ALTANA Pharma (“ALTANA”) accounted for approximately 26% and 16%, respectively, of the Company’s total revenues. For the six-month period ended June 30, 2002, three clients, Bayer, Reliant Pharmaceuticals, Inc. (“Reliant”), and Endo Pharmaceuticals Holdings, Inc. (“Endo”), accounted for 21%, 18% and 12%, respectively, of the Company’s total revenues.

The Company had one client at June 30, 2003, Bayer that accounted for 21% of billed account receivables.  At December 31, 2002, the Company had four clients, Bayer, Abbott Laboratories (“Abbott”), ALTANA and Endo which comprised 19%, 16%, 13% and 11% of billed account receivables, respectively.  The Company had two clients at June 30, 2003, ALTANA and Endo that accounted for 37% and 11%, respectively, of unbilled receivables.  At December 31, 2002, the Company had three clients, Bayer, Endo and ALTANA, which comprised 36%, 18% and 13% of unbilled receivables, respectively.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     Restricted Cash:

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to a fleet leasing arrangement for the Ventiv Health Sales & Marketing (“VHSM”) segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of June 30, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $1.4 million and $1.7 million as of June 30, 2003 and December 31, 2002, respectively.

6.     Comprehensive Earnings:

Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company’s shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)
	(in thousands)
Net earnings (losses)	$(1,832)	$(109)	$(3,003)	$297
Other comprehensive earnings (losses), net of tax:
Foreign currency translation adjustment	496	1,655	615	1,345

Comprehensive earnings (losses)	$(1,336)	$1,546	$(2,388)	$1,642

7.     Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for its sales representatives of VHSM. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, “Accounting for Leases”. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $2.8 million and $1.4 million during the six-month periods ended June 30, 2003 and 2002, respectively.

8.     Discontinued Operations:

Ventiv’s discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit.  All units have been sold except for our France-based contract sales organization, which was placed into receivership during the second quarter of 2003, as more fully explained below.   The results of operations of the discontinued business units have been included in 2002.  The results of operations of the France-based and Hungary-based  contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003).

Net losses from discontinued operations were $5.0 million and $2.1 million, net of tax, for the six months ended June 30, 2003 and 2002, respectively. These losses comprised the collective operating results of the Company’s discontinued operations, which generated operating losses of $3.6 million and $2.7 million, net of tax, for the six months ended June 30, 2003 and 2002, respectively.  In addition, net losses from discontinued operations were $3.6 million and $1.4 million, net of tax, for the three months ended June 30, 2003 and 2002, respectively.  These losses comprised the collective operating results of the Company’s discontinued operations, which generated losses of $2.8 million and $1.9 million, net of tax, for the three months ended June 30,

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 and 2002, respectively.

Effective May 7, 2002, the Company entered into a definitive purchase and sale agreement, completing the sale of substantially all of the net assets of its Stamford, Connecticut-based business unit to Discovery East, LLC, a majority-owned subsidiary of Public Groupe S.A. In consideration for the sale, the Company received approximately $3.4 million in cash together with a note receivable in the amount of $0.6 million, due and subsequently collected in February 2003. In connection with the completion of this divestiture, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. In addition, the Company completed the sale of substantially all of the net assets of its Alpharetta, Georgia-based business unit to a management group of that business unit on June 3, 2002. The Company received $0.9 million of cash at closing for the sale of this business unit and may be entitled to contingent payments based on a percentage of earnings before interest, taxes, depreciation and amortization as defined in the agreement for the business unit, up to a total aggregate amount of $0.5 million. Total losses on the disposal of the Stamford, Connecticut-based business of $2.0 million, net of tax, were estimated in the third quarter of 2001 and adjusted to reflect final transaction terms in the second quarter of 2002. Total losses on the disposal of the Alpharetta, Georgia-based business unit of $6.6 million, net of tax, were recorded in the second quarter of 2002, which included a charge of $7.5 million for the write-down of goodwill related to that business unit.

On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company recognized a gain of approximately $5.5 million on the sale of this business unit. The Company has received EUR 0.1 million in each of the first two quarters of 2003 as installments of the additional consideration described above.  The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

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

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit. On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  This net asset sale is expected to occur on or about September 1, 2003. Approximately $1.0 million of assets in the France-based contract sales business unit have been written off during the second quarter into discontinued operations, while the remaining assets and liabilities are classified as held for sale on June 30, 2003.  The assets and liabilities were written down to fair value as a result of placing the unit into receivership.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the results of our European Contract Sales discontinued operations, which consist of our U.K., Germany, and Hungary-based divested units and our France-based operations that is currently classified as held for sale:

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$7,501	$23,658	$16,527	$45,071

Losses from discontinued operations before income taxes	(2,783)	(153)	(3,626)	(398)
Tax benefit related to discontinued operations	—	120	—	120
Losses on disposals of discontinued operations before income taxes	(437)	—	(1,012)	—
Tax benefit related to disposals of discontinued operations	—	—	—	—

Net losses from discontinued operations	$(3,220)	$(33)	$(4,638)	$(278)

Below is a summary of the results of our Communications operations, which consist of our Stamford, Connecticut and Alpharetta, Georgia - based divested units:

	Three-Months Ended June 30,		Six-Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$—	$2,339	$—	$8,735

Losses from discontinued operations before income taxes	(3)	(3,033)	(3)	(3,694)
Tax benefit related to discontinued operations	—	1,111	—	1,293
Losses on disposals of discontinued operations before income taxes	(362)	(3,375)	(341)	(3,376)
Tax benefit related to disposals of discontinued operations	—	3,962	—	3,963

Net losses from discontinued operations	$(365)	$(1,335)	$(344)	$(1,814)

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Segment Information:

The Company currently operates under three segments: VHSM, Planning and Analytics (“HPR”) and Other. As discussed previously, in 2002, the Company divested three of its four subsidiaries in its European Contract Sales segment, while classifying its remaining France-based unit as held for sale.

The Company’s reportable segments are:

VHSM

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

HPR

Through the wholly-owned subsidiary, HPR, the planning and analytics segment is responsible for the design of a product launch program and monitoring that program’s development to maximize the potential for a product’s success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR’s distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence. HPR also conducts primary and secondary research, syndicated studies, market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

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

Ventiv evaluates the performance of its segments and allocates resources to them based on operating income before restructuring charges. Each segment’s revenue and operating income have been reported net of any inter-segment revenue. The following tables present information about the reported segments:

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three-months ended June 30, 2003 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total

Revenues	$38,803	$7,436	$—	$46,239
Depreciation and amortization	1,820	264	85	2,169
Realized gain on sale of real estate	392	—	—	392
Interest expense	57	—	82	139
Interest income	—	4	118	122
Earnings (losses) from continuing operations, before income taxes	$2,548	$1,539	$(1,259)	$2,828

For the three-months ended June 30, 2002 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total

Revenues	$42,079	$6,462	$228	$48,769
Depreciation and amortization	1,400	245	35	1,680
Interest expense	93	—	124	217
Interest income	—	5	90	95
Earnings (losses) from continuing operations, before income taxes	$3,636	$1,061	$(2,537)	$2,160

For the six-months ended June 30, 2003 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total

Revenues	$76,156	$13,737	$—	$89,893
Depreciation and amortization	3,680	456	131	4,267
Realized gain on sale of real estate	392	—	—	392
Interest expense	117	—	129	246
Interest income	—	8	218	226
Earnings (losses) from continuing operations, before income taxes	$2,757	$2,805	$(2,371)	$3,191

For the six-months ended June 30, 2002 (in thousands)

	Sales & Marketing	Planning & Analytics	Other	Total

Revenues	$105,250	$12,655	$732	$118,637
Depreciation and amortization	4,477	447	102	5,026
Interest expense	310	—	501	811
Interest income	1	9	170	180
Earnings (losses) from continuing operations, before income taxes	$6,984	$2,398	$(5,529)	$3,853

	June 30, 2003	December 31, 2002

	(in thousands)
Total Assets:
Sales & Marketing	$82,476	$76,343
Planning & Analytics	23,785	13,796
Other	40,820	52,768
Assets held for sale	12,013	10,511

Total assets	$159,094	$153,418

The Company’s continuing operations are exclusively in the United States.

VENTIV HEALTH, INC.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Ventiv Health Sales and Marketing (“VHSM”)and Planning and Analytics (as provided by the Company’s Health Products Research (“HPR”) subsidiary).  The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. In addition, VHSM offers telemarketing services, which significantly enhance a life sciences company’s ability to communicate effectively with physicians in a cost efficient manner.  The Company’s non-operating reportable segment, other, encompasses the activities of the corporate group.

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

Effective January 1, 2003, the Company’s contract sales agreement with Bayer was amended to (i) reduce the size of the sales force from 500 to 350 full-time sales representatives on January 1, 2003, (ii) provide Bayer with the option to reduce the size of the sales force further thereafter and (iii) extend the date when the contract can first be terminated to November 1, 2003.

Effective January 23, 2003, the Company entered into a letter agreement to provide ATLANA with a second nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, Ventiv provides 250 full-time sales representatives and six Regional Training and Administrative Managers.   Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenue related to the promotion activities for this engagement will commence in the third quarter of 2003.

On March 18, 2003, the Company entered into a multi-year fee-for-service agreement with Watson Pharmaceuticals, Inc. (“Watson”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 385 full-time sales representatives and 37 district managers. The promotion effort is scheduled to commence in the third quarter of 2003.

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

The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002 and the Alpharetta, Georgia-based business unit on June 3, 2002. In addition, the Company completed the sale of its Germany-based contract sales business unit on September 26, 2002. On October 16, 2002, the Company completed the sale of its U.K.-based contract sales business unit.  The Company completed the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003.  On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  This net asset sale is expected to occur on or about September 1, 2003.  Approximately $1.0 million of assets in the France-based contract sales business unit have been written off during the second quarter into discontinued operations, while the remaining assets and liabilities are classified as held for sale on June 30, 2003.  The assets and liabilities were written down to fair value as a result of placing the unit into receivership.

The Company has recently built and deployed three standing specialty sales teams that each promotes multiple complementary products from different manufacturers. In October 2002 the Company deployed a team promoting products to physicians in the women’s health marketplace. The Company deployed a team promoting products to the dental marketplace in November 2002. In January 2003 Ventiv deployed a team promoting products to the dermatology marketplace.

Results of Operations

          The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv’s   consolidated statements of earnings, including such data as a percentage of revenues.

          Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

	For the Three Months Ended June 30,

	2003		2002

Revenues	$46,239	100.0%	$48,769	100.0%
Operating expenses:
Cost of services	37,984	82.1%	39,825	81.7%
Selling, general and administrative expenses	5,802	12.6%	6,662	13.6%
Gain on sale of real estate	(392)	(0.8)%	—	—

Total operating expenses	43,394	93.9%	46,487	95.3%

Operating earnings	2,845	6.1%	2,282	4.7%
Interest expense	(139)	(0.3)%	(217)	(0.5)%
Interest income	122	0.3%	95	0.2%

Earnings from continuing operations before income taxes	2,828	6.1%	2,160	4.4%
Income tax provision	1,075	2.3%	901	1.8%

Earnings from continuing operations	1,753	3.8%	1,259	2.6%

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	(2,786)	(6.0)%	(1,955)	(4.1)%
Losses on disposals of discontinued operations, net of taxes	(799)	(1.8)%	(4,813)	(9.9)%
Tax benefits related to the disposal of a discontinued operation	—	—	5,400	11.1%

Net losses from discontinued operations	(3,585)	(7.8)%	(1,368)	(2.8)%

Net losses	$(1,832)	(4.0)%	$(109)	(0.2)%

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.08		$0.06
Diluted	$0.07		$0.06
Discontinued operations:
Basic	$(0.16)		$(0.06)
Diluted	$(0.15)		$(0.06)
Net earnings (losses):
Basic	$(0.08)		$—
Diluted	$(0.08)		$—

Revenues: Revenues decreased by approximately $2.6 million, or 5.2%, to $46.2 million in the three-month period ended June 30, 2003, from $48.8 million in the three months ended June 30, 2002.

Revenues in our VHSM business were $38.8 million, a decrease of $3.3 million or 7.8% from the $42.1 million in the same period in 2002, and accounted for 83.9% of total Ventiv revenues for the three months ended June 30, 2003.  This decrease resulted primarily from the amended Bayer contract (see Recent Business Developments) and the partial conversion of the Endo contract as of June 30, 2002.  These reductions in revenues were partially offset by increased revenues generated through the launch of the ALTANA project in September 2002 and several other new contracts with three standing specialty sales teams - in the women’s health, dental and dermatology areas.

Our HPR business generated $7.4 million of revenue, which was 16.1% of total revenues, in the three-month period ended June 30, 2003, compared to $6.5 million in the three-month period ended June 30, 2002.  Increased revenue from Abbott and Amgen were partially offset by lower revenue from Astra Zeneca and Ortho McNeil.

Costs of Services: Costs of services decreased by approximately $1.8 million or 4.6%, to $37.9 million this fiscal quarter from $39.8 million in the three-month period ended June 30, 2002. Costs of services increased as a percentage of revenues to 82.1%

from 81.7% in the three-month periods ended June 30, 2003 and 2002, respectively.

Costs of services at the VHSM business decreased by approximately $2.1 million, or 5.9%, to $33.3 million in the second quarter of 2003 from $35.4 million in the second quarter of 2002.  This variance is slightly less than the decrease in revenue between the related periods.  Costs of services were 85.9% of VHSM revenue in the second quarter of 2003, compared to 84.2% in the second quarter of 2002.  The slight increase of costs of services as a percentage of revenue in 2003 as compared to 2002 was attributable to initial expenditures related to the standing specialty sales teams.

HPR’s costs of services were $4.6 million in the second quarter of 2003, an increase of $0.5 million or 12.1%, from $4.1 million in the second quarter of 2002. Costs of services represented 62.5% of revenue in the second quarter of 2003 compared to 64.2% in the second quarter of 2002. The decrease as a percentage of revenue is due to a change in the mix of services provided.

Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses decreased by approximately $0.9 million, or 12.9%, to $5.8 million from $6.7 million in the three-month periods ended June 30, 2003 and 2002, respectively.  This decrease is primarily due to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations, slightly offset by increased compensation levels for 2003 versus 2002.

SG&A expenses at VHSM increased by approximately $0.3 million, or 11.5%, to $3.2 million in the second quarter of 2003 from $2.9 million incurred in the second quarter of 2002. This increase is primarily due to increased compensation levels from 2002 to 2003.

SG&A expenses at HPR remained fairly constant at $1.2 million during the second quarter of 2003 and 2002 due to reduced compensation and benefits costs to employees, resulting from turnover involving some higher-level management positions, as well as cost savings recognized as HPR closed a foreign office in the third quarter of 2002 were offset by increased compensation for 2003 versus 2002.

Other SG&A was approximately $1.3 million for the three months ended June 30, 2003, a decrease of approximately $1.2 million or 47.9% from $2.5 million for the three months ended June 30, 2002. The decrease was mainly related to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.  In addition, the Company discontinued and restructured its Ventiv Integrated Solutions (“VIS”) business, which was included in its “Other” segment in 2002.

Gain on sale of real estate:  Ventiv’s VHSM business unit sold a Colorado warehousing facility and the associated land in June 2003 for $1.1 million.  In conjunction with this sale, the Company recorded a net gain of approximately $0.4 million.

Interest Expense: Ventiv recorded $0.1 million and $0.2 million of interest expense in the three months ended June 30, 2003 and 2002, respectively. The Company incurred $0.1 million of interest expense related to payments made under the capital lease arrangement for its U.S. Sales business unit’s automobile fleet, in both of the second quarters of 2003 and 2002.

Interest Income: Ventiv recorded approximately $0.1 million of investment income in both of the second quarters of 2003 and 2002. Variations in our investment income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 38.0% and 41.7% for the three-month periods ended June 30, 2003 and June 30, 2002, respectively.  Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Discontinued Operations: Ventiv’s discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit.  All units have been sold except for our France-based contract sales organization, which is currently in receivership and is scheduled to be sold on or about September 1, 2003.  The results of operations of the discontinued business units have been included in the second quarter of 2002.  The results of operations of the France-based contract sales organization have been included in both 2002 and 2003.

Net losses from discontinued operations were $3.6 million and $1.4 million, net of tax, for the three months ended June 30, 2003 and 2002, respectively. These losses comprised the collective operating results of the Company’s discontinued operations, which generated losses of $2.8 million and $2.0 million, net of tax, for the three months ended June 30, 2003 and 2002, respectively.  The losses on disposal for the respective periods were $0.8 million and $4.8 million.  In addition, the Company recorded a $5.4 million tax benefit arising from the sale of the Stamford, Connecticut-based business unit during the second quarter of 2002.

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

On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business on a quarterly basis. The Company recognized a gain of approximately $5.5 million on the sale of this business unit.  The Company has received EUR 0.1 million in each of the first two quarters of 2003 as installments of the additional consideration described above.  The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

On October 16, 2002, the Company completed the sale of the assets and business of its U.K.-based contract sales operating unit to Ireland-based United Drug plc. Total consideration of $7.5 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a gain of $2.5 million, net of taxes, related to this transaction in the fourth quarter of 2002.

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  This net asset sale is expected to occur on or about September 1, 2003. Approximately $1.0 million of assets in the France-based contract sales business unit have been written off during the second quarter into discontinued operations, while the remaining assets and liabilities are classified as held for sale on June 30, 2003.  The assets and liabilities were written down to fair value as a result of placing the unit into receivership.

Net Earnings and Earnings Per Share (“EPS”): Ventiv’s net earnings decreased by approximately $1.7 million to a loss of $1.8 million, from a loss of $0.1 million in the three months ended June 30, 2003 and 2002, respectively. Earnings per share decreased to a loss of $0.08 for the three-month period ended June 30, 2003 from break-even for the three-month period ended June 30, 2002.  Operation results were higher due to the benefits of cost savings strategies, while discontinued operations mainly contributed to the decrease in net earnings, as more fully explained above.

          Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

	For the Six Months Ended June 30,

	2003		2002

Revenues	$89,893	100.0%	$118,637	100.0%
Operating expenses:
Cost of services	75,840	84.4%	100,841	85.0%
Selling, general and administrative expenses	11,234	12.5%	13,312	11.2%
Gain on sale of real estate	(392)	(0.4)%	—	—

Total operating expenses	86,682	96.5%	114,153	96.2%

Operating earnings	3,211	3.5%	4,484	3.8%
Interest expense	(246)	(0.3)%	(811)	(0.7)%
Investment income	226	0.3%	180	0.1%

Earnings from continuing operations before income taxes	3,191	3.5%	3,853	3.2%
Income tax provision	1,212	1.3%	1,464	1.2%

Earnings from continuing operations	1,979	2.2%	2,389	2.0%

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	(3,629)	(4.0)%	(2,679)	(2.3)%
Losses on disposals of discontinued operations, net of taxes	(1,353)	(1.5)%	(4,813)	(4.1)%
Tax benefit related to the disposal of discontinued operation	—	—	5,400	4.6%

Net losses from discontinued operations	(4,982)	(5.5)%	(2,092)	(1.8)%

Net earning (losses)	$(3,003)	(3.3)%	$297	0.2%

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.09		$0.10
Diluted	$0.08		$0.10
Discontinued operations:
Basic	$(0.22)		$(0.09)
Diluted	$(0.21)		$(0.09)
Net earnings (losses):
Basic	$(0.13)		$0.01
Diluted	$(0.13)		$0.01

Revenues: Revenues decreased by approximately $28.7 million, or 24.2%, to $89.9 million in the six-month period ended June 30, 2003, from $118.6 million in the six months ended June 30, 2002.

Revenues in our VHSM business were $76.2 million, a decrease of $29.1 million or 27.6% from the $105.3 million in the same period in 2002, and accounted for 84.7% of total Ventiv revenues for the six months ended June 30, 2003.  This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of Ventiv’s contract with Bristol-Myers Squibb (“BMS”), both effective as of March 31, 2002.  In addition, the Endo contract was partially converted as of June 30, 2002.  These reductions in revenues were partially offset by increased revenues generated through the launch of the ALTANA project in September 2002 and several other new contracts with three standing specialty sales teams (in women’s health, dental and dermatology areas) that each promotes multiple complementary products from different manufacturers.

Our HPR business generated $13.7 million of revenue, which was 15.3% of total revenues, in the six-month period ended June 30, 2003, compared to $12.7 million in the six-month period ended June 30, 2002.  Increased revenues from Abbott, Amgen, and Schering Plough were partially offset by lower revenues from Astra Zeneca and Ortho McNeil.

Costs of Services: Costs of services decreased by approximately $25.0 million or 24.8%, to $75.8 million in the six-month period ended June 30, 2003 from $100.8 million in the six-month period ended June 30, 2002. Costs of services decreased as a percentage of revenues to 84.4% from 85.0% in the six-month periods ended June 30, 2003 and 2002, respectively.

Costs of services at the VHSM business decreased by approximately $25.1 million, or 27.2%, to $67.3 million in the first six months of 2003 from $92.4 million in the first six months of 2002.  This variance is consistent with the decrease in revenue between the related periods.  Costs of services were 88.4% of VHSM revenue in the first six months of 2003, compared to 87.8% in the first six months of 2002.  The slight increase of costs of services as a percentage of revenue in 2003 as compared to 2002 was attributable to initial expenditures related to the standing specialty sales teams.

HPR’s costs of services were $8.5 million for the first six months of 2003, an increase of $0.8 million or 10.5%, from $7.7 million in the first six months of 2002. Costs of services represented 62.0% of revenue in the first six months of 2003 compared to 61.0% in the first six months of 2002. The increase as a percentage of revenue is due to increased market research projects in 2003 that produce lower margins than other projects.

Selling, General and Administrative Expenses: SG&A expenses decreased by approximately $2.1 million, or 15.6%, to $11.2 million from $13.3 million in the six-month periods ended June 30, 2003 and 2002, respectively.  This decrease is primarily due to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations, slightly offset by increased compensation levels for 2003 versus 2002.

SG&A expenses at VHSM increased by approximately $0.8 million, or 14.9%, to $6.4 million in the first six months of 2003 from $5.5 million incurred in the first six months of 2002. This increase is primarily due to increased compensation levels from 2002 to 2003.

SG&A expenses at HPR decreased by approximately $0.1 million, or 5.2%, to $2.4 million during the first six months of 2003 from $2.5 million during the first six months of 2002.  The decrease is due to a reduction of compensation and benefits costs to employees, resulting from turnover involving some higher-level management positions, as well as cost savings recognized as HPR closed a foreign office in the third quarter of 2002.  This decrease is offset by increased compensation for 2003 versus 2002.

Other SG&A was approximately $2.5 million for the six months ended June 30, 2003, a decrease of approximately $2.8 million or 53.0% from $5.2 million for the six months ended June 30, 2002. The decrease was mainly related to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.  In addition, the Company discontinued and restructured its VIS business, which was included in its “Other” segment in 2002.

Interest Expense: Ventiv recorded $0.2 million and $0.8 million of interest expense in the six months ended June 30, 2003 and 2002, respectively. Interest expense decreased in 2003 as a result of the Company’s repayment of the $35.0 million outstanding under its prior line of credit.

Interest Income: Ventiv recorded approximately $0.2 million of investment income in both of the first six months of 2003 and 2002. Variations in our investment income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 38.0% and 37.9% for the six-month periods ended June 30, 2003 and June 30, 2002, respectively.  Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Discontinued Operations: Ventiv’s discontinued operations include the following business units: our European Contract sales organizations, operating in the U.K., France, Germany and Hungary; our Alpharetta, Georgia-based communications business unit; and our Stamford, Connecticut-based communications business unit.  All units have been sold except for our France-based contract sales organization, which is currently in receivership and will be sold on or about September 1, 2003.  The results of operations of the discontinued business units have been included in the six months ended June 30, 2002.  The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003).

Net losses from discontinued operations were $5.0 million and $2.1 million, net of tax, for the six months ended June 30, 2003 and 2002, respectively. These losses comprised the collective operating results of the Company’s discontinued operations, which generated losses of $3.6 million and $2.7 million, net of tax, for the six months ended June 30, 2003 and 2002, respectively.  The losses on disposal for the respective periods were $1.4 million and $4.8 million. The losses in 2003 also included a $0.6 million loss on the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.  In addition, the Company recorded a $5.4 million tax benefit arising from the sale of the Stamford, Connecticut-based business unit during the second quarter of  2002.

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

On September 26, 2002 and effective September 30, 2002, the Company completed the sale of 100% of the shares of Ventiv Health Germany GmbH (the holding company for the subsidiaries comprising the Ventiv Health Germany operating unit) to a group of management purchasers, led by the managing director of that business. In consideration for the sale, the Company received EUR 6.2 million ($6.1 million) at closing, and may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company recognized a gain of approximately $5.5 million on the sale of this business unit.  The Company has received EUR 0.1 million in each of the first two quarters of 2003 as installments of the additional consideration described above.  The Company anticipates that this transaction will result in a loss for tax purposes. Given that the Company may be limited in its ability to utilize such losses in the foreseeable future, a tax benefit for such loss has not been recorded.

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

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  This net asset sale is expected to occur on or about September 1, 2003.  Approximately $1.0 million of assets in the France-based contract sales business unit have been written off during the second quarter into discontinued operations, while the remaining assets and liabilities are classified as held for sale on June 30, 2003.  The assets and liabilities were written down to fair value as a result of placing the unit into receivership.

EPS: Ventiv’s net earnings decreased by approximately $3.3 million to a loss of $3.0 million, from earnings of $0.3 million in the six months ended June 30, 2003 and 2002, respectively. Earnings per share decreased to a loss of $0.13 for the six-month period ended June 30, 2003 from earnings of $0.01 for the six-month period ended June 30, 2002.  Lower revenues and increased losses from discontinued operations, partially offset by the benefits of cost savings strategies, contributed to the decrease in net earnings, as more fully explained above.

Liquidity and Capital Resources

At June 30, 2003, Ventiv had $66.1 million of unrestricted cash and equivalents, an increase of $20.1 million from December 31, 2002.  For the six months ended June 30, 2003 compared to June 30, 2002, cash provided by operations decreased by $4.6 million from $29.1 million to $24.5 million. Cash provided by investing activities decreased from $17.9 million to $1.1 million. Cash used in financing activities decreased by $52.4 million from $55.5 million to $3.1 million over the same comparative periods.

Cash provided by operations were $24.5 million and $29.1 million in the six months ended June 30, 2003 and 2002, respectively.  This decrease was, in large part, due to the billing and collection of certain payments due under the Bayer, BMS and Reliant agreements in 2002. Bayer paid the Company $35.8 million in February 2002.  Similarly, in January 2003, the Company received $10.6 million from Bayer as the contract was amended.

Cash provided by investing activities was $1.1 million for the six months ended 2003 compared to $17.9 million used in the same period during 2002. In 2002, the Company received a $15.0 million short-term advance pursuant to the signing of a credit agreement with Foothill Capital Corporation, as more fully described below in financing activities.  In addition, the Company received total proceeds of approximately $1.2 million in 2003 comprising of the divestiture of its Hungary-based business on January 23, 2003 and from payments received subsequent to the 2002 divestitures of our German contract sales unit and our Stamford, Connecticut-based communications business unit.  For the six months ended June 30, 2002, the Company received approximately $4.3 million of disposal proceeds directly from the divestiture of the Stamford, Connecticut- and Alpaharetta, Georgia-based communications’ business units.  The Company also received $1.1 million from the sale of real estate in VHSM during the second quarter of 2003.

Cash used in financing activities was $3.1 million and $55.5 million for the six months ended June 30, 2003 and 2002, respectively.  In February 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below).  Since then, the Company has not drawn on its existing line of credit.  The Company has an existing letter of credit for insurance on its automobile fleet in its VHSM business unit.  This letter of credit, valued at $0.8 million, has been fully cash collateralized by the Company in the first quarter of 2003.  In the first quarter of 2002, the Company also fully cash collateralized $1.5 million for its fleet lease program in its UK-based contract sales unit prior to its sale in October 2002.  Finally, the Company made capital lease payments of $2.3 million and $3.5 million in 2003 and 2002, respectively, under the fleet lease agreement in its VHSM business unit.

On March 29, 2002, the Company entered into an asset-based lending agreement with Foothill Capital Corporation, expiring on March 31, 2005, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company’s assets. Interest on the new facility is payable at the Company’s option of a base rate (defined as the lending institution’s prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%.  Subsequent to the signing of the credit agreement, the Company received a $15.0 million short-term advance, which was treated as restricted cash as such cash would not be available to the Company for any purpose.  This advance was subsequently paid in full during the third quarter of 2002.  The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at June 30, 2003.

A summary of our contractual obligations and commercial commitments as of June 30, 2003 are as follows:

		Amounts Due In
(Amounts in thousands)				2005 and thereafter
Obligation	Total Obligation	2003	2004

Capital lease obligations	$11,982	$3,078	$4,111	$4,793
Operating leases	18,874	1,834	3,872	13,168

Total obligations	$30,856	$4,912	$7,983	$17,961

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

At June 30, 2003, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company’s available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

The Company is not currently affected by foreign currency exchange rate exposure, except for any intercompany transactions between any of its US-based operations and its French-based unit, which the Company currently classifies as held for sale.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company presently has in place disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are  reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

          At an annual meeting of the stockholders of the Company, held on June 18, 2003, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of six directors to the Board of Directors for a term of one year, expiring at the 2004 Annual Meeting:

	For	Withheld

Daniel M. Snyder	12,970,327	7,131,203
Eran Broshy	12,713,874	7,387,656
Fred Drasner	19,718,205	383,325
A. Clayton Perfall	19,933,300	168,230
Donald Conklin	19,718,205	383,325
John R. Harris	19,933,581	167,949

(ii) the  ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2003:

	For	Withheld	Abstained

Deloitte and Touche LLP	19,986,983	8,708	105,839

The Company believes that the number of shares withheld with respect to the reelection of certain directors is related to a few specific aspects of the Company’s corporate governance during 2002.  Consistent with its existing and prospective obligations under the Sarbanes-Oxley Act of 2002 and proposed NASDAQ rule changes, the Company is continuing to evaluate certain aspects of its corporate governance and has a variety of initiatives under consideration, including the formation of a nominating committee.

ITEM 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of May 15, 2003, Item 12, regarding the Company’s release of financial information for the first quarter of its 2003 fiscal year.

Current Report on Form 8-K, filed as of June 5, 2003, Item 5, regarding the Company’s French subsidiaries placed into receivership.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, I NC.

Date: August 13, 2003	By:	/s/ JOHN R. EMERY

John R. Emery Chief Financial Officer