Form 10-Q
period 2003-09-30
VENTIV HEALTH INC
filed 2003-11-13
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001, 22,994,720 shares outstanding as of November 7, 2003.

VENTIV HEALTH, INC.
QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2003
and December 31, 2002	1

Consolidated Statements of Operations for the three-and nine-month
periods ended September 30, 2003 and 2002	2

Consolidated Statements of Cash Flows for the nine-month
periods ended September 30, 2003 and 2002	3

Notes to Consolidated Financial Statements	4 –11

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	12-20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 5. Other Information	22

ITEM 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

EXHIBITS	24-29

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$52,545	$46,059
Restricted cash	2,535	1,694
Accounts receivable, net of allowances for doubtful accounts of $1,607
and $1,178 at September 30, 2003 and December 31, 2002, respectively	33,391	28,696
Unbilled services	14,958	14,547
Prepaid expenses and other current assets	1,620	1,426
Current deferred tax assets	1,744	1,744
Assets held for sale	--	10,511

Total current assets	106,793	104,677
Property and equipment, net	20,921	19,675
Goodwill	20,638	20,638
Deferred tax assets	5,122	7,670
Other assets	280	758

	$153,754	$153,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$5,913	$4,148
Accrued payroll, accounts payable and accrued expenses	31,841	28,179
Current income tax liabilities	6,486	3,279
Client advances and unearned revenue	4,944	3,725
Liabilities held for sale	--	8,537

Total current liabilities	49,184	47,868
Capital lease obligations	9,260	8,904
Other non-current liabilities	249	200

Total liabilities	58,693	56,972

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 22,975,344 and
22,958,776 shares issued and outstanding at September 30, 2003 and
December 31, 2002, respectively	23	23
Additional paid-in-capital	158,576	158,619
Deferred compensation	--	(457)
Accumulated other comprehensive gains (losses)	36	(4,288)
Accumulated deficit	(63,574)	(57,451)

Total stockholders' equity	95,061	96,446

Total liabilities and stockholders' equity	$153,754	$153,418

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(unaudited)
Revenues	$59,291	$46,888	$149,183	$165,525
Operating expenses:
Cost of services	47,968	38,642	123,808	139,483
Selling, general and administrative expenses	6,516	6,137	17,750	19,449
Gain on sale of real estate	--	--	(392)	--

Total operating expenses	54,484	44,779	141,166	158,932

Operating earnings	4,807	2,109	8,017	6,593
Interest expense	(127)	(614)	(373)	(1,425)
Interest income	94	144	319	325

Earnings from continuing operations before income taxes	4,774	1,639	7,963	5,493
Income tax provision	1,814	623	3,026	2,087

Earnings from continuing operations	2,960	1,016	4,937	3,406

Earnings (losses) from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	(525)	(117)	(4,154)	(2,797)
Gains (losses) on disposals of discontinued operations, net of taxes	(5,553)	3,400	(6,906)	(1,412)
Tax benefit related to the disposal of a discontinued operation	--	--	--	5,400

Net earnings (losses) from discontinued operations	(6,078)	3,283	(11,060)	1,191

Net earnings (losses):	$(3,118)	$4,299	$(6,123)	$4,597

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.13	$0.04	$0.22	$0.15
Diluted	$0.12	$0.04	$0.21	$0.15
Discontinued operations:
Basic	$(0.27)	$0.15	$(0.49)	$0.05
Diluted	$(0.26)	$0.15	$(0.48)	$0.05
Net earnings (losses):
Basic	$(0.14)	$0.19	$(0.27)	$0.20
Diluted	$(0.14)	$0.19	$(0.27)	$0.20
Weighted average common shares outstanding:
Basic	22,880	22,828	22,886	22,826
Diluted	23,910	22,830	23,634	22,830

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Nine Months Ended September 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net earnings (losses)	$(6,123)	$4,597
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Losses (earnings) from discontinued operations	11,060	(1,191)
Depreciation	6,654	6,795
Amortization	14	33
Deferred taxes	--	551
Gain on sale of real estate	(392)	--
Write off of deferred financing costs	--	314
Stock compensation expense	397	435
Executive share surrender	(185)	--
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	(53)	(1,279)
Accounts receivable, net.	(4,695)	13,488
Unbilled services	(411)	26,927
Prepaid expenses and other current assets	(194)	(1,632)
Accrued payroll, accounts payable and accrued expenses	3,662	(6,526)
Current income tax liabilities	3,207	(1,624)
Client advances and unearned revenue	1,219	(12,723)
Other	522	(13)

Net cash provided by operating activities	14,682	28,152

Cash flows from investing activities:
Proceeds from disposals of discontinued operations	1,202	10,370
Proceeds from sale of real estate	1,099	--
Purchases of property and equipment	(2,772)	(3,078)

Net cash (used in) provided by investing activities	(471)	7,292

Cash flows from financing activities:
Net repayments on line of credit.	--	(35,000)
Collateralization of obligations under standby letter of credit	(788)	(1,000)
Repayments of capital lease obligations	(3,725)	(5,044)
Fees to establish line of credit	--	(571)
Proceeds from exercise of stock options	203	--

Net cash used in financing activities	(4,310)	(41,615)

Net cash (used in) provided by discontinued operations	(3,984)	7,872

Effect of exchange rate changes	569	1,193

Net increase in cash and equivalents	6,486	2,894
Cash and equivalents, beginning of period	46,059	35,427

Cash and equivalents, end of period	$52,545	$38,321

Supplemental disclosures of cash flow information:
Cash paid for interest	$303	$1,240
Cash paid for income taxes	$354	$492
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$7,670	$3,237
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

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "consolidated financial statements"). These consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of September 30, 2003 and December 31, 2002, the results of operations of the Company for the three-and nine-month periods ended September 30, 2003 and 2002 and the cash flows for the nine-month periods ended September 30, 2003 and 2002. Operating results for the three-and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain balances as of December 31, 2002 have been reclassified to conform to the September 30, 2003 balance sheet presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003.

2.    Employee Stock Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effects on net income of common stock if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation arrangements:

	Three months ended		Nine months ended

	2003	2002	2003	2002

Net earnings (losses) as reported	$(3,118)	$4,299	$(6,123)	$4,597
Less: Pro forma adjustment for stock-based compensation, net of income tax	(352)	(122)	(1,054)	(656)

Pro forma net earnings (losses)	$(3,470)	$4,177	$(7,177)	$3,941

Basic net income (loss) per share:
As reported	$(0.14)	$0.19	$(0.27)	$0.20
Pro forma	$(0.15)	$0.18	$(0.31)	$0.17

Diluted net income (loss) per share:
As reported	$(0.14)	$0.19	$(0.27)	$0.20
Pro forma	$(0.15)	$0.18	$(0.31)	$0.17

The per share weighted-average fair value of stock options granted during the three months ended September 30, 2003 and 2002 were $3.90 and $2.16 per share, respectively, and in addition, during the nine months ended September 30, 2003 and 2002 were $2.03 and $1.88 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Options

	Three months ended		Nine months ended

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.18%	3.03%	2.55%	3.03%
Expected volatility	95%	100%	98%	100%
Expected life of options	4 yrs	4 yrs	4 yrs	4 yrs

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Earnings (Losses) Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share ("EPS") for the three-and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
	(in thousands, except per share data)

Basic EPS Computation
Net earnings (losses)	$(3,118)	$4,299	$(6,123)	$4,597
Weighted average common shares issued and outstanding	22,880	22,828	22,886	22,826

Basic EPS	$(0.14)	$0.19	$(0.27)	$0.20

Diluted EPS Computation
Net earnings (losses)	$(3,118)	$4,299	$(6,123)	$4,597
Adjustments to net earnings	—	—	—	—

Adjusted net earnings (losses)	$(3,118)	$4,299	$(6,123)	$4,597

Diluted common shares outstanding:
Weighted average common shares outstanding	22,880	22,828	22,886	22,826
Stock options	n/a	2	n/a	4
Total diluted common shares issued and outstanding	22,880	22,830	22,886	22,830

Diluted EPS	$(0.14)	$0.19	$(0.27)	$0.20

For the three and nine months ended September 30, 2003, since the Company incurred net losses, the computation of diluted EPS excludes the effects of 1,030,379 and 748,145 shares, respectively, from the assumed exercise of stock options as their effects on EPS were antidilutive; these amounts, however, were included in the calculation of diluted earnings per share related to continuing operations for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, 1,363,922 and 2,307,008 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

4.    Significant Clients:

During the nine-month period ended September 30, 2003, two clients accounted for approximately 23% and 18%, individually, of the Company's total revenues. For the nine-month period ended September 30, 2002, three clients, accounted for 24%, 14% and 12%, individually, of the Company's total revenues.

The Company had three clients at September 30, 2003 that accounted for 26%, 15% and 13%, individually, of billed account receivables. At December 31, 2002, the Company had four clients, who comprised 19%, 16%, 13% and 11% of billed account receivables, individually. The Company had two clients at September 30, 2003 that accounted for 29% and 23%, individually, of unbilled receivables. At December 31, 2002, the Company had three clients, which comprised 36%, 18% and 13% of unbilled receivables, individually.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Restricted Cash:

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to a fleet leasing arrangement for the Ventiv Health Sales & Marketing segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of September 30, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $1.7 million as of September 30, 2003 and December 31, 2002.

6.    Comprehensive Earnings:

SFAS No. 130, "Reporting Comprehensive Income", established standards for reporting comprehensive income in financial statements. Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30 ,

	2003	2002	2003	2002

	(unaudited) (in thousands)

Net earnings (losses)	$(3,118)	$4,299	$(6,123)	$4,597
Other comprehensive earnings (losses), net of tax:
Foreign currency translation adjustments	3,709	(152)	4,324	1,193

Comprehensive earnings (losses)	$591	$4,147	$(1,799)	$5,790

7.    Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Ventiv Health Sales and Marketing ("VHSM") operating segment. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $7.7 million and $3.2 million during the nine-month periods ended September 30, 2003 and 2002, respectively.

8.    Discontinued Operations:

The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002, the sale of its Alpharetta, Georgia-based business unit on June 3, 2002, the sale of its Germany-based contract sales business unit on September 26, 2002, the sale of its U.K.-based contract sales business unit on October 16, 2002, and the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003.

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  The sale was consummated on September 1, 2003. The balance of the subsidiaries’ net assets will be liquidated by the receiver.

The results of operations of the discontinued business units have been included in 2002. The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003 and France only through the date of its sale, September 1, 2003).

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2003 and 2002 respectively, losses from discontinued operations, net of taxes, were $0.5 million and $0.1 million, respectively. The third quarter 2003 results from discontinued operations mainly consisted of the results of our France-based operations, which were sold on September 1, 2003. The 2002 losses included results of all of the European operating units, prior to their dates of sale. For the three months ended September 30, 2003, losses from disposals of discontinued operations were $5.6 million, while gains of $3.4 million were posted for the corresponding period in 2002. During the third quarter of 2003, the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based operating unit; in addition, the Company incurred approximately $0.5 million of expenses, comprising primarily of legal and severance fees associated with the sale. During the third quarter of 2002, the Company sold off its Germany-based operating unit for a net gain of $4.2 million, offset by approximately $0.8 million of disposal costs in its other discontinued units.

For the nine months ended September 30, 2003 and 2002, losses from discontinued operations, net of taxes, were $4.2 million and $2.8 million, respectively. The 2003 results from discontinued operations mainly consisted of the results of our France-based operations, which were sold on September 1, 2003. The 2002 losses included results of all of our discontinued units, prior to their dates of sale. For the nine months ended September 30, 2003 and 2002, losses from disposals of discontinued operations were $6.9 million and $1.4 million, respectively. The 2002 losses comprised of the divestitures of the Germany-based business unit and our Alpharetta, Georgia-based and Stamford, Connecticut-based communications business units. For the nine months ended September 30, 2003, the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based operating unit; in addition, the Company incurred approximately $1.2 million of expenses, comprising primarily of legal and severance fees associated with the sale of its France and UK-based operating units. The Company also sold off its Hungary-based operations in January 2003 for a loss of $0.6 million. Finally, in connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit.

In connection with the sale of the Company’s Germany-based operating unit in 2002, the Company may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company has received EUR 0.1 million in each of the first three quarters of 2003 as installments of this additional consideration. In addition, the Company may receive additional consideration up to $0.3 million from the sale of the assets and business of its Hungary-based contract sales operating unit on January 23, 2003. The Company has received approximately $0.1 million in 2003 of this additional consideration. These amounts are included as disposal gains on the Consolidated Statements of Operations.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the results of our European Contract Sales discontinued operations, which consist of our U.K., Germany, Hungary, and France-based divested units:

	Three-Months Ended		Nine-Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$1,857	$24,055	$18,384	$69,127

Earnings (losses) from discontinued operations before income taxes	(531)	91	(4,157)	(307)
Tax provisions related to discontinued operations	--	(200)	--	(80)
Gains (losses) on disposals of discontinued operations before income taxes	(4,658)	3,226	(5,638)	3,227
Tax benefits related to disposals of discontinued operations	--	350	--	350

Net earnings (losses) from discontinued operations	$(5,189)	$3,467	$(9,795)	$3,190

Below is a summary of the results of our Communications operations, which consist of our Stamford, Connecticut and Alpharetta, Georgia - based divested units:

	Three-Months Ended		Nine-Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Revenue	$--	$--	$--	$8,735

Earnings (losses) from discontinued operations before income taxes	6	(8)	3	(3,703)
Tax benefit related to discontinued operations	--	--	--	1,293
Losses on disposals of discontinued operations before income taxes	(895)	(275)	(1,268)	(3,650)
Tax benefits related to disposals of discontinued operations	--	99	--	4,061

Net losses from discontinued operations	$(889)	$(184)	$(1,265)	$(1,999)

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Segment Information:

The Company currently operates under three segments: VHSM, Planning and Analytics (operated through the Company’s wholly-owned subsidiary, Health Products Research, Inc. ("HPR")) and Other.

The Company's reportable segments are:

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

Ventiv evaluates the performance of its segments and allocates resources to them based on operating income before restructuring charges. Each segment's revenue and operating income have been reported net of any inter-segment revenue. The following tables present information about the reported segments:

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2003 (in thousands):

	VHSM	HPR	Other	Total

Revenues	$51,429	$7,862	$--	$59,291
Depreciation and amortization	2,166	211	24	2,401
Interest expense	57	--	70	127
Interest income	--	3	91	94
Earnings (losses) from continuing operations, before income taxes	$4,817	$1,502	$(1,545)	$4,774

For the three months ended September 30, 2002 (in thousands):

	VHSM	HPR	Other	Total

Revenues	$40,458	$6,430	$--	$46,888
Depreciation and amortization	1,591	163	48	1,802
Interest expense	71	--	543	614
Interest income	--	7	137	144
Earnings (losses) from continuing operations, before income taxes	$3,184	$573	$(2,118)	$1,639

For the nine months ended September 30, 2003 (in thousands):

	VHSM	HPR	Other	Total

Revenues	$127,583	$21,600	$--	$149,183
Depreciation and amortization.	5,845	668	155	6,668
Realized gain on sale of real estate	392	--	--	392
Interest expense	173	--	200	373
Interest income.	--	11	308	319
Earnings (losses) from continuing operations, before income taxes	$7,576	$4,307	$(3,920)	$7,963

For the nine months ended September 30, 2002 (in thousands):

	VHSM	HPR	Other	Total

Revenues	$145,708	$19,085	$732	$165,525
Depreciation and amortization	6,068	610	150	6,828
Interest expense	381	--	1,044	1,425
Interest income	1	16	308	325
Earnings (losses) from continuing operations, before income taxes	$10,168	$2,971	$(7,646)	$5,493

	September 30, 2003	December 31, 2002

	(in thousands)

Total Assets:
VHSM	$91,152	$76,343
HPR	25,488	13,796
Other	37,114	52,768
Assets held for sale	--	10,511
Total assets	$153,754	$153,418

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

Overview

The Company provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Ventiv Health Sales and Marketing ("VHSM") and Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary).  The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. In addition, VHSM offers telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians in a cost efficient manner. The Company’s non-operating reportable segment, Other, encompasses the activities of the corporate group.

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

Recent Business Developments

Effective September 12, 2002, the Company entered into a multi-year fee for service agreement to provide ALTANA Pharma ("ALTANA"), the U.S. operations of German-based ALTANA Pharma AG, with a nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, in a first phase, Ventiv provides up to 220 full-time sales representatives and 10 Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the third quarter of 2002, while the revenue related to the promotion activities for this engagement commenced in the fourth quarter of 2002.

Effective January 23, 2003, the Company entered into a letter agreement to provide ALTANA with a second nationwide sales force, including recruitment, training and operational support.  The agreement was finalized on August 23, 2003. Under the terms of the agreement, Ventiv provides 248 additional full-time sales representatives and six Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenue related to the promotion activities for this engagement commenced in the third quarter of 2003.

Effective January 1, 2003, the Company's contract sales agreement with Bayer Corporation ("Bayer") was amended to (i) reduce the size of the sales force from 500 to 350 full-time sales representatives on January 1, 2003, (ii) provide Bayer with the option to reduce the size of the sales force further thereafter and (iii) extend the date when the contract can first be terminated to November 1, 2003. Bayer did not elect to terminate the contract on November 1, 2003.

During October 2003, the Company executed a second contract sales agreement with Bayer to provide a national sales force of 200 additional full-time sales representatives and 18 District Managers. Revenues associated with the initial recruiting and training of this sales force will be recognized during the fourth quarter of 2003. Promotion activities for this engagement are scheduled to commence in November 2003.  Under the agreement, which extends through December 31, 2005, Bayer has the option to reduce up to 50 sales representatives by November 10, 2004 and subsequently reduce the sales force further with 30 days written notice.

In September 2003, the Company was notified by Endo Pharmaceuticals, Inc. ("Endo") of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion will result in approximately 160 sales representatives being employed by Endo by the end of the year.

On March 18, 2003, the Company entered into a multi-year fee-for-service agreement with Watson Pharmaceuticals, Inc. ("Watson") to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 385 full-time sales representatives and 37 district managers. The promotion effort commenced in the third quarter of 2003.

The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002, the sale of its Alpharetta, Georgia-based business unit on June 3, 2002, the sale of its Germany-based contract sales business unit on September 26, 2002, the sale of its U.K.-based contract sales business unit on October 16, 2002, and the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003.

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  The sale was consummated on September 1, 2003. The balance of the subsidiaries’ net assets will be liquidated by the receiver.

The Company has recently built and deployed three standing specialty sales teams that each promotes multiple complementary products from different manufacturers. In October 2002, the Company deployed a team promoting products to physicians in the women's health marketplace. The Company deployed a team promoting products to the dental marketplace in November 2002. In January 2003, Ventiv deployed a team promoting products to the dermatology marketplace. In September 2003, the Company discontinued the services of its dermatology team, based on less than expected results from products promoted by that team.

Results of Operations

The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv's consolidated statements of earnings, including such data as a percentage of revenues.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

	For the Three Months Ended September 30,

	2003		2002

Revenues	$59,291	100.0%	$46,888	100.0%
Operating expenses:
Cost of services	47,968	80.9%	38,642	82.4%
Selling, general and administrative expenses	6,516	11.0%	6,137	13.1%

Total operating expenses	54,484	91.9%	44,779	95.5%

Operating earnings	4,807	8.1%	2,109	4.5%
Interest expense	(127)	(0.2%)	(614)	(1.3%)
Interest income	94	0.2%	144	0.3%

Earnings from continuing operations before income taxes	4,774	8.1%	1,639	3.5%
Income tax provision	1,814	3.1%	623	1.3%

Earnings from continuing operations	2,960	5.0%	1,016	2.2%

Earnings (losses) from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	(525)	(0.9%)	(117)	(0.3%)
Gains (losses) on disposals of discontinued operations, net of taxes	(5,553)	(9.4%)	3,400	7.3%

Net earnings (losses) from discontinued operations	(6,078)	(10.3%)	3,283	7.0%

Net earnings (losses)	$(3,118)	(5.3%)	$4,299	9.2%

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.13		$0.04
Diluted	$0.12		$0.04
Discontinued operations:
Basic	$(0.27)		$0.15
Diluted	$(0.26)		$0.15
Net earnings (losses):
Basic	$(0.14)		$0.19
Diluted	$(0.14)		$0.19

Revenues: Revenues increased by approximately $12.4 million, or 26.5%, to $59.3 million in the three-month period ended September 30, 2003, from $46.9 million in the three months ended September 30, 2002.

Revenues in our VHSM business were $51.4 million, an increase of $11.0 million or 27.1% from the $40.4 million in the same period in 2002, and accounted for 86.7% of total Ventiv revenues for the three months ended September 30, 2003. This increase resulted primarily from the startup of the Watson contract and the second phase of the ALTANA contract, as more fully described in the Recent Business Developments section above, offset by lower revenues from the Bayer contract and the Reliant Pharmaceuticals, Inc. ("Reliant") contract; in October 2002, the Company reached final fee settlement with Reliant on the conversion of the field force from full-time Ventiv employment to full-time Reliant employment.

Our HPR business generated $7.9 million of revenue, which was 13.3% of total revenues, in the three-month period ended September 30, 2003, compared to $6.4 million in the three-month period ended September 30, 2002. Increased business from AstraZeneca and Schering-Plough Corporation mainly contributed to this variance for the third quarter.

Costs of Services: Costs of services increased by approximately $9.4 million or 24.1%, to $48.0 million this fiscal quarter from $38.6 million in the three-month period ended September 30, 2002. Costs of services decreased as a percentage of revenues to 80.9% from 82.4% in the three-month periods ended September 30, 2003 and 2002, respectively.

Costs of services at the VHSM business increased by approximately $8.9 million, or 26.2%, to $43.1 million in the third quarter of 2003 from $34.2 million in the third quarter of 2002. This variance is slightly lower than the increase in revenue between the related periods. Costs of services were 83.9% of VHSM revenue in the third quarter of 2003, compared to 84.5% in the third quarter of 2002. The slight decrease of costs of services as a percentage of revenue in 2003 as compared to 2002 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. For the three months ended September 30, 2003 and 2002, VHSM’s costs of services included approximately $1.8 million and $1.6 million, respectively, of indirect overhead costs related to several functional support areas that are not directly dependent on the number of sales representatives the Company employs.

HPR's costs of services were $4.8 million in the third quarter of 2003, an increase of $0.3 million or 8.2%, from $4.5 million in the third quarter of 2002. Costs of services represented 61.5% of revenue in the third quarter of 2003 compared to 69.5% in the third quarter of 2002. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2003 that helped to produce higher margins in 2003.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by approximately $0.4 million, or 6.2%, to $6.5 million from $6.1 million in the three-month periods ended September 30, 2003 and 2002, respectively. This increase is primarily due to increased compensation levels in 2003 versus 2002, offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at VHSM increased by approximately $0.4 million, or 12.9%, to $3.4 million in the third quarter of 2003 from $3.0 million incurred in the third quarter of 2002. This increase is primarily due to increased compensation levels in 2003 versus 2002, offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at HPR increased by approximately $0.1 million from $1.4 million in the third quarter of 2002 to $1.5 million during the third quarter of 2003 due to increased compensation for 2003 versus 2002.

Other SG&A was approximately $1.6 million for the three months ended September 30, 2003, a decrease of approximately $0.1 million or 8.5% from $1.7 million for the three months ended September 30, 2002. The decrease was mainly related to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

Interest Expense: Ventiv recorded $0.1 million and $0.6 million of interest expense in the three months ended September 30, 2003 and 2002, respectively. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation ("Foothill"). Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company’s borrowing availability under the line of credit. The cash received was restricted from use for any purpose and was accordingly classified as restricted while the related advance remained outstanding. This advance was repaid on September 4, 2002, together with accrued interest and fees of approximately $0.4 million (approximately $0.3 million of which was incurred in the three-month period ended September 30, 2002).

Interest Income: Ventiv recorded approximately $0.1 million of interest income in both of the third quarters of 2003 and 2002. Variations in our interest income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three-month periods ended September 30, 2003 and September 30, 2002. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from divestitures recently completed by the Company.

Discontinued Operations: As previously discussed in the Recent Business Developments section above, Ventiv's discontinued operations include the following former business units: our European Contract sales organizations, operating in Germany, U.K., Hungary and France; our Stamford, Connecticut-based communications business unit; and our Alpharetta, Georgia-based communications business unit. The results of operations of the discontinued business units have been included in 2002. The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003 and France only through the date of its sale, September 1, 2003, as more fully described below).

For the three months ended September 30, 2003 and 2002 respectively, losses from discontinued operations, net of taxes, were $0.5 million and $0.1 million, respectively. The third quarter 2003 results from discontinued operations mainly consisted of the results of our France-based operations, which were sold on September 1, 2003. The 2002 losses included results of all of the European operating units prior to their dates of sale. For the three months ended September 30, 2003, losses from disposals of discontinued operations were $5.6 million, while gains of $3.4 million were posted for the corresponding period in 2002. During the third quarter of 2003, the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based operating unit; in addition, the Company incurred approximately $0.5 million of expenses, comprising primarily of legal and severance fees associated with the sale. During the third quarter of 2002, the Company sold off its Germany-based operating unit for a net gain of $4.2 million, offset by approximately $0.8 million of disposal costs in its other discontinued units.

In connection with the sale of the Company’s Germany-based operating unit in 2002, the Company may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company has received EUR 0.1 million in each of the first three quarters of 2003 as installments of this additional consideration. In addition, the Company may receive additional consideration up to $0.3 million from the sale of the assets and business of its Hungary-based contract sales operating unit on January 23, 2003. The Company has received approximately $0.1 million in 2003 of this additional consideration. These amounts are included as disposal gains on the Consolidated Statements of Operations.

Net Earnings and Earnings Per Share ("EPS"): Ventiv’s net earnings decreased by approximately $7.4 million to a loss of $3.1 million, from a gain of $4.3 million in the three months ended September 30, 2003 and 2002, respectively. Earnings per share decreased to a loss of $0.14 for the three-month period ended September 30, 2003 from earnings of $0.19 for the three-month period ended September 30, 2002.  Operating results were higher due to increased revenues from certain contracts and various cost saving strategies, while third quarter 2003 losses from discontinued operations mainly contributed to the decrease in net earnings, as more fully explained above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

	For the Nine Months Ended September 30,
	2003		2002

Revenues	$149,183	100.0%	$165,5255	100.0%
Operating expenses:
Cost of services	123,808	83.0%	139,483	84.3%
Selling, general and administrative expenses	17,750	11.9%	19,449	11.7%
Gain on sale of real estate	(392)	(0.3)%	--	--

Total operating expenses	141,166	94.6%	158,932	96.0%

Operating earnings	8,017	5.4%	6,593	4.0%
Interest expense	(373)	(0.3%)	(1,425)	(0.9%)
Interest income	319	0.2%	325	0.2%

Earnings from continuing operations before income taxes	7,963	5.3%	5,493	3.3%
Income tax provision	3,026	2.0%	2,087	1.3%

Earnings from continuing operations	4,937	3.3%	3,406	2.0%

Earnings from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	(4,154)	(2.8%)	(2,797)	(1.7%)
Losses on disposals of discontinued operations, net of taxes	(6,906)	(4.6%)	(1,412)	(0.9%)
Tax benefit related to the disposal of discontinued operations	--	--	5,400	3.3%

Net earnings (losses) from discontinued operations	(11,060)	(7.4%)	1,191	0.7%

Net earning (losses):	$(6,123)	(4.1%)	$4,597	2.8%

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.22		$0.15
Diluted	$0.21		$0.15
Discontinued Operations:
Basic	$(0.49)		$0.05
Diluted	$(0.48)		$0.05
Net earnings (losses):
Basic	$(0.27)		$0.20
Diluted	$(0.27)		$0.20

Revenues: Revenues decreased by approximately $16.3 million, or 9.9%, to $149.2 million in the nine-month period ended September 30, 2003, from $165.5 million in the nine months ended September 30, 2002.

Revenues in our VHSM business were $127.6 million, a decrease of $18.1 million or 12.4% from the $145.7 million in the same period in 2002, and accounted for 85.5% of total Ventiv revenues for the nine months ended September 30, 2003. This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment effective as of March 31, 2002. In addition, the Endo contract was partially converted as of June 30, 2002. These reductions in revenues were partially offset by increased revenues generated through the launch of the ALTANA project in September 2002 and the Watson contract in the third quarter of 2003, as more fully explained in Recent Business Developments.

Our HPR business generated $21.6 million of revenue, which was 14.5% of total revenues, in the nine-month period ended September 30, 2003, compared to $19.1 million in the nine-month period ended September 30, 2002. Increased revenues from Schering-Plough Corporation and Bayer mainly contributed to this variance.

Costs of Services: Costs of services decreased by approximately $15.7 million or 11.2%, to $123.8 million in the nine-month period ended September 30, 2003 from $139.5 million in the nine-month period ended September 30, 2002. Costs of services decreased as a percentage of revenues to 83.0% from 84.3% in the nine-month periods ended September 30, 2003 and 2002, respectively.

Costs of services at the VHSM business decreased by approximately $16.2 million, or 12.8%, to $110.4 million in the first nine months of 2003 from $126.6 million in the first nine months of 2002. This variance is consistent with the decrease in revenue between the related periods. Costs of services were 86.6% of VHSM revenue in the first nine months of 2003, compared to 86.9% in the first nine months of 2002. For the nine months ended September 30, 2003 and 2002, VHSM’s costs of services included approximately $5.2 million and $5.6 million, respectively, of indirect overhead costs related to several functional support areas that are not directly dependent on the number of sales representatives the Company employs.

HPR's costs of services were $13.4 million for the first nine months of 2003, an increase of $1.2 million or 9.6%, from $12.2 million in the first nine months of 2002. Costs of services represented 61.9% of HPR’s revenue in the first nine months of 2003, compared to 63.9% in the first nine months of 2002. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2003 that helped to produce higher margins in 2003.

Selling, General and Administrative Expenses: SG&A expenses decreased by approximately $1.7 million, or 8.7%, to $17.8 million from $19.5 million in the nine-month periods ended September 30, 2003 and 2002, respectively. This decrease is primarily due to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations, slightly offset by increased compensation levels for 2003 versus 2002.

SG&A expenses at VHSM increased by approximately $1.2 million, or 14.2%, to $9.8 million in the first nine months of 2003 from $8.6 million incurred in the first nine months of 2002. This increase is primarily due to increased compensation levels from 2002 to 2003.

SG&A expenses at HPR remained at $3.9 million for during the first nine months of 2003, unchanged from the first nine months of 2002. There was a reduction of compensation and benefits costs to employees, resulting from turnover involving some higher-level management positions, as well as cost savings recognized as HPR closed a foreign office in the third quarter of 2002. This decrease was offset by increased compensation for 2003 versus 2002.

Other SG&A was approximately $4.0 million for the nine months ended September 30, 2003, a decrease of approximately $2.9 million or 42.0% from $6.9 million for the nine months ended September 30, 2002. The decrease was mainly related to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. In addition, the Company discontinued its VIS business, which was included in its "Other" segment in 2002.

Interest Expense: Ventiv recorded $0.4 million and $1.4 million of interest expense in the nine months ended September 30, 2003 and 2002, respectively. Interest expense decreased in 2003 as a result of the Company's repayment of the $35.0 million outstanding under its prior line of credit in February 2002. Also, during the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company’s borrowing availability under the line of credit. The cash received was restricted from use for any purpose and was accordingly classified as restricted while the related advance remained outstanding. This advance was repaid on September 4, 2002, together with accrued interest and fees of approximately $0.4 million (approximately $0.3 million of which was incurred in the three-month period ended September 30, 2002).

Interest Income: Ventiv recorded approximately $0.3 million of interest income in both of the first nine months of 2003 and 2002. Variations in our interest income levels result from differences in average amounts of cash and cash equivalents available for investment and the prevailing short-term interest rates during these periods.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 38.0% for the nine-month periods ended September 30, 2003 and September 30, 2002. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from divestitures recently completed by the Company.

Discontinued Operations: As previously discussed in Recent Business Developments, Ventiv's discontinued operations include the following business units: our European Contract sales organizations, operating in the Germany, U.K., Hungary and France; our Stamford, Connecticut-based communications business unit; and our Alpharetta, Georgia-based communications business unit. The results of operations of the discontinued business units have been included in 2002. The results of operations of the France-based and Hungary-based contract sales organizations have been included in both 2002 and 2003 (Hungary only through the date of its sale, January 23, 2003 and France only through the date of its sale, September 1, 2003, as more fully described below).

For the nine months ended September 30, 2003 and 2002, losses from discontinued operations, net of taxes, were $4.2 million and $2.8 million, respectively. The 2003 results from discontinued operations mainly consisted of the results of our France-based operations, which were sold on September 1, 2003. The 2002 losses included results of all of our discontinued units, prior to their dates of sale. For the nine months ended September 30, 2003 and 2002, losses from disposals of discontinued operations were $6.9 million and $1.4 million, respectively. The 2002 losses comprised of the divestitures of the Germany-based business unit and our Alpharetta, Georgia-based and Stamford, Connecticut-based communications business units. For the nine months ended

September 30, 2003, the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based operating unit; in addition, the Company incurred approximately $1.2 million of expenses, comprising primarily of legal and severance fees associated with the sale of its France and UK-based operating units. On January 23, 2003, the Company completed the sale of the assets and business of its Hungary-based contract sales operating unit. Total consideration of $0.3 million was satisfied in cash and received in full on the completion of the transaction. The Company recorded a loss of $0.6 million, net of taxes, related to this transaction in the first quarter of 2003. Finally, in connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit.

In connection with the sale of the Company’s Germany-based operating unit in 2002, the Company may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company has received EUR 0.1 million in each of the first three quarters of 2003 as installments of this additional consideration. In addition, the Company may receive additional consideration up to $0.3 million from the sale of the assets and business of its Hungary-based contract sales operating unit on January 23, 2003. The Company has received approximately $0.1 million in 2003 of this additional consideration. These amounts are included as disposal gains on the Consolidated Statements of Operations.

EPS: Ventiv's net earnings decreased by approximately $10.7 million to a loss of $6.1 million, from earnings of $4.6 million in the nine months ended September 30, 2003 and 2002, respectively. Earnings per share decreased to a loss of $0.27 for the nine-month period ended September 30, 2003 from earnings of $0.20 for the nine-month period ended September 30, 2002. Lower revenues and increased losses from discontinued operations, partially offset by the benefits of cost savings strategies, contributed to the decrease in net earnings, as more fully explained above.

Liquidity and Capital Resources

At September 30, 2003, Ventiv had $52.5 million of unrestricted cash and equivalents, an increase of $6.5 million from December 31, 2002. For the nine months ended September 30, 2002 compared to September 30, 2003, cash provided by operations decreased by $13.5 million from $28.2 million to $14.7 million. Cash provided by investing activities decreased from a source of $7.3 million to a use of $0.5 million in the nine months ended September 30, 2003. Cash used in financing activities decreased by $37.3 million from $41.6 million to $4.3 million over the same comparative periods.

Cash provided by operations were $14.7 million and $28.2 million in the nine months ended September 30, 2003 and 2002, respectively. This decrease was, in large part, due to the billing and collection of certain payments due under the Bayer, BMS and Reliant agreements in 2002. Bayer paid the Company $35.8 million in February 2002. Similarly, in January 2003, the Company received $10.6 million from Bayer as the contract was amended. Also, in 2003 startup costs for the ALTANA and Watson contracts were incurred and not billed or received until after September 30, 2003.

Cash used in investing activities was $0.5 million for the nine months ended 2003 compared to $7.3 million provided in the same period during 2002. The Company received total proceeds of approximately $1.2 million in 2003 comprising of the divestiture of its Hungary-based business on January 23, 2003 and from payments received subsequent to the 2002 divestitures of our German contract sales unit and our Stamford, Connecticut-based communications business unit. For the nine months ended September 30, 2002, the Company received approximately $10.4 million of disposal proceeds directly from the divestiture of the Stamford, Connecticut- and Alpaharetta, Georgia-based communications’ business unit, and the German contract sales business unit. The Company also received $1.1 million from the sale of real estate in VHSM during the second quarter of 2003.

Cash used in financing activities was $4.3 million and $41.6 million for the nine months ended September 30, 2003 and 2002, respectively. In February 2002, the Company repaid the $35.0 million that was outstanding under its previous credit facility (see below). Since then, the Company has not drawn on its existing line of credit. The Company has an existing letter of credit for insurance on its automobile fleet in its VHSM business unit. This letter of credit, valued at $0.8 million, has been fully cash collateralized by the Company in the first quarter of 2003. During 2002, the Company also fully cash collateralized $1.0 million for its fleet lease program in its UK-based contract sales unit prior to its sale in October 2002. Finally, the Company made capital lease payments of $3.7 million and $5.0 million in 2003 and 2002, respectively, under the fleet lease agreement in its VHSM business unit.

On March 29, 2002, the Company entered into an asset-based lending agreement with Foothill Capital Corporation, expiring on March 31, 2005, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at September 30, 2003.

A summary of our contractual obligations and commercial commitments as of September 30, 2003 are as follows:

(Amounts in thousands)		Amounts Due In
Obligation	Total Obligation	2003	2004	2005 and thereafter

Capital lease obligations	$15,173	$1,478	$5,913	$ 7,782
Operating leases	17,957	917	3,872	13,168

Total obligations	$33,130	$2,395	$9,785	$20,950

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months and for the foreseeable future. We did not have material commitments for capital expenditures as of the end of the period covered by this report.

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

Business Considerations

Our business, financial condition and results of operations may be materially affected by the matters discussed under the caption "Business Considerations" within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2003, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company's available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestiture of the Company’s European business units.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed by the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company presently has in place disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 5.    Other Information

Effective September 17, 2003, the Company’s By-Laws were amended to increase the number of days for written notice of a special meeting of the stockholders from 10 days to 30 days prior to such a meeting. The Company’s By-Laws were also amended to require stockholders seeking to nominate directors or introduce other business at an annual or special meeting of stockholders to provide certain information to the Company in advance of the meeting. In order to be timely, the information must be provided, with respect to a special meeting, not earlier than the 90 th day prior to such special meeting and not later than the later of the 60 th day prior to such special meeting or the 10 th day following the date on which the date of such special meeting is publicly announced. In the case of an annual meeting, the information must be delivered not later than 60 th day and not earlier than the 90 th day prior to the first anniversary of the preceding year’s annual meeting, except that for purposes of the Company’s 2004 annual meeting of stockholders, timeliness will be determined as described in the preceding sentence as if the 2004 annual meeting were a special meeting. The foregoing description of the Company’s by-law amendments is qualified in its entirety by reference to the text of the amended by-laws, which are included as Exhibit 3.2 to this Report.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits
3.2	Amendments to Company By-Laws, effective September 17, 2003

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K
Current Report on Form 8-K, filed as of August 12, 2003, Item 9, regarding the Company’s release of financial information for the second quarter of its 2003 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: November 13, 2003	By:	/s/ John R. Emery

Title Chief Financial Officer

