Form 10-K
VENTIV HEALTH INC
filed 2004-03-12
CIK 1089473

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _____________to _____________

Commission file number: 0-30318

VENTIV HEALTH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction No. of Incorporation or Organization)	52-2181734 (I.R.S. Employer Identification No.)

200 Cottontail Lane Vantage Court North Somerset, New Jersey 08873
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 416-0555

Securities registered pursuant to Section 12(g) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Based on the closing sale price on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $44,910,293. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 25, 2004, there were 23,125,129 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (the “Report”), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risks Related to Our Business” in Item 7 of this Report.

The forward-looking statements contained in this Report speak only as of the date hereof and are based upon information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. Except as required by applicable laws or regulations, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business.

Overview

Ventiv Health, Inc. and subsidiaries (collectively “Ventiv" or "the Company") is a leading provider of outsourced sales and marketing solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; and strategic and tactical planning. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

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

We make available on our website, located at www.ventiv.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information found on our website should not be considered part of this annual report on Form 10-K.

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

The following is a detailed description of our individual business units (see Part II – Item 8 – Notes to Consolidated Financial Statements – Segment Information for a further description):

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

HPR offers the following core services, which it customizes for particular clients:

  Market Segmentation Analyses : HPR conducts segmentation analyses of the physician universe using pharmacy-level data in combination with numerous variables such as product potential, market share, the medical professionals' specialties and reputations as innovators, and many others individually weighted qualitative and quantitative data points. Segmenting this physician-level data supports analyses and modeling that are designed to address issues such as promotion response, targeting, message development and forecasting. HPR also links segment data to primary market research to identify differences in attitudes and estimate future prescribing patterns.
  Promotion Planning and Evaluation : HPR's proprietary Promotion Response Optimization Model (“PROM SM ”) measures historical promotion response by physicians from various personal and non-personal promotional events (including market trials). This provides a comprehensive understanding of the sales responsiveness to an individual product or marketing effort. PROM SM is unique in that it can measure a separate response for individual physicians by promotional channel. PROM SM is also designed to quantify the interactive effect of promotional media. This data is used to determine the optimal promotional mix. Ultimately, PROM SM is used to provide market intelligence to enhance market share, identify optimal sampling levels, evaluate the cost of a detail over time, understand the impact of marketing programs and measure field force effectiveness.
  Resource Allocation (Single and Multi-Product) : Utilizing segmentation and promotional response data, HPR's resource allocation models determine the resource needs for single-product or multiple brand promotions.

         The UniBrand SM model uses the output of a PROM SM analysis and market research as inputs into a causal forecasting model that develops, by brand, future  promotion response curves and optimal, unconstrained details by physician segment while considering future market events and the knowledge of product management. Based on the response by promotion type and an understanding of the interaction among promotion types, a promotion mix analysis can determine the optimal promotion by brand. The UniBrand SM approach focuses on increasing return on investment through the evaluation of content and capital employed for each promotion type. Additionally, it also identifies how one type of promotion can substitute for and/or enhance other promotion types.

         Once the future response curves have been calibrated by UniBrand SM , this leading-edge technology can be incorporated in a multi-product resource allocation model, or RAM SM . RAM SM is designed to maximize sales and profits by determining optimal sales force size and structure, as well as constrained details across brands. The RAM SM approach also can be used to examine "what if" scenarios for different strategic and tactical alternatives.

  Call Planning : Through its proprietary technologies and its Call Planning System ("CAPS SM” ) HPR provides an easily implemented targeting plan for the sales representative while ensuring the optimum allocation of field force effort across brands and physicians. The CAPS SM system determines the best call frequency and brand Detailing priorities for each physician. CAPS SM also supports changes in the portfolio focus on short notice, thereby enabling organizations to respond quickly to internal and external developments.
  Sales Force Deployment and Analysis Group : HPR provides strategic sales force alignment and deployment strategies for home office and field teams. Alignment services are conducted by analysts with technical expertise as well as healthcare industry experience who are committed to the design and realignment of sales forces.
  Data Services : HPR provides healthcare-specific data management services by integrating data from multiple sources, including internal legacy systems and purchased third-party data, to identify opportunities that drive business performance. Data service consultants design customized data collection and manipulation software programs which analyze data, maintain report generation functions and manage operational activities such as production control, data clean-up, matching and ad hoc projects.
  Market Research : HPR conducts primary and secondary research, syndicated studies, market tracking and custom research audits. It has establishment expertise in developing proprietary customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers. During 2000, HPR introduced its pioneering Metropolitan-Area Promotional Audit (“MPA”), a syndicated service that studies thousands of physicians and tracks pharmaceutical promotional activity city by city, intelligence that was previously available only on a national basis.

  Strategic Consulting : HPR's consultants in the strategic consulting group work with clients, designing solutions for issues such as resource allocation, forecasting, pricing, and compensation. Their focus on incorporating best practices within the culture of organizations yields pragmatic and easily implemented business solutions that can be integrated throughout the organization.
HPR has invested significantly in the development of desktop tools that incorporate several of HPR's proprietary analytical models. The Company believes that these products will enhance future revenues by creating new revenue streams and demand for additional analytical consulting services.

VHSM

VHSM is organized to plan, implement and execute outsourced product commercialization programs for prescription pharmaceutical and other life sciences products. VHSM maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. Currently, VHSM operates one of the largest contract sales organizations in the U.S. (larger, in fact, than some pharmaceutical companies), with approximately 2,100 sales representatives as of December 31, 2003.

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's Food and Drug Administration (“FDA”)-approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential side-effects, dosage, danger of contra-indications with other drugs, cost and any other appropriate information. The dialogue is two-way with the salesperson collecting the views of each individual physician. Discussions will often include topics such as the type of patient most likely to benefit from a particular therapy as well as the relative benefits of alternative products. This requires the salesperson to be well educated and highly trained. Recruiting qualified personnel and providing client and product specific training are both core competencies of VHSM. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product.

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

Consistent with standard practices in the pharmaceutical industry VHSM collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed exclusively for VHSM. This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy. VHSM also offers this sales force automation system on a standalone basis to clients.

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

Registered with the FDAas a secondary repackager, VHSM offers a full complement of warehousing, assembly and packaging, and mailing and distribution services. This allows VHSM to provide quick and efficient assembly of promotional programs with samples, under controlled conditions, and ship these promotional materials to potential prescribers from its warehouse. The effective warehousing and distribution system allows for precise tracking of inventory levels for all products. The group's combination of pharmaceutical warehousing and direct mail capabilities allows it to offer coordinated sample delivery and sales calls on physicians as well as administer drug recalls and rebate programs, all of which have the potential to be part of a seamless service offering for the client. For example, offering avenues of support through the direct mail and sample fulfillment programs could enable VHSM and other sales forces to operate more efficiently and effectively by automating a significant portion of the post-physician consultation follow-up work (such as literature and sample mailings).

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

Leading Healthcare Marketing and Sales Services Company: We are one of the largest providers of pharmaceutical contract sales services in the U.S. and we are also a significant provider of strategic and tactical sales and marketing planning in the U.S. We detail to a large number of physicians, nurses, pharmacists and formularies—approximately 2.7 million calls were made on physicians in 2003 alone. These targets are regularly contacted by our representatives, enabling the collection of valuable profiling data. Our large-scale presence in our markets provides significant advantages in terms of experience, speed, capabilities, and technology.

Comprehensive Service Offering: We offer a broad range of services, from strategic and tactical planning and analytics to the recruiting, training, deployment and management of sales forces and development of sales and marketing strategies. We believe that Ventiv’s combination of planning and analytics capabilities and sales and marketing experience effectively differentiates Ventiv in its marketplaces.

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

Clients

We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies. During 2003, approximately 81% of our revenues were derived from our ten largest clients. Our ten largest clients during 2003, listed alphabetically, were as follows: Abbott Laboratories (“Abbott”), Allergan Inc., ALTANA Pharma (“ALTANA”), Bayer Corporation (“Bayer”), Boehringer Ingeheim Pharmaceuticals, Inc., Endo Pharmaceuticals, Inc (“Endo”), Johnson and Johnson, Noven Pharmaceuticals, Inc., Upsher-Smith Laboratories, Inc. and Watson Pharmaceuticals, Inc. (“Watson”). Two clients accounted for approximately 23% and 18%, respectively, of our total revenue for the year ended December 31, 2003. Three clients accounted for 25%, 12% and 11%, respectively, of our revenues during 2002. No other clients accounted for more than 10% of revenue in 2003 or 2002.

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

Planning and Analytics: HPR’s largest competitor in the strategic and tactical planning marketplace is ZS Associates, which provides a range of market segmentation, promotion planning and resource allocation services comparable to HPR’s service offerings. In the market research marketplace, HPR competes against a variety of large and small companies, which provide primary and secondary market research on a contract basis.

Seasonality

Although Ventiv’s business is subject to variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, Ventiv’s business is not generally subject to seasonal variation.

Employees

At December 31, 2003, we employed approximately 2,400 people in continuing operations, including approximately 2,100 sales representatives. Our part-time sales force employees account for approximately three percent of our total field workforce. We believe that our relations with our employees are satisfactory.

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

Item 2. Properties.

Our principal executive offices are located in Somerset, New Jersey at a site we lease. Ventiv and its operating subsidiaries lease a total of seven facilities in the U.S. The operating leases on the facilities expire through fiscal year 2008.

Item 3. Legal Proceedings.

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters are believed to be without merit or are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq National Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2003
First Quarter	$2.74	$1.72
Second Quarter	4.25	2.55
Third Quarter	7.55	4.15
Fourth Quarter	9.31	7.10

	High	Low
Year ended December 31, 2002
First Quarter	$4.00	$1.15
Second Quarter	2.98	1.55
Third Quarter	2.70	1.02
Fourth Quarter	2.18	1.00

On February 26, 2004, there were approximately 180 record holders of Ventiv's common stock.

To date, Ventiv has not declared cash dividends on its common stock and is currently restricted from doing so under its credit agreement. Ventiv does not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes securities authorized for issuance under the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
1999 Stock Incentive Plan – option program.	3,863,751	$3.76	278,715

Equity compensation plans not approved by security holders	-	$0.00	-

Total	3,863,751		278,715

The transfer agent for Ventiv's common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, the Company's historical consolidated financial statements and related notes included elsewhere in this Form 10-K. Historical financial information may not be indicative of Ventiv's future performance. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Revenues	$224,453	$215,387	$294,763	$274,686	$166,949

Earnings (losses) from continuing operations	$9,895	$4,941	$(16,060)	$24,715	$3,817

Earnings (losses) from discontinued operations	$(4,119)	$2,951	$(42,442)	$(7,901)	$(14,424)

Net Earnings (losses)	$5,776	$7,892	$(58,502)	$16,814	$(10,607)

Basic earnings (losses) per share
Continuing operations	$0.43	$0.22	$(0.71)	$1.09	$0.16

Discontinued operations	$(0.18)	$0.13	$(1.87)	$(0.35)	$(0.60)

Net earnings (losses)	$0.25	$0.35	$(2.58)	$0.74	$(0.44)

Diluted earnings (losses) per share
Continuing operations	$0.42	$0.22	$(0.71)	$1.06	$0.16

Discontinued operations	$(0.18)	$0.13	$(1.87)	$(0.34)	$(0.60)

Net earnings (losses)	$0.24	$0.35	$(2.58)	$0.72	$(0.44)

Shares used in computing basic earnings (losses) per share	22,919	22,842	22,648	22,628	23,907

Shares used in computing diluted earnings (losses) per share	23,801	22,857	22,648	23,406	23,907

Balance sheet data:
Total assets	$180,708	$153,418	$232,343	$249,491	$230,754

Long-term debt (a)	$18,488	$8,904	$16,947	$31,857	$--

Total equity	$107,725	$96,446	$87,206	$145,311	$141,938

(a) Long-term debt includes the non-current portion of the capital lease obligations but excludes the current portion of the line of credit and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2003, 2002 and 2001.

Overview

Ventiv is a leading provider of outsourced sales and marketing solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions.

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

Ventiv became a public reporting company in connection with its spin-off from Snyder Communications, Inc. in 1999. Ventiv has not conducted any other offerings of debt or equity securities (other than the offering of shares underlying stock options to its employees) and has funded its operations principally through internally generated cash flow. Although Ventiv currently maintains, and has traditionally maintained, availability under a bank line of credit, Ventiv has no currently outstanding borrowings under its bank line.

Ventiv’s businesses are organized into two operating reportable segments based on products and services offered: Planning and Analytics (through the Company’s HPR subsidiary) and Ventiv Health Sales and Marketing (“VHSM”) , The Company’s non-operating reportable segment, “Other”, encompasses the activities of the corporate group.

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

Critical Accounting Policies

Revenue Recognition

Revenues are recognized on product detailing contracts as services are performed. Most of the Company’s VHSM contracts involve two phases, a “Deployment phase”, typically three months, in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which the Company’s deployed field force actively promotes specified products for clients through detailing (“Detailing”).

Most of the Company’s contracts specify a separate fee for the initial “Deployment phase” of a project. The Company considers the Deployment phase to be a separate and distinct earnings process and recognizes the related revenues throughout the Deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract.

The Company recognizes revenue during the “Promotion phase” of its contracts on a straight-line basis based on the size of the deployed field force.

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

A number of the Company’s smaller detailing contracts for products promoted by the Company’s standing specialty sales teams are revenue-sharing based arrangements whereby the Company receives a portion of the revenue from products it promotes. Revenue from these contracts is recognized when agreed upon performance benchmarks have been attained and payment is reasonably assured.

The Company periodically analyzes its Detailing contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product or field force performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.

Non-refundable conversion fees are earned and recognized as revenue when one of the Company’s sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services.

Revenues for the Company’s HPR planning and analytics business generally include fixed fees, which are recognized when monthly services are performed based on percentage of completion and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

Customers are invoiced according to agreed upon billing terms. Contracts that are invoiced prior to performance of related services are recorded as client advances and unearned revenue and are not recognized as revenues until earned, in accordance with the Company’s revenue recognition policies. Amounts earned for revenues recognized before the agreed upon billing terms have been met are recorded as revenue and included in unbilled services. Upon billing, these amounts are transferred to billed accounts receivable.

Contracts are typically either terminable upon 60-90 days written notice by client, or non-cancelable for a one year term. Most contracts are immediately terminable by the client for default by the Company. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

Goodwill and Other Intangible Assets

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement requires that goodwill and intangible assets with an indefinite life not be amortized but instead be tested for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, the Company no longer amortizes its goodwill and performs the goodwill impairment test annually in June. Prior to fiscal 2002, the Company amortized goodwill over periods of twenty-five to thirty years. Goodwill related to those businesses now comprising the Company’s continuing operations was reflected in the Company’s consolidated balance sheets as of December 31, 2003 and 2002 at a carrying amount of approximately $20.6 million for both years. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the Company’s VHSM operating segment.

Recent Business Developments

Effective September 12, 2002, the Company entered into a multi-year fee for service agreement to provide ALTANA, the U.S. operations of German-based ALTANA Pharma AG, with a nationwide sales force, including recruitment, training and operational support. Under the terms of the agreement, in a first phase, Ventiv provides up to 220 full-time sales representatives and 10 Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the third quarter of 2002, while the revenues related to the promotion activities for this engagement commenced in the fourth quarter of 2002.

During the fourth quarter of 2002 and the first quarter of 2003, the Company built and deployed three standing specialty sales teams that each promoted multiple complementary products from different manufacturers. These teams promoted products to the women's health, dental, and the dermatology marketplaces. In September 2003, the Company discontinued the services of its dermatology team, based on less than expected results from products promoted by that team. In January 2004, the services related to the dental team were discontinued for the same reason, while services related to the women’s health team have been reassigned to other VHSM projects.

Effective January 23, 2003, the Company entered into a letter agreement to provide ALTANA with a second nationwide sales force, including recruitment, training and operational support.  The agreement was finalized on August 23, 2003. Under the terms of the agreement, Ventiv provides 248 additional full-time sales representatives and six Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenues related to the promotion activities for this engagement commenced in the third quarter of 2003.

On March 18, 2003, the Company entered into a multi-year fee-for-service agreement with Watson to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv provides approximately 385 full-time sales representatives and 37 district managers. Revenues associated with the initial recruiting and training of this sales force were initially recognized during the second quarter of 2003, while initial revenues related to the promotion activities for this engagement commenced in the third quarter of 2003.

In September 2003, the Company was notified by Endo of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives being employed by Endo by December 31, 2003.

       During October 2003, the Company executed a second contract sales agreement with Bayer to provide a national sales force of 200 additional full-time sales representatives and 18 District Managers. Revenues associated with the initial recruiting and training of this sales force, as well as initial revenues related to the promotion activities for this engagement was recognized during the fourth quarter of 2003. This sales force is in addition to Ventiv’s existing sales force with Bayer, which was downsized from 500 to 350 sales representatives on January 1, 2003.

   Divesting Transactions

During 2002, Ventiv refocused its operations on its core U.S. marketing services and analytics businesses and commenced the process of divesting or discontinuing certain of its operations. The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002, the sale of its Alpharetta, Georgia-based business unit on June 3, 2002, the sale of its Germany-based contract sales business unit on September 26, 2002, the sale of its U.K.-based contract sales business unit on October 16, 2002, and the sale of its Hungary-based contract sales business (a wholly-owned subsidiary of its U.K.-based operations) on January 23, 2003.

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

The following table summarizes the terms of sale for the Company’s recent divestitures:

Operation	Consideration at Closing	Additional Consideration
Stamford, Connecticut-based business unit	$3.4 million in cash and $0.6 million, note receivable (subsequently collected)	Not applicable
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit
Ventiv Health Germany	EUR 6.2 million ($6.1 million)	Up to EUR 5.0 million payable from future earnings of the business ($0.3 million received as of December 31, 2003)
U.K.-based contract sales operating unit	$7.5 million	Not applicable
Hungary-based contract sales business	$0.3 million	Up to $0.3 million ($0.1 million received as of December 31, 2003)

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

Selling, general and administrative expenses consist primarily of costs associated with administrative functions such as finance, accounting, human resources and information technology, as well as personnel costs of senior management not specifically associated with delivery of client services. In addition, costs related to business development and new product developments are classified as selling, general and administrative expenses.

Restructuring charges recorded during 2001 include costs to rationalize management and employee positions, all costs associated with the early termination of leases for office space and abandonment of related improvements to that space, as well as anticipated losses on the disposition of assets not related to Ventiv's core business.

The results of operations of the discontinued business units have been included in discontinued operations for all years presented.

The following sets forth, for the periods indicated, certain components of Ventiv's statement of operations, including such data stated as a percentage of revenues.

	For the Years Ended December 31,
	2003		2002		2001
	(in thousands, except for per share data)
Revenues	$224,453	100.0%	$215,387	100.0%	$294,763	100.0%
Operating expenses:
Cost of services	182,658	81.4%	178,901	83.1%	260,171	88.3%
Selling, general and administrative expenses	26,223	11.7%	27,397	12.7%	32,181	10.9%
Impairment of goodwill	--	0.0%	--	0.0%	14,811	5.0%
Restructuring charges	--	0.0%	--	0.0%	2,025	0.7%
Realized losses on investments	--	0.0%	--	0.0%	2,600	0.9%
Gain on sale of real estate	(392)	(0.2)%	--	0.0%	--	0.0%

Total operating expenses	208,489	92.9%	206,298	95.8%	311,788	105.8%

Operating earnings (losses)	15,964	7.1%	9,089	4.2%	(17,025)	(5.8)%
Interest expense	(549)	(0.3)%	(1,576)	(0.7)%	(4,494)	(1.5)%
Investment income	413	0.2%	456	0.2%	427	0.1%

Earnings (losses) from continuing operations before income taxes	15,828	7.0%	7,969	3.7%	(21,092)	(7.2)%
Income tax provision (benefit)	5,933	2.6%	3,028	1.4%	(5,032)	(1.7)%

Earnings (losses) from continuing operations	9,895	4.4%	4,941	2.3%	(16,060)	(5.4)%

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	(4,092)	(1.8)%	(4,772)	(2.2)%	(40,488)	(13.7)%
Gains (losses) on disposals of discontinued operations, net of taxes	(4,406)	(2.0)%	2,323	1.1%	(1,954)	(0.7)%
Tax benefit arising from the disposal of a discontinued operation	4,379	2.0%	5,400	2.5%	--	0.0%

Earnings (losses) from discontinued operations	(4,119)	(1.8)%	2,951	1.4%	(42,442)	(14.4)%

Net earnings (losses)	$5,776	2.6%	$7,892	3.7%	$(58,502)	(19.8)%

Earnings (losses) per share:
Continuing operations:
Basic	$0.43		$0.22		$(0.71)
Diluted	$0.42		$0.22		$(0.71)
Discontinued and held for sale operations:
Basic	$(0.18)		$0.13		$(1.87)
Diluted	$(0.18)		$0.13		$(1.87)
Net earnings (losses):
Basic	$0.25		$0.35		$(2.58)
Diluted	$0.24		$0.35		$(2.58)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues : Revenues increased by approximately $9.1 million, or 4.2%, to $224.5 million for the year ended December 31, 2003, from $215.4 million for the year ended December 31, 2002.

Revenues in our VHSM business were $194.5 million, an increase of 2.9%, or $5.6 million over 2002, and accounted for 86.7% of total Ventiv revenues during the year ended December 31, 2003. As explained in Recent Business Developments, the Company generated increased revenues during the year ended December 31, 2003 from the ALTANA contract, effective September 12, 2002, a new contract with Watson in March 2003, and a second contract sales agreement with Bayer, which was executed in October 2003. Increased revenues from the new contracts were offset by lower revenues from Reliant Pharmaceuticals, Inc. (“Reliant”), Endo, Bristol-Myers Squibb (“BMS”), and the amended initial Bayer agreement. The Reliant field force converted from full-time Ventiv employment to full-time Reliant employment effective as of March 31, 2002. The Endo contract was partially converted as of June 30, 2002 and fully converted from Ventiv employment to full-time Endo employment in December 2003. The BMS contract was completed during the first half of 2002. Finally, the amendment of the initial Bayer agreement in January 2003 resulted in lower revenues during the year ended December 31, 2003. Revenues from the VHSM business include incentive fees of $1.6 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively.

Our Planning and Analytics business, HPR, generated 13.3% of total revenues during the year ended December 31, 2003. Revenues increased $4.2 million or 16.5%, to $29.9 million from $25.7 million for the years ended December 31, 2003 and 2002, respectively. HPR engaged in increased market research activities in 2003 with clients such as Aventis, Proctor & Gamble and Schering Plough. The increased business was offset in part by reduced business volume with Ortho McNeil and Boehringer Ingelheim.

Costs of Services : Costs of services increased by approximately $3.8 million, or 2.1%, to $182.7 million for the year ended December 31, 2003 from $178.9 million for the year ended December 31, 2002.

Costs of services at the VHSM business increased by $2.5 million or 1.5% to $164.2 million for the year ended December 31, 2003 from $161.7 million during the year ended December 31, 2002. Costs of services in 2003 were 84.4% of revenues compared to 85.6% of revenue in 2002. The increase in costs of services in 2003 was principally due to the following factors: the increase in business and revenues from 2002 to 2003; the effect of the renegotiated Bayer agreement in May 2002, which reduced cost of sales in 2002, as more fully explained in the comparison of the years ended December 31, 2002 and 2001; increased costs in 2003 resulting from the operation of standing specialty sales teams promoting dental, dermatology and women’s healthcare products, which have been discontinued or reassigned to other VHSM projects due to less than expected results from products promoted by those teams; these increases were partially offset by VHSM’s ongoing initiatives to increase operating efficiencies and minimize internal operating costs.

HPR incurred costs of services of $18.5 million for the year ended December 31, 2003, representing an increase of $2.0 million or 12.1% from $16.5 million for the year ended December 31, 2002. Costs of services were 61.8% of revenues in 2003 compared to 64.2% in 2002. The decrease in costs of services as a percent of revenue was primarily due to increased operating efficiencies in market research projects, which, as discussed above, generated an increase in revenues.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by approximately $1.2 million, or 4.3%, to $26.2 million from $27.4 million in the years ended December 31, 2003 and 2002, respectively.

SG&A expenses in the VHSM business increased by approximately $3.3 million to $15.5 million for the year ended December 31, 2003 compared to $12.2 million for the year ended December 31, 2002. This increase is primarily due to increased incentive employee compensation in 2003. Incentive compensation is partially contingent on Company performance in any given year. The Company’s earnings from continuing operations in 2003 exceeded the 2002 earnings from continuing operations, and thus, the incentive compensation was higher in 2003 than 2002.

HPR incurred SG&A expenses of $5.2 million for the year ended December 31, 2003 compared to $5.3 million for the year ended December 31, 2002. The slight decrease is in line with the Company’s effort to increase operating efficiencies .

Other SG&A expenses decreased to $5.5 million for the year ended December 31, 2003 from $9.9 million for the year ended December 31, 2002. This decrease primarily resulted from s avings derived from the group’s ongoing initiatives to increase operating efficiencies and minimize internal operating costs. In addition, the Company incurred non-recurring prior-year re-audit fees recorded in the fourth quarter of 2002.

Interest Expense: Ventiv recorded $0.5 million of interest expense in the year ended December 31, 2003, a decrease of $1.0 million from the year ended December 31, 2002. Interest expense decreased in 2003 as a result of the Company’s repayment of the $35.0 million outstanding balance under its prior line of credit in February 2002, and any interest and fees related to a short-term advance in 2002. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, which was treated as restricted cash. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company’s borrowing availability under the line of credit and was to be repaid ninety days after the initial advance. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002. The Company also incurred $0.3 million of interest expense related to obligations under its capital lease arrangement for the VHSM automobile fleet in the year ended December 31, 2003 and $0.4 million for the corresponding period in 2002.

Income Tax Provision: Ventiv recorded a provision for income taxes on continuing operations using an effective tax rate of 37.5% and 38.0% for the years ended December 31, 2003 and December 31, 2002, respectively. The effective rates were based on reported earnings in each tax jurisdiction in which the Company’s continuing operations conduct business and are subject to taxation.

Discontinued operations : For the years ended December 31, 2003 and 2002, (losses) earnings from discontinued operations, net of taxes, were losses of $4.1 million and earnings of $3.0 million, respectively. The 2003 results from discontinued operations mainly consisted of the results of our France-based operations. The 2002 losses included results of all of our discontinued units, prior to their dates of sale.

For the years ended December 31, 2003 and 2002, (losses) gains from disposals of discontinued operations were losses of $4.4 million and gains of $2.3 million, respectively. The 2002 net gains comprised of the divestitures of the Germany and U.K.-based contract sales business units, and our Alpharetta, Georgia-based and Stamford, Connecticut-based communications business units, as detailed in the comparison between 2002 and 2001 in the next section. For the year ended December 31, 2003, the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based business unit; in addition, the Company incurred approximately $1.2 million of expenses, comprised primarily of legal and severance fees associated with the sale of its France and UK-based business units, and adjustments of residual balances in entities divested. In addition, the Company recorded a loss of $0.6 million on the sale of the assets and business of its Hungary-based contract sales business unit.. These adjustments were offset in 2003 by contingent consideration of approximately $0.5 million recognized pursuant to divestiture agreements on the sale of the Company’s Germany and Hungary-based contract sales business units As a result of these adjustments, there were approximately $2.0 million of tax benefits recorded in 2003.

Finally, in connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. Similarly, in 2003, the Company recorded an estimated $4.4 million tax benefit for current year deductions relating to the disposal of its France-based contract sales business unit.

Net Earnings (Losses) and Earnings (Losses) Per Share: Ventiv's net earnings decreased by approximately $2.1 million to $5.8 million, from net earnings of $7.9 million in the years ended December 31, 2003 and 2002, respectively. Diluted earnings per share decreased to $0.24 for the year ended December 31, 2003 from earnings of $0.35 for the year ended December 31, 2002. Increased losses from discontinued operations, partially offset by increased revenues and the benefits of cost savings strategies, contributed to the decrease in net earnings, as more fully explained above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues: Revenues decreased by approximately $79.4 million, or 26.9%, to $215.4 million in 2002, from $294.8 million in 2001.

Revenues in our VHSM business were $189.0 million, a decrease of 29.9%, or $80.5 million, over 2001, and accounted for 87.7% of total Ventiv revenues in 2002. This decrease resulted primarily from the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of Ventiv’s contract with BMS, both effective as of March 31, 2002. These reductions in revenues were partially offset by increased revenues generated through continuing business with Bayer (which commenced in May 2001), the launch of the ALTANA project in September 2002, and several other new and expanded contracts. Revenues from the VHSM business include incentive fees of $2.5 million and $2.1 million for the years ended December 31, 2002 and 2001, respectively.

HPR generated 11.9% of total revenues in 2002. Revenues increased $0.4 million or 1.7%, to $25.7 million from $25.2 million for the years ended December 31, 2002 and 2001, respectively. Increased business with Abbott and Bayer was offset in part by reduced business volume with BMS, Ortho McNeil and other smaller clients.

Costs of Services: Costs of services decreased by approximately $81.3 million, or 31.2%, to $178.9 million for the year ended December 31, 2002 from $260.2 million for the year ended December 31, 2001.

Costs of services at the VHSM business decreased by $83.8 million or 34.1% to $161.7 million for the year ended December 31, 2002 from $245.5 million in 2001. Costs of services in 2002 were 85.6% of revenues compared to 91.1% of revenue in 2001. The decrease in costs of services as a percentage of revenues in 2002 was principally due to the effect of a more profitable mix of primarily fixed-fee contracts and the effect of the renegotiated Bayer agreement, as stated previously. Additionally, effective March 31, 2002, Reliant opted to internalize the entire Ventiv field force. In the third quarter, the Company and Reliant commenced negotiations regarding final amounts due and owing under the Reliant agreement. On October 9, 2002, the Company reached final agreement with Reliant and received payment for all amounts due and owing, as mutually agreed on that date. During 2001, the Company had deferred recognition of approximately $1.8 million of revenues to provide for certain contingencies under the original Reliant agreement. In the course of final negotiations, the Company agreed to assume the cost of approximately $0.7 million of charge-backs and deductions relating to such contingencies. Accordingly, revenues and operating income for the year ended December 31, 2002 reflect the recognition of $1.1 million of revenues and operating profit in the third quarter of that year which was previously deferred. Finally, the decrease of costs of services as a percentage of revenues in 2002 as compared to 2001 was attributable, in part, to the VHSM group’s ongoing initiatives to increase operating efficiencies and minimize internal operating costs and expenses.

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

Selling, General and Administrative Expenses : SG&A expenses decreased by approximately $4.8 million, or 14.9%, to $27.4 million from $32.2 million in the years ended December 31, 2002 and 2001, respectively.

SG&A expenses in the VHSM business decreased by approximately $2.1 million to $12.2 million in 2002 compared to $14.4 million in 2001. This decrease is primarily due to restructuring actions taken during the third quarter of 2001 and other ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. In addition, the Company experienced SG&A savings due to the discontinuance of amortization of goodwill pursuant to SFAS No. 142, recognizing approximately $1.6 million in goodwill amortization costs in 2001, with no such charges in 2002.

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

Other SG&A expenses decreased to $9.9 million in 2002 from $11.2 million in 2001. Savings derived from restructuring efforts initiated in 2001 were offset in part by severance fees and non-recurring prior-year re-audit fees recorded in the fourth quarter of 2002.

Impairment of Intangible Assets: The Company completed an evaluation of the goodwill and other intangible assets of several of its operating units during the year ended December 31, 2001. In accordance with the Company’s accounting policy in effect at that time, undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for our Promotech business (now a part of the VHSM operating segment) were insufficient to support the carrying amounts of related goodwill. The Company obtained estimates of the current fair values of this operation through an independent third party appraisal. Based on the appraised value in relation to the net book values of this operation at that time, the Company recorded a goodwill impairment charge of approximately $14.8 million.

The Company completed a similar evaluation of the goodwill and other intangible assets of its sales and marketing business during the year ended December 31, 2002. Based on this evaluation, the Company concluded that the fair value of the business was sufficient to support the carrying amounts of related goodwill. Additionally, the Company obtained estimates of the current fair value of this operation through an independent third party appraisal to further supported their conclusions.

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

Losses on investments in equity of non-affiliates : During the second quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote-off its entire $0.5 million investment in Helios.

In the fourth quarter of 2001, the Company provided a full valuation allowance against its $2.1 million investment in RxCentric, Inc. ("RxCentric"). The Company made its initial investment in March 2000 in connection with the formation of a strategic alliance between the companies. Ventiv's principal involvement with RxCentric was through Ventiv's Connecticut-based communications business, which has been divested (see “Discontinued Operations” section below). In conjunction with this divestiture, Ventiv will no longer be pursuing related opportunities with RxCentric.

Interest Expense: Ventiv recorded $1.6 million of interest expense in the year ended December 31, 2002, a decrease of $2.9 million from the year ended December 31, 2001. Interest expense decreased in 2002 as a result of the Company’s repayment of the $35.0 million outstanding under its prior line of credit and reflects the effect of lower overall interest rates in 2002. During the second quarter of 2002, the Company received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation, which was treated as restricted cash. Per the terms of the credit agreement, the related borrowing was not considered a draw against the Company’s borrowing availability under the line of credit and was to be repaid ninety days after the initial advance. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002. The Company also incurred $0.4 million of interest expense related to obligations under its capital lease arrangement for the VHSM automobile fleet in the year ended December 31, 2002 and $1.2 million for the corresponding period in 2001. The decrease in auto fleet interest relates primarily to a decrease in contracts that provided leased autos as well as lower prevailing interest rates in 2002.

Income Tax Provision (Benefit): Ventiv recorded a provision for income taxes on continuing operations using an effective tax rate of 38.0% for the year ended December 31, 2002. The effective rate for the year was based on reported earnings in each tax jurisdiction in which the Company’s continuing operations conduct business and are subject to taxation. The Company reported a net benefit from income taxes in the year ended December 31, 2001 of approximately $5.0 million, primarily attributable to the impairment charge taken against goodwill related to the Promotech operating unit. The provision and benefit recorded in the years ended December 31, 2002 and 2001, respectively, also reflect the net effect of allocating tax benefits and provisions previously recorded in respect of the discontinued operation.

Discontinued Operations: Net earnings (losses) from discontinued operations were earnings of $3.0 million and losses of $42.4 million, net of tax, for the years ended December 31, 2002 and 2001, respectively.

Losses from discontinued operations, net of taxes, comprised the collective operating results of the Company’s discontinued operations, which generated losses of $4.8 million and $40.5 million for the years ended December 31, 2002 and 2001, respectively. In 2002, the $4.8 million in net losses include the following operating results, net of taxes: $2.3 million in losses in its Stamford, Connecticut-based business unit; $0.3 million in losses in its Alpharetta, Georgia-based business unit; $0.4 million in losses in its U.K .-based contract sales business; $1.3 million in earnings in its Hungary and Germany-based contract sales businesses combined; and $3.1 million in losses in its France-based contract sales business. Operating results for the year ended December 31, 2001 are inclusive of charges recorded for the impairment of intangible assets in certain business units treated as discontinued operations. In addition to the impairment charges taken on business units in continuing operations, as describe above, the Company also recorded goodwill and other intangible asset impairment charges of approximately $13.7 million related to the U.K.-based contract sales business, $23.2 million related to the France-based contract sales business and $1.1 million related to the Stamford, Connecticut-based communications business unit. Goodwill associated with the U.K. and France-based contract sales businesses was not deductible for tax purposes; therefore, there were no current or future benefits attributable to the goodwill impairment charges taken in the third quarter of 2001 related to these operations.

Gains (losses) on disposals of discontinued operations, net of taxes, included actual or estimated gains and losses on the divestiture of these businesses, which totaled gains of $2.3 million in 2002 and losses of $2.0 million in 2001. The net gains on disposals of $2.3 million in 2002 comprised of the following amounts, net of any applicable taxes:

  gain on disposal of $1.6 million of its Stamford, Connecticut-based business unit, in 2002;
  loss on disposal of $6.6 million of its Alpharetta, Georgia-based business unit of $6.6 million, which included a charge of $7.5 million for the write-down of goodwill related to that business unit;
  gain on disposal of $5.5 million of its Ventiv Health Germany business unit;
  gain on disposal of $2.4 million related to the sale of the assets and business of its U.K.-based contract sales operating unit in 2002 approximately $0.6 million of expenses, net of taxes, related to legal, consulting and severance fees associated with the divestiture of the European Contract sales organizations.
During the third quarter of 2001, the Company recorded estimated losses of $2.0 million, net of taxes, on the disposal of the Stamford, Connecticut-based business, which was classified by management as held for sale as of September 30, 2001 and subsequently sold on May 7, 2002.

Finally, as stated previously, in connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. No similar adjustment was made in 2001.

Net Earnings (Losses) and Earnings (Losses) Per Share : Ventiv's net earnings increased by approximately $66.4 million to earnings of $7.9 million, from net losses of $58.5 million, for the years ended December 31, 2002 and 2001, respectively. In 2002, diluted earnings per share (“EPS”)increased to $0.35 for the year, up from a loss of $2.58 per share in 2001. Impairment charges for intangible assets and restructuring expenses recorded during 2001, as well as new business and savings initiatives coupled with earnings from the sale of discontinued operations during 2002 contributed to the increase in earnings as more fully explained above.

Shares used in computing diluted EPS increased by approximately 0.2 million shares in 2002 from 2001. The increase was the result of the exercise of employee stock options; net of the cancellation of certain restricted stock awards and outstanding options during the year. During 2001, common stock equivalents relating to employee stock options and restricted stock awards were not included in the calculation of diluted EPS as they were anti-dilutive to the net loss per share. There were 0.6 million potentially dilutive common stock equivalents at December 31, 2001.

Off-Balance-Sheet Arrangements

As of December 31, 2003, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

At December 31, 2003, Ventiv had $55.0 million of unrestricted cash and cash equivalents, an increase of $8.9 million from December 31, 2002. For the year ended December 31, 2003 compared to December 31, 2002, cash provided by operations decreased by $19.0 million from $33.3 million to $14.3 million. Cash provided by investing activities decreased by $13.8 million from $14.0 million to $0.2 million. Cash used in financing activities decreased by $36.3 million from $42.9 million in 2002 to $6.6 million in 2003.

Cash provided by operations were $14.3 million and $33.3 million in the years ended December 31, 2003 and 2002, respectively. This decrease was, in large part, due to the timing of collections in 2003 caused by increased revenues recorded during the latter half of the year for the new ALTANA and Watson contracts. In 2003, the Company’s accounts and unbilled receivables increased by approximately $19.9 million, with corresponding increases in the accrued payroll, accounts payable and accrued expenses account, the current tax liability account, and the client advances and unearned revenues account. In comparison, there were increased cash collections from the conversion and completion of contracts in 2002. Cash flow provided by operations in 2002 were higher because of increased cash collections mainly due to the billing and collection of certain payments due under the Bayer, BMS and Reliant agreements. Bayer paid the Company $35.8 million in February 2002. In 2002, the Company collected on payments due from Reliant and BMS subsequent to the conversion of the Reliant field force from full-time Ventiv employment to full-time Reliant employment and the completion of the Company’s contract with BMS, as mentioned in the Results of Operations’ section. Similarly, accrued payroll, accounts payable and accrued expenses decreased by $4.3 million in 2002, relating to the decrease in sales representatives as a result of these contracts in 2002. The trend continues in client advances and unearned revenues, where there is a $12.7 million decrease in 2002.

Cash provided by investing activities was $0.2 million in 2003, compared to cash provided of $14.0 million in 2002. The Company received total proceeds of approximately $1.3 million in 2003, comprising of the divestiture of its Hungary-based business on January 23, 2003 and from payments received subsequent to the divestitures of our Germany and Hungary-based contract sales units, and our Stamford, Connecticut-based communications business unit. In 2002, the Company received approximately $17.9 million of disposal proceeds directly from the divestitures of the Stamford, Connecticut- and Alpaharetta, Georgia-based communications’ business units, and the Germany and UK-based contract sales business units. During the years ended 2003 and 2002, the Company received cash rebates from leased vehicles of $1.5 million and $0.1 million, respectively. This increase is mainly due to the timing of new vehicles added as a result of new business in 2003. The Company also received $1.1 million from the sale of real estate in VHSM during the second quarter of 2003.

Cash used in financing activities was $6.6 million and $42.9 million for the years ended December 31, 2003 and 2002, respectively. In February 2002, the Company fully repaid the $35.0 million that was outstanding under its previous credit facility. Since then, the Company has not drawn on its existing line of credit. The Company has an existing letter of credit for insurance on its automobile fleet in its VHSM business unit. This letter of credit, valued at $0.8 million, has been fully cash collateralized by the Company in the first quarter of 2003. In addition, the Company received approximately $0.6 million of proceeds from the exercise of Company stock options in 2003. There were no stock options exercised in 2002 due to the low stock price during that period. Finally, the Company made capital lease payments of approximately $6.4 million and $7.3 million in 2003 and 2002, respectively, under the fleet lease agreement in its VHSM business unit.

On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005, with Foothill Capital Corporation. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the facility is payable at the Company's option at a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at December 31, 2003.

A summary of our contractual obligations and commercial commitments as of December 31, 2003 are as follows:

(Amounts in thousands)		Amounts Due In

Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$28,075	$8,661	$14,769	$4,645	$---
Operating leases	18,663	4,111	8,100	6,452	---

Total obligations	$46,738	$12,772	$22,869	$11,097	$---

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2003 but will be recorded as incurred.

We believe that our cash and equivalents, cash to be provided by operations and availability under our credit facility will be sufficient to fund our current operating requirements and planned capital expenditures over the next 12 months and for the foreseeable future.

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

Risks Related to Our Business

Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10Q and 8-K subsequent to the filing of this Report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Ventiv, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our revenues are dependent on expenditures by companies in the life sciences industries, and a variety of factors could cause the overall levels of those expenditures to decline.

Our revenues are highly dependent on promotional, marketing and sales expenditures by companies in the life sciences industries, particularly the pharmaceutical industry. Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation, by merger or otherwise, may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the overall use of contract sales and marketing services providers.

If the demand for outsourced marketing and sales services in the life sciences industries declines our business will be harmed.

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

We employ sophisticated computer technology to deliver our services, and any failure of or damage of this technology could impair our ability to conduct our business.

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

Our services are subject to evolving industry standards and rapid technological changes .

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

We have two customers that accounted for in excess of 10% of our net revenues for the year ended December 31, 2003, and our largest customer during such year accounted for 23% of net revenues. If any large customer decreases or terminates its relationship with us, our business, results of operations or financial condition could be materially adversely affected.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2003, 2002, and 2001.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations”, which is effective in 2003. It requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability accreted each year based on a present value interest rate. This standard, which the Company adopted in January 2003, did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted this standard on January 1, 2003 and the adoption did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 has not had a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis.  The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"), In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.''  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in market interest rates. We are subject to interest rate risk on our debt for changes in the LIBOR and base lending rates. We do not currently engage in hedging or other market risk management strategies.

Long-Term Debt Exposure

At December 31, 2003 the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company’s available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of the Company’s European business units.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Ventiv Health, Inc.:

We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 15 to the consolidated financial statements, in 2001, the Company changed its method of accounting for the impairment or disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144 and, retroactively, restated the 2000 financial statements for the change.

As noted in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

                                            /s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 12, 2004

VENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and equivalents	$54,970	$46,059
Restricted cash	1,672	1,694
Accounts receivable, net of allowances for doubtful accounts of $2,019 and $1,178 at
December 31, 2003 and 2002, respectively	41,836	28,696
Unbilled services	21,347	14,547
Prepaid expenses and other current assets	1,146	1,426
Current deferred tax assets	1,660	1,744
Assets held for sale	--	10,511

Total current assets	122,631	104,677

Property and equipment, net	31,457	19,675
Goodwill	20,638	20,638
Deferred tax assets	5,438	7,670
Deposits and other assets	544	758

Total assets	$180,708	$153,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$8,100	$4,148
Accrued payroll, accounts payable and accrued expenses	32,105	28,179
Current income tax liabilities	9,165	3,279
Client advances and unearned revenue	4,859	3,725
Liabilities held for sale	--	8,537

Total current liabilities	54,229	47,868

Capital lease obligations	18,488	8,904
Other non-current liabilities	266	200

Total liabilities	72,983	56,972

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2003 and 2002, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 23,094,503 and 22,958,776
shares issued and outstanding at December 31, 2003 and 2002, respectively	23	23
Additional paid-in-capital	159,359	158,619
Deferred compensation	(85)	(457)
Accumulated other comprehensive earnings (losses)	103	(4,288)
Accumulated deficit	(51,675)	(57,451)

Total stockholders’ equity.	107,725	96,446

Total liabilities and stockholders’ equity	$180,708	$153,418

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2003	2002	2001
Revenues	$224,453	$215,387	$294,763
Operating expenses:
Cost of services	182,658	178,901	260,171
Selling, general and administrative expenses	26,223	27,397	32,181
Impairment of goodwill	--	--	14,811
Restructuring charges	--	--	2,025
Realized losses on investments	--	--	2,600
Gain on sale of real estate	(392)	--	--

Total operating expenses	208,489	206,298	311,788

Operating earnings (losses)	15,964	9,089	(17,025)
Interest expense	(549)	(1,576)	(4,494)
Interest income	413	456	427

Earnings (losses) from continuing operations before income taxes	15,828	7,969	(21,092)
Income tax provision (benefit)	5,933	3,028	(5,032)

Earnings (losses) from continuing operations	9,895	4,941	(16,060)

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	(4,092)	(4,772)	(40,488)
Gains (losses) on disposals of discontinued operations, net of taxes	(4,406)	2,323	(1,954)
Tax benefit related to the disposal of a discontinued operation	4,379	5,400	--

Earnings (losses) from discontinued operations	(4,119)	2,951	(42,442)

Net earnings (losses)	$5,776	$7,892	$(58,502)

Earnings (losses) per share:
Continuing operations:
Basic	$0.43	$0.22	$(0.71)
Diluted	$0.42	$0.22	$(0.71)
Discontinued operations:
Basic	$(0.18)	$0.13	$(1.87)
Diluted	$(0.18)	$0.13	$(1.87)
Net earnings (losses):
Basic	$0.25	$0.35	$(2.58)
Diluted	$0.24	$0.35	$(2.58)
Weighted average common shares outstanding:
Basic	22,919	22,842	22,648
Diluted	23,801	22,857	22,648

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compen- Sation	Compre-hensive Income (Loses)	Accumulated Other Comprehen-sive Earnings (Losses)	Total

Balance at January 1, 2001	22,770	$23	$156,410	$(6,841)	$(2,739)		$(1,542)	$145,311
Net losses	--	--	--	(58,502)	--	$(58,502)	--	(58,502)
Foreign currency translation adjustments	--	--	--	--	--	(2,521)	(2,521)	(2,521)

						$(61,023)

Issuance of previously granted restricted shares	29	--	--	--	--		--	--
Cancellation of restricted shares	(103)	--	(739)	--	739		--	--
Vesting of restricted shares	--	--	--	--	725		--	725
Exercise of stock options	296	--	2,351	--	--		--	2,351
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	--	458	--	--		--	458
Other	--	--	(616)	--	--		--	(616)

Balance at December 31, 2001	22,992	23	157,864	(65,343)	(1,275)		(4,063)	87,206
Net earnings	--	--	--	7,892	--	$7,892	--	7,892
Foreign currency translation adjustments	--	--	--	--	--	4,712	4,712	4,712
Write-off of currency translation adjustments from divestitures	--	--	--	--	--	(4,937)	(4,937)	(4,937)
Taxes payable from vesting of restricted stock	--	--	(166)	--	--	--	--	(166)

						$7,667

Cancellation of restricted shares	(33)	--	(300)	--	300		--	--
Vesting of restricted shares	--	--	--	--	518		--	518
Issuance of stock options to employees	--	--	12	--	--		--	12
Write-off of officer loan to purchase common stocks	--	--	500	--	--		--	500
Other	--	--	709	--	--		--	709

Balance at December 31, 2002	22,959	23	158,619	(57,451)	(457)		(4,288)	96,446
Net earnings	--	--	--	5,776	--	$5,776	--	5,776
Foreign currency translation adjustment	--	--	--	--	--	(1,913)	(1,913)	(1,913)
Write-off of currency translation adjustments from divestitures	--	--	--	--	--	6,304	6,304	6,304

						$10,167

Vesting of restricted shares	--	--	--	--	397		--	397
Exercise of stock options	181	--	555	--	--		--	555
Issuance of restricted shares	--	--	85	--	(85)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	--	345	--	--		--	345
Executive share surrender	(45)	--	(185)	--	--		--	(185)
Other	--	--	(60)	--	60		--	--

Balance at December 31, 2003	23,095	$23	$159,359	$(51,675)	$(85)		$103	$107,725

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,

	2003	2002	2001

Cash flows from operating activities:
Net earnings (losses)	$5,776	$7,892	$(58,502)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
Earnings (losses) from discontinued operations	4,119	(2,951)	42,442
Depreciation	9,485	9,585	11,881
Amortization	19	47	1,644
Deferred taxes	2,316	1,750	(732)
Gain on sale of real estate	(392)	--	--
Loss on disposals of capital assets	--	--	193
Write off of deferred financing costs	--	314	--
Impairment of goodwill	--	--	14,811
Stock compensation expense	397	518	725
Write-off of officer note receivable	--	500	--
Estimated future losses on contracts	--	(2,400)	6,100
Executive share surrender	(185)	--	--
Realized losses on investments	--	--	2,600
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	810	(669)	213
Accounts receivable, net	(13,140)	9,785	(960)
Unbilled services	(6,800)	27,933	(28,439)
Prepaid expenses and other current assets	280	447	(332)
Accrued payroll, accounts payable and accrued expenses	3,926	(4,343)	4,647
Current income tax liabilities	5,886	(2,253)	4,150
Client advances and unearned revenue	1,134	(12,704)	10,375
Other	686	(103)	222

Net cash provided by operating activities	14,317	33,348	11,038

Cash flows from investing activities:
Proceeds from disposals of discontinued operations	1,280	17,870	--
Purchases of property and equipment.	(3,642)	(3,966)	(4,502)
Proceeds from manufacturers rebates on leased vehicles	1,478	111	1,730
Investments in equity of non-affiliates	--	--	(100)
Proceeds from sale of real estate	1,099	--	--

Net cash provided by (used in) investing activities	215	14,015	(2,872)

Cash flows from financing activities:
Borrowings on line of credit	--	--	16,000
Repayments on line of credit	--	(35,000)	--
Repayments of capital lease obligations	(6,354)	(7,274)	(7,809)
Fees to establish line of credit	--	(610)	--
Collateralization of obligations under the letter of credit	(788)	--	--
Proceeds from exercise of stock options	555	--	2,351

Net cash (used in) provided by financing activities	(6,587)	(42,884)	10,542

Net cash provided by discontinued operations	2,879	6,378	2,853

Effect of exchange rate changes	(1,913)	(225)	(2,521)

Net increase in cash and equivalents	8,911	10,632	19,040
Cash and equivalents, beginning of year	46,059	35,427	16,387

Cash and equivalents, end of year	$54,970	$46,059	$35,427

Supplemental disclosures of cash flow information:
Cash paid for interest	$352	$1,312	$2,883
Cash paid for income taxes	$462	$564	$808
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$19,463	$7,099	$17,129

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business:

Ventiv Health, Inc and subsidiaries (collectively “Ventiv” or “the Company”) provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its operations in the U.S. serving domestic corporations and domestic affiliates of foreign corporations.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Ventiv and its wholly owned subsidiaries. The Company's continuing operations consist primarily of two business units: Planning and Analytics and Ventiv Health Sales and Marketing (“VHSM”). These consolidated financial statements also include the assets and liabilities and operating results of businesses that have been discontinued or previously held for sale, which amounts are separately classified. Venti v’s divested operations include the following business units: European Contract sales organizations, operating in the U.K., France, Germany and Hungary; Alpharetta, Georgia-based communications business unit; and Stamford, Connecticut-based communications business unit. All significant intercompany transactions have been eliminated in consolidation.

Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have original maturities of three months or less. Approximately $0.9 million and $1.7 million were held in escrow on behalf of clients and included in restricted cash at December 31, 2003 and 2002, respectively.

Revenue Recognition

Revenues are recognized on product detailing contracts as services are performed. Most of the Company’s VHSM contracts involve two phases, a “Deployment phase” in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and a “Promotion phase” in which the Company’s deployed field force actively promotes specified products for clients through detailing (“Detailing”).

Most of the Company’s contracts specify a separate fee for the initial “Deployment phase” of a project. The Company considers the Deployment phase to be a separate and distinct earnings process and recognizes the related revenues throughout the Deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract.

The Company recognizes revenue during the “Promotion phase” of its contracts on a straight-line basis based on the size of the deployed field force.

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

A number of the Company’s smaller Detailing contracts for products promoted by the Company’s standing specialty sales teams are revenue-sharing based arrangements whereby the Company receives a portion of the revenue from products it promotes. Revenue from these contracts is recognized when agreed upon performance benchmarks have been attained and payment is reasonably assured.

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

Non-refundable conversion fees are recognized as revenue when one of the Company’s sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services.

Revenues for the Company’s HPR planning and analytics business generally include fixed fees, which are recognized when monthly services are performed based on percentage of completion and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

Customers are invoiced according to agreed upon billing terms. Contracts that are invoiced prior to performance of related services are recorded as clients advances and unearned revenue and are not recognized as revenues until earned, in accordance with the Company’s revenue recognition policies. Amounts earned for services provided before the agreed upon billing terms have been met are recorded as revenue and included in unbilled services. Upon billing, these amounts are transferred to billed accounts receivable.

Contracts are typically either terminable upon 60-90 days written notice by client, or non-cancelable for a one year term. Most contracts are immediately terminable by the client for default by the Company. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination

Receivables

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

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement requires that goodwill and intangible assets with an indefinite life not be amortized but instead be tested for impairment to be performed annually, or immediately if conditions indicate that an impairment might exist. The Company adopted SFAS No. 142 effective January 1, 2002, and, as a result, the Company no longer amortizes its goodwill and tests goodwill annually for impairment in June. Prior to fiscal 2002, the Company amortized goodwill over periods of twenty-five to thirty years. Goodwill related to those businesses now comprising the Company’s continuing operations was reflected in the Company’s consolidated balance sheets as of December 31, 2003 and 2002 at a carrying amount of approximately $20.6 million for both years. The remaining unamortized goodwill balance relates solely to the businesses currently comprising the VHSM segment. The following table adjusts net earnings (losses) to calculate basic and diluted earnings per share (“EPS”) to eliminate historical amortization of goodwill and related tax effects.

	For the Year Ended December 31,

	2003	2002	2001

Reported net earnings (losses)	$5,776	$7,892	$(58,502)
Add back: Goodwill amortization	-	-	994

Adjusted net earnings (losses	$5,776	$7,892	$(57,508)

Basic EPS:
Reported net earnings (losses)	$0.25	$0.35	$(2.58)
Goodwill amortization	-	-	0.04

Adjusted net earnings (losses) per share	$0.25	$0.35	$(2.54)

Diluted EPS:
Reported net earnings (losses)	$0.24	$0.35	$(2.58)
Goodwill amortization	-	-	0.04

Adjusted net earnings (losses) per share	$0.24	$0.35	$(2.54)

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2001, the Company completed an evaluation of the goodwill and other intangible assets of several of its operating units. In accordance with the Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”(“SFAS No. 121”), undiscounted cash flow projections were prepared and analyzed for these operating units in order to determine whether such undiscounted cash flows were sufficient to support current intangible asset carrying values relating directly to these operations. Based on changes in market conditions and competitive factors, projected undiscounted cash flows for PromoTech Research Associates (“PromoTech”), currently part of the Company’s Sales and Marketing segment, were insufficient to support the carrying amounts of related goodwill and certain intangible assets. The Company obtained estimates of the then current fair values of this operation through independent third party appraisals. Based on these appraisals in relation to Promotech’s current net book value, the Company recorded goodwill impairment charges totaling $14.8 million.

In the second quarter of 2002, management completed its initial impairment analysis under SFAS No. 142 and concluded that the fair value of the business was sufficient to support the carrying amounts of related goodwill. The initial test compared the fair value of each of the Company's business reporting units having recorded goodwill balances with the business unit's carrying amount. Fair value was determined using discounted projected future operating cash flows for all business reporting units. The fair value for these business reporting units was then allocated to individual assets and liabilities, using a depreciated replacement cost approach for fixed assets, and outside appraised values for intangible assets. Any excess of fair value over the allocated amounts was equal to the implied fair value of goodwill. The implied goodwill value was compared to the goodwill book value to determine any impairment loss.

The Company completed a similar evaluation of the goodwill and other intangible assets of its sales and marketing business during the second quarter of 2003. Based on this evaluation, the Company concluded that the fair value of the business was sufficient to support the carrying amounts of related goodwill. Additionally, the Company obtained estimates of the current fair value of this operation through an independent third party appraisal to further support their conclusions.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Losses) Per Share

Basic net earnings or losses per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income or loss per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings (losses) per share from continuing operations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation

Earnings (losses) from continuing operations	$9,895	$4,941	$(16,060)
Weighted average number of common shares outstanding	22,919	22,842	22,648

Basic EPS from continuing operations	$0.43	$0.22	$(0.71)

Diluted EPS from Continuing Operations Computation

Earnings (losses) from continuing operations	$9,895	$4,941	$(16,060)
Adjustments	--	--	--

Adjusted earnings (losses) from continuing operations	$9,895	$4,941	$(16,060)

Weighted average number of common shares outstanding	22,919	22,842	22,648
Effect of dilutive options	882	15	n/a
Total diluted common shares outstanding	23,801	22,857	22,648

Diluted EPS from continuing operations	$0.42	$0.22	$(0.71)

For the years ended December 31, 2003 and December 31, 2002, 1,600,648 and 2,135,452 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. For the year ended December 31, 2001, since the Company incurred net losses, the computation of diluted EPS excludes the effects of 591,164 shares from the assumed exercise of stock options as their effects on EPS were antidilutive.

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

Foreign Currency Translations

Assets and liabilities of the Company's discontinued and held for sale international operations were translated into US dollars using the final spot exchange rate as of December 31, 2002. Revenue and expense accounts for these subsidiaries are translated using the average spot exchange rate for each period presented. Currency transaction gains or losses are included in the consolidated results of operations. The Company’s foreign currency translation adjustments are reported as a component of accumulated other comprehensive earnings (losses).

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments. Long-term debt approximates fair value as the majority of this debt has a variable interest rate and is comprised of notes with short-term maturities, which are typically renewed at maturity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments. The Company is subject to credit exposure to the extent the Company maintains cash balances at one institution in excess of the Federal Depository Insurance Company limit of $100,000. The Company's receivables are concentrated with its major pharmaceutical clients. The Company does not require collateral or other security to support clients' receivables.

Accounting for Stock Options

       In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

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

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net earnings (losses) and net earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Net earnings (losses) attributable to common shareholders, as reported	$5,776	$7,892	$(58,502)
Less: stock-based employee compensation expense determined under fair value method, net of income tax	(1,395)	(2,245)	(2,151)

Pro forma net earnings (losses)	$4,381	$5,647	$(60,653)

Net earnings (losses) per share attributable to common shareholders:
As reported: Basic	$0.25	$0.35	$(2.58)
As reported: Diluted	$0.24	$0.35	$(2.58)
Pro forma: Basic	$0.19	$0.25	$(2.68)
Pro forma: Diluted	$0.18	$0.25	$(2.68)

New Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No, 143”), requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The Company adopted SFAS No.143 on January 1, 2003 and the adoption did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In September 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted this standard on January 1, 2003 and the adoption did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation apply to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 has not had a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The consensus guidance will be applicable to agreements entered into in quarters beginning after June 15, 2003. The Company adopted EITF No. 00-21 effective July 1, 2003 and is applying it on a prospective basis.  The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"), In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our financial position or results of operations.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the FASB issued SFAS No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity'' (“SFAS No.150”) SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company's initial adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

3. Significant Clients:

    During the year ended December 31, 2003, two clients accounted for approximately 23% and 18%, individually, of the Company's total revenues. For the year ended December 31, 2002, three clients, accounted for 25%, 12% and 11%, individually, of the Company's total revenues. During 2001, three clients accounted for approximately 28%, 17% and 13% of the total revenue for the year ended December 31, 2001, of the Company’s total revenues.

The Company had three clients at December 31, 2003 that accounted for 22%, 18% and 12%, individually, of billed account receivables. At December 31, 2002, the Company had four clients, who comprised 19%, 16%, 13% and 11% of billed account receivables, individually. The Company had three clients at December 31, 2003 that accounted for 28%, 22% and 18%, individually, of unbilled receivables. At December 31, 2002, the Company had three clients, which comprised 36%, 18% and 13%, individually, of unbilled receivables.

4. Restricted Cash:

         In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to a fleet leasing arrangement for the Ventiv Health Sales & Marketing segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.9 million and $1.7 million held in escrow on behalf of clients and was included in restricted cash at December 31, 2003 and 2002, respectively.

5. Property and Equipment, net:

      Property and equipment consist of the following:

	As of December 31,
		2003	2002

	(in thousands)
Land	$	---	$60
Buildings and leasehold improvements		1,978	2,720
Computer equipment and software		13,826	13,701
Vehicles		31,715	16,469
Furniture and fixtures		3,784	4,203

		$51,303	$37,153
Accumulated depreciation		(19,846)	(17,478)

		$31,457	$19,675

The vehicles have been recorded under the provisions of a capital lease. The Company's VHSM segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation and amortization expense of property and equipment totaled $9.5 million, $9.6 million, and $11.9 million in 2003, 2002 and 2001, respectively. In 2003, 2002, and 2001 the Company recorded $5.7 million, $5.9 million and $7.3 million of depreciation, respectively, on vehicles under capital lease.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt:

On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option of a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75% or London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. As of December 31, 2003 and 2002, the Company did not have any amounts outstanding under the credit facility.

7. Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2003	2002

	(in thousands)
Accrued payroll and related employee benefits	$18,054	$11,046
Accounts payable	560	1,728
Accrued meeting fees	1,648	1,222
Accrued insurance	1,287	241
Accrued expenses	10,556	13,942

	$32,105	$28,179

8. Leases:

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The following is a schedule of future minimum lease payments for these operating leases at December 31, 2003 (in thousands):

Years Ending December 31,
2004	$4,111
2005	4,069
2006	4,032
2007	4,019
2008	2,432

Total minimum lease payments	$18,663

Rental expense charged to operations was approximately $2.6 million, $2.1 million, and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. In February 2003, the Company started to receive sublease payments for one of its facilities, which was formerly occupied by one of its divested units. In 2003, approximately $0.7 million of sublease income was received and offset against the obligation. For the years ending December 31, 2004 through 2007, the Company expects to collect approximately $0.9 million per year under the sublease agreement, and an additional $0.2 million through the contract expiration in March 2008.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has commitments under capital leases. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2003 (in thousands):

U.S. Fleet Leases (a)

Years Ending December 31,
2004	$8,661
2005	8,124
2006	6,645
2007	4,622
2008	23
Thereafter	--

Total minimum lease payments	28,075
Amount representing interest and management fees	(1,487)

26,588
Current portion	(8,100)

Non-current lease obligations	$18,488

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2003 but will be recorded as incurred.

9. Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management and based on the advice of legal counsel, all matters outstanding as of December 31, 2003 are without merit or are of such a nature, or involve amounts that as would not have a material effect on the financial position or consolidated results of operations of the Company if disposed of unfavorably.

10. Common Stock and Stock Incentive Plans:

Ventiv’s 1999 Stock Incentive Plan (“Stock Plan”) authorizes the Company to grant incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights ("SARs"). The aggregate number of shares of Ventiv common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 4.8 million shares.  This total was increased by 17.5% for the issuance of additional restricted shares by Ventiv's Board of Directors during the fourth quarter of 1999.

The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of Ventiv's Board of Directors.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option activity within the Stock Plan, is as follows:

	Number of Shares	Weighted Average Price Per Share

	(in thousands)
Outstanding options at January 1, 2001	3,310	$8.33
Granted	1,137	7.39
Exercised	(296)	7.94
Forfeited or expired	(835)	8.81

Outstanding options at December 31, 2001	3,316	$7.92
Granted	3,238	2.62
Exercised	--	--
Forfeited or expired	(2,662)	8.04

Outstanding options at December 31, 2002	3,892	$3.43
Granted	371	6.75
Exercised	(181)	3.08
Forfeited or expired	(218)	3.61

Outstanding options at December 31, 2003	3,864	$3.76

Exercisable at:
December 31, 2001	1,260	$8.18

December 31, 2002	1,277	$4.80

December 31, 2003	1,987	$4.24

The Company’s options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

(options below are presented in thousands)

				Outstanding Options		Exercisable Options

Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price

$1.19	To	$1.60	38	$1.45	8.61	--	$0.00
$1.66	To	$1.66	1,605	$1.66	8.95	722	$1.66
$1.68	To	$2.70	402	$2.43	8.19	123	$2.56
$2.72	To	$3.36	20	$3.17	9.10	--	$2.72
$4.00	To	$4.00	958	$4.00	8.92	587	$4.00
$4.11	To	$8.06	507	$7.87	5.79	487	$8.00
$8.14	To	$11.19	316	$8.54	9.29	57	$8.80
$12.56	To	$12.56	9	$12.56	7.08	4	$12.56
$14.88	To	$14.88	9	$14.88	6.54	7	$14.88

			3,864			1,987

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	2003	2002	2001

Expected life of option	4 yrs	4 yrs	4 yrs
Risk-free interest rate	3.06%	3.03%	4.39%
Expected volatility	94.51%	100.00%	82.78%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average option fair value at date of grant was $4.54, $1.83 and $4.64 at December 31, 2003, 2002 and 2001, respectively.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1999, the Company granted 831,502 shares of restricted stock to certain key employees, of which 269,608 of the shares vested upon grant with the remaining shares of restricted stock vesting ratably over the four years following the grant date. During 2003, the Company issued 10,000 shares of restricted stock, which vest, on a pro rata basis over a period of two years.

A summary of the restricted shares activity within the Stock Plan is as follows:

Restricted Stock
Number of Shares

(in thousands)
January 1, 2001	733
Granted	29
Cancelled	(103)

December 31, 2001 (492 shares vested)	659
Granted	--
Cancelled	(33)

December 31, 2002 (559 shares vested)	626
Granted	10
Cancelled	--

December 31, 2003 (626 shares vested)	636

During 2003, 2002 and 2001, the Company recognized compensation expense related to the vesting of restricted share of $0.4 million, $0.5 million and $0.7 million, respectively.

In May 2002, the Company initiated a tender offer, which provided Ventiv employees with the opportunity to tender their Ventiv employee stock options on May 2, 2002, on a grant by grant basis, for new Ventiv stock options with an exercise price of $4.00 per share, which would be issued on December 2, 2002. Those employees who elected to tender their options suspended vesting on those options from May 2, 2002 to December 2, 2002, and adjusted the balance of the vesting schedule on those options to the greater of two years or the original vesting schedule. Employee stock options in the amount of 1,067,529 were tendered pursuant to this tender offer from a total of 2,189,647 outstanding employee stock options eligible to be tendered.

11. Defined Contribution Plan:

Ventiv and certain of its subsidiaries maintain a defined contribution benefit plan. Costs incurred by the Company related to this plan amounted to approximately $0.5 million, $0.6 million, and $0.8 million for 2003, 2002 and 2001, respectively.

12. Restructuring Charges:

During 2001, the Company completed an evaluation of the operations of certain U.S. based operations. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices. The Company expects that the remaining amounts will be utilized through the end of the NJ office lease term, which expires in 2008.

The following table summarizes the activity in the integration activities liability account (in thousands):

	Beginning Balance	Additions	Deductions for Amounts Paid	Balance at End of Period

Year Ended December 31, 2003	$534	$--	$232	$302
Year Ended December 31, 2002	$1,064	$--	$530	$534
Year Ended December 31, 2001	$--	$2,025	$961	$1,064

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Realized Losses on Investments:

During the second quarter of 2001, one of our e-Health partners, HeliosHealth, Inc. ("Helios"), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, the Company wrote-off its entire $0.5 million investment in Helios.

In the fourth quarter of 2001, the Company provided a full valuation allowance against its $2.1 million investment in RxCentric, Inc. ("RxCentric"). The Company made its initial investment in March 2000 in connection with the formation of a strategic alliance between the companies. Ventiv's principal involvement with RxCentric was through Ventiv's Connecticut-based communications business, which has been divested. In conjunction with this divestiture, Ventiv will no longer be pursuing related opportunities with RxCentric.

14. Income Taxes:
    The Company's income tax provision (benefit) included the following components:

	For the Years Ended
	December 31,

	2003	2002	2001

	(in thousands)
Current:
U.S.—Federal	$4,998	$349	$2,337
U.S.—State and local	629	189	462
Foreign	--	--	--

	$5,627	$538	$2,799

Deferred:
U.S.—Federal	$284	$2,229	$(7,762)
U.S.—State and local	22	261	(69)
Foreign	--	--	--

	$306	$2,490	$(7,831)

Income tax provision (benefit).	$5,933	$3,028	$(5,032)

The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,

	2003	2002	2001

Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.1	5.6	(1.9)
Utilization of net operating losses / other tax benefits	(1.7)	(4.7)	--
Other permanent differences	0.1	2.1	(9.3)

Effective tax rate	37.5%	38.0%	23.8%

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2003 and 2002, the deferred tax assets and liabilities consisted of the following:

	As of December 31,

	2003	2002

Current Deferred Assets :	(in thousands)
Accrued expenses	$6,686	$4,282
Other	550	1,350

Subtotal	7,236	5,632
Non-Current Deferred Assets:
Deferred Compensation	328	360
Intangible Assets	4,328	4,328
Fixed Assets	9,513	8,452
Other	1,344	1,461

Subtotal	15,513	14,601

Gross Deferred Assets	22,749	20,233

Current Deferred Liabilities :
Accrued Expenses	(4,449)	(2,899)
Other	(1,127)	(989)

Subtotal	(5,576)	(3,888)

Non-Current Deferred Liabilities:
Property and Equipment	(9,911)	(6,444)
Other	(164)	(487)

Subtotal	(10,075)	(6,931)

Gross Deferred Liabilities	(15,651)	(10,819)

Net deferred tax assets	$7,098	$9,414

Management continually assesses whether the Company's deferred tax asset position is realizable and believes that the reported deferred tax asset is realizable at December 31, 2003.

15. Discontinued Operations:

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

The Company completed the sale of its Stamford, Connecticut-based business unit on May 7, 2002, the sale of its Alpharetta, Georgia-based business unit on June 3, 2002, the sale of its Germany-based contract sales business unit on September 26, 2002, the sale of its U.K.-based contract sales business unit on October 16, 2002, and the sale of its Hungary-based contract sales business on January 23, 2003.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities held for sale as of December 31, 2002 consist of the following:

	As of December 31, 2002

	France	Hungary	Total

	(in thousands)
Cash	$444	$302	$746
Accounts receivable, net of allowances	5,538	257	5,795
Prepaid expenses and other current assets	2,269	97	2,366
Noncurrent assets	1,286	318	1,604

Assets held for sale	$9,537	$974	$10,511

Accrued payroll, accounts payable and accrued expenses .	$7,085	$139	$7,224
Client advances and unearned revenue	1,313	--	1,313

Liabilities held for sale	$8,398	$139	$8,537

The following table presents the activity of such discontinued operations:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Revenues
European Contract Sales	$18,384	$80,772	$94,868
Communications	--	8,735	26,465

Total	$18,384	$89,507	$121,333

(Losses) earnings from discontinued operations before income taxes
European Contract Sales	$(4,162)	$(1,013)	$(35,620)
Communications	7	(3,917)	(4,091)

Total	(4,155)	(4,930)	(39,711)

Income tax benefit (expense) from discontinued operations
European Contract Sales	66	(1,153)	(562)
Communications	(3)	1,311	(215)

Total	63	158	(777)

Net losses from discontinued operations, after tax	$(4,092)	$(4,772)	$(40,488)

(Losses) gains on disposal of discontinued operations before income taxes
European Contract Sales	$(5,777)	$8,558	$--
Communications	(685)	(3,650)	(3,006)

Total	(6,462)	4,908	(3,006)

Tax benefit related to the disposal of discontinued operations
European Contract Sales	6,215	(1,244)	--
Communications	220	4,059	1,052

Total	6,435	2,815	1,052

Net gains (losses) on disposal of discontinued operations, net of tax	$(27)	$7,723	$(1,954)

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, the Company recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. Similarly, in 2003, the Company recorded an estimated $4.4 million tax benefit for current year deductions relating to the disposal of its France-based contract sales business unit. Both of these amounts are included in the tax benefit related to the disposal of discontinued operations line item in the above table.

In connection with the sale of the Company’s Germany-based operating unit in 2002, the Company may receive additional consideration of up to EUR 5.0 million payable from future earnings of the business. The Company has received EUR 0.1 million (approximately $0.1 million) in each of the first three quarters of 2003 as installments of this additional consideration. In addition, the Company may receive additional consideration of up to $0.3 million from the sale of the assets and business of its Hungary-based contract sales business unit. The Company has received approximately $0.1 million in 2003 of this additional consideration. These amounts are included as disposal gains on the Consolidated Statements of Operations.

16. Related Parties:

In September 1999 the Company’s Chief Executive Officer borrowed $0.5 million on a non-recourse basis from the Company exclusively for the purchase of 45,000 shares of the Company’s common stock, subject to the terms of a promissory note, dated September 30, 1999 and payable on September 30, 2003. In December 2002, the Company forgave the loan and the executive returned the shares to the Company in 2003, pursuant to the terms of the promissory note executed between the Company and the officer. These shares were immediately canceled. As a result, the Company recorded a net charge of $0.3 million to compensation expense in conjunction with the forgiveness of this loan.

17. Segment Information:

During the fourth quarter of 2001, the Company restructured its internal reporting practices and identified reportable segments based on its then current management structure. The Company now segregates reporting segments by products and services offered. In 2001, the Company operated under five segments: US Contract Sales, European Contract Sales, Planning and Analytics, Communications, and Other. The Company currently operates under three segments: VHSM, HPR and Other. As discussed previously, the Company divested its Germany and UK-based contract sales business units in 2002, while divesting its France-based contract sales business unit in 2003. In addition, all of the Company’s units in its Communications segment were divested in 2002 except for the Colorado-based Promotech business, which was reclassified as part of US Contract Sales (now renamed VHSM), leaving three segments.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's reportable segments are:

VHSM

The VHSM segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the United States. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy a customized, full-service and highly targeted sales force. The VHSM segment offers each of the aforementioned services on a standalone basis as well. In addition, VHSM offers telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians in a cost efficient manner.

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

Other
The Other segment encompasses the activities of the corporate management group.

For the year ended December 31, 2003 (in thousands):
	VHSM	HPR	Other	Total

Revenues	$194,547	$29,906	$--	$224,453
Depreciation and amortization	8,516	817	171	9,504
Gain on sale of real estate	392	--	--	392
Interest expense	279	--	270	549
Interest income	--	13	400	413
Segment income (loss)	$14,946	$6,267	$(5,385)	$15,828

For the year ended December 31, 2002 (in thousands):
	VHSM	HPR	Other	Total

Revenues	$188,978	$25,677	$732	$215,387
Depreciation and amortization	8,643	785	204	9,632
Interest expense	377	--	1,199	1,576
Interest income	--	--	456	456
Segment income (loss)	$14,693	$3,906	$(10,630)	$7,969

For the year ended December 31, 2001 (in thousands):
	VHSM	HPR	Other	Total

Revenues	$269,526	$25,237	$--	$294,763
Depreciation and amortization	12,418	908	199	13,525
Impairment of goodwill	14,811	--	--	14,811
Restructuring charges	1,459	--	566	2,025
Realized losses on investments	--	--	2,600	2,600
Interest expense	1,162	--	3,332	4,494
Interest income	--	--	427	427
Segment income (loss)	$7,044	$(10,730)	$(17,406)	$(21,092)

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2003	December 31, 2002

	(in thousands)

Total Assets:
VHSM	$106,887	$76,343
HPR	29,465	13,796
Other	44,356	52,768
Assets held for sale	--	10,511

Total assets	$180,708	$153,418

The Company's continuing operations are exclusively in the United States.

18. Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for the Company for 2003 and 2002.

	2003 Quarter Ended (b)

	March 31	June 30	Sept. 30	Dec. 31	Total (a)

	(in thousands, except per share amounts)
Revenues	$43,654	$46,239	$59,291	$75,269	$224,453
Gross profit	5,798	8,255	11,323	16,419	41,795
Earnings from continuing operations	224	1,753	2,960	4,958	9,895
Earnings (losses) from discontinued operations	(1,396)	(3,585)	(6,078)	6,940	(4,119)
Net earnings (losses)	(1,172)	(1,832)	(3,118)	11,898	5,776
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.01	$0.08	$0.13	$0.22	$0.43
Diluted	$0.01	$0.07	$0.12	$0.20	$0.42
Discontinued operations:
Basic	$(0.06)	$(0.16)	$(0.27)	$0.30	$(0.18)
Diluted	$(0.06)	$(0.15)	$(0.26)	$0.29	$(0.18)
Net earnings (losses):
Basic	$(0.05)	$(0.08)	$(0.14)	$0.52	$0.25
Diluted	$(0.05)	$(0.08)	$(0.14)	$0.49	$0.24

	2002 Quarter Ended (b)

	March 31	June 30	Sept. 30	Dec. 31	Total (a)

	(in thousands, except per share amounts)
Revenues	$69,868	$48,769	$46,888	$49,862	$215,387
Gross profit	8,851	8,944	8,246	10,445	36,486
Earnings from continuing operations	1,131	1,259	1,016	1,535	4,941
Earnings (losses) from discontinued operations	(726)	(1,368)	3,283	1,762	2,951
Net earnings (losses)	405	(109)	4,299	3,297	7,892
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.05	$0.06	$0.04	$0.07	$0.22
Diluted	$0.05	$0.06	$0.04	$0.07	$0.22
Discontinued operations:
Basic	$(0.03)	$(0.06)	$0.14	$0.07	$0.13
Diluted	$(0.03)	$(0.06)	$0.14	$0.07	$0.13
Net earnings (losses):
Basic	$0.02	$---	$0.19	$0.14	$0.35
Diluted	$0.02	$---	$0.19	$0.14	$0.35

  The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.
  The above tables have been reclassified as per SFAS No. 144 for the effects of discontinued operations. See Note 15 for a further description.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(in thousands)

	Balance at Beginning Of Year	Additions Charged to Cost and Expense	Deductions from Reserve for Purpose for Which Reserve was Created	Balance at End Of Year

Allowances for Doubtful Accounts:
Year ended December 31, 2003	$1,178	$1,790	$949	$2,019
Year ended December 31, 2002	$979	$236	$37	$1,178
Year ended December 31, 2001	$867	$183	$71	$979

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A. Controls and Procedures.

Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Ventiv is currently engaged in a broad review of its internal control procedures in anticipation of the need for Ventiv to issue its assessment as to the effectiveness of our internal controls over financial reporting and from our independent auditors to issue a report on management’s assessment of the effectiveness of Ventiv’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our Directors, Officers, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to Ventiv’s definitive 2004 Proxy Statement, which is expected to be filed not later than 120 days after Ventiv’s fiscal year ended December 31, 2003.

Ventiv has adopted a Code of Business Conduct that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. Ventiv has made the Code of Business Conduct available on its website at www.ventiv.com . Any future amendments to the Code of Business Conduct will also be reflected in this section of the website.

Effective March 10, 2004, Ventiv amended its Insider Trading Policy to, among other things, permit the entry into Rule 10b5-1 trading plans by persons who are otherwise restricted to trading during trading windows specified in the Insider Trading Policy. Certain of Ventiv’s officers subsequently entered into Rule 10b5-1 trading plans, and additional officers or directors may enter into such plans from time to time.

Item 11. Executive Compensation .

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

Item 13. Certain Relationships and Related Transactions .

The information contained in Ventiv's Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

You will find this information in the section captioned "Principal Accounting Fees and Services," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on June 16, 2004. We are incorporating the information contained in that section here by reference.

PART IV

Item 15 . Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data ."

Schedule II--Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated .

Exhibit	Description
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

10.5.1	Amendment to Employment Agreement, dated June 14, 1999, by and between Eran Broshy and Snyder Communications, Inc.
10.6
Employment Agreement, dated January 1, 2001 by and between Leonard J. Vicciardo and Ventiv Health, Inc. (filed as Exhibit 10.6 to the Registrant's Form 10-K (File No. 000-30318) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and Ventiv Health, Inc. (filed as Exhibit 10.9 to the Registrant's Form 10-K (File No. 000-30318) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9.1	Amendment to Employment Agreement, dated August 13, 2001, by and between John R. Emery and Ventiv Health, Inc.
10.10
Credit Agreement, dated March 29, 2002, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., and Foothill Capital Corporation. (filed as Exhibit 10.10 to the Registrant's Form 10-K (File No. 000-30318) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and Ventiv Health, Inc. (filed as Exhibit 10.11 to the Registrant's Form 10-K (File No. 000-30318) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.1	Amendment to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and Ventiv Health, Inc.
21.1	Subsidiaries of Ventiv Health, Inc.
23	Consent of Deloitte & Touche LLP.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Chief Executive Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference.

(b) Reports on Form 8-K
Current Report on Form 8-K, filed as of November 14, 2003, Item 12, regarding the Company’s release of financial information on November 12, 2003 and the Company’s earnings conference call on November 13, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTIV HEALTH, INC.

Date: March 12, 2004	By:	/s/ JOHN R. EMERY
John R. Emery
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chief Executive Officer and Director	March 12, 2004
Eran Broshy	(Principal Executive Officer)

/s/ JOHN R. EMERY	Chief Financial Officer	March 12, 2004
John R. Emery	(Principal Financial Officer and Accounting Officer)

/s/ DANIEL M SNYDER	Chairman of the Board	March 12, 2004
Daniel M. Snyder

/s/ DONALD CONKLIN	Director	March 12, 2004
Donald Conklin

/s/ FRED DRASNER	Director	March 12, 2004
Fred Drasner

/s/ JOHN R. HARRIS	Director	March 12, 2004
John R. Harris

/s/ A. CLAYTON PERFALL	Director	March 12, 2004
A. Clayton Perfall

