Form 10-Q
period 2004-03-31
VENTIV HEALTH INC
filed 2004-05-06
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Common Stock, par value $0.001, 23,462,264 shares outstanding as of April 26, 2004.

VENTIV HEALTH, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

VENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)
	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$61,622	$54,970
Restricted cash	2,879	1,672
Accounts receivable, net of allowances for doubtful accounts of $1,770
and $2,019 at March 31, 2004 and December 31, 2003, respectively	38,928	41,836
Unbilled services	22,435	21,347
Prepaid expenses and other current assets	2,437	1,146
Current deferred tax assets	1,660	1,660

Total current assets	129,961	122,631
Property and equipment, net	30,902	31,457
Goodwill	20,638	20,638
Deferred tax assets	5,438	5,438
Deposits and other assets	925	544

Total assets	$187,864	$180,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$8,747	$8,100
Accrued payroll, accounts payable and accrued expenses	30,767	32,105
Current income tax liabilities	12,170	9,165
Client advances and unearned revenue	4,469	4,859

Total current liabilities	56,153	54,229
Capital lease obligations, net of current portion	17,808	18,488
Other non-current liabilities	257	266

Total liabilities	74,218	72,983

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 23,369,209 and
23,094,503 shares issued and outstanding at March 31, 2004 and
December 31, 2003, respectively	23	23
Additional paid-in-capital	160,136	159,359
Deferred compensation	(72)	(85)
Accumulated other comprehensive earnings	131	103
Accumulated deficit	(46,572)	(51,675)

Total stockholders' equity	113,646	107,725

Total liabilities and stockholders' equity	$187,864	$180,708

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months
	Ended March 31,

	2004	2003

Revenues	$70,661	$43,654
Operating expenses:
Cost of services	56,311	37,856
Selling, general and administrative expenses	6,271	5,433

Total operating expenses	62,582	43,289

Operating earnings	8,079	365
Interest expense	(181)	(106)
Interest income	83	103

Earnings from continuing operations before income taxes	7,981	362
Income tax provision	3,033	138

Earnings from continuing operations	4,948	224

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	(843)
Gains (losses) on disposals of discontinued operations, net of taxes	155	(553)

Net earnings (losses) from discontinued operations	155	(1,396)

Net earnings (losses)	$5,103	$(1,172)

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.22	$0.01
Diluted	$0.20	$0.01
Discontinued operations:
Basic	$--	$(0.06)
Diluted	$0.01	$(0.06)
Net earnings (losses):
Basic	$0.22	$(0.05)
Diluted	$0.21	$(0.05)
Weighted average common shares outstanding:
Basic	22,906	22,892
Diluted	24,405	23,104

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net earnings (losses)	$5,103	$(1,172)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
(Earnings) losses from discontinued operations	(155)	1,396
Depreciation	3,593	2,090
Amortization	5	4
Stock compensation expense	13	132
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	(7)	173
Accounts receivable, net	2,908	2,741
Unbilled services	(1,088)	5,072
Prepaid expenses and other current assets	(1,291)	(1,509)
Accrued payroll, accounts payable and accrued expenses	(1,338)	(1,684)
Current income tax liabilities	3,005	353
Client advances and unearned revenue	(390)	6,522
Other	(395)	381

Net cash provided by operating activities	9,963	14,499

Cash flows from investing activities:
Proceeds from disposals of discontinued operations	41	867
Purchases of property and equipment	(1,537)	(573)

Net cash (used in) provided by investing activities	(1,496)	294

Cash flows from financing activities:
Collateralization of obligations under standby letter of credit	(1,200)	(788)
Repayments of capital lease obligations	(1,534)	(1,116)
Proceeds from exercise of stock options	777	--

Net cash used in financing activities	(1,957)	(1,904)

Net cash provided by (used in) discontinued operations	114	(829)

Effect of exchange rate changes	28	119

Net increase in cash and equivalents	6,652	12,179
Cash and equivalents, beginning of period	54,970	46,059

Cash and equivalents, end of period	$61,622	$58,238

Supplemental disclosures of cash flow information:
Cash paid for interest	$179	$110
Cash paid for income taxes	$154	$22
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$2,384	$421

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "consolidated financial statements"). These consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of March 31, 2004 and December 31, 2003, the results of operations of the Company for the three months ended March 31, 2004 and 2003 and the cash flows for the three months ended March 31, 2004 and 2003. Operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

2.   Employee Stock Compensation:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

The following table illustrates the effect on net earnings (losses) and net earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three Months Ended March 31,

	2004	2003

	(in thousands, except per share data)
Net earnings (losses) attributable to common shareholders, as reported	$5,103	$(1,172)
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(323)	(353)

Pro forma net earnings (losses)	$4,780	$(1,525)

Net earnings (losses) per share attributable to common shareholders:
As reported: Basic	$0.22	$(0.05)
As reported: Diluted	$0.21	$(0.05)
Pro forma: Basic	$0.21	$(0.07)
Pro forma: Diluted	$0.20	$(0.07)

VENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2004 and 2003 were $7.16 and $1.31 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,

	2004	2003

Expected dividend yield	0%	0%
Risk-free interest rate	2.79%	2.78%
Expected volatility	91%	99%
Expected life of options	4 yrs	4 yrs

3.   Earnings (Losses) Per Share (“EPS”):

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

	Three Months Ended March 31,

	2004	2003

	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$5,103	$(1,172)
Weighted average number of common shares outstanding	22,906	22,892

Basic EPS from continuing operations	$0.22	$(0.05)

Diluted EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$5,103	$(1,172)
Adjustments	--	--

Adjusted earnings (losses) from continuing operations	$5,103	$(1,172)

Weighted average number of common shares outstanding	22,906	22,892
Employee stock options	1,497	212
Restricted stock awards	2	--

Total diluted common shares outstanding	24,405	23,104

Diluted EPS from continuing operations	$0.21	$(0.05)

For the three months ended March 31, 2004, 17,971 shares were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during the three-month period. For the three months ended March 31, 2003, since the Company incurred net losses, the computation of diluted EPS excludes the effects of 2,107,131 shares from the assumed exercise of stock options as their effects on EPS were antidilutive.

VENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.   Significant Clients:

During the three months ended March 31, 2004, three clients accounted for approximately 26%, 20% and 16%, individually, of the Company's total revenues. For the three months ended March 31, 2003, two clients, accounted for 28% and 14%, individually, of the Company's total revenues.

The Company had three clients at March 31, 2004 that accounted for 23%, 18% and 16%, individually, of billed account receivables. At December 31, 2003, the Company had three clients, who comprised 22%, 18% and 12%, individually, of billed account receivables, individually. The Company had three clients at March 31, 2004 that accounted for 27%, 24% and 16%, individually, of unbilled receivables. At December 31, 2003, the Company had three clients, which comprised 28%, 22% and 18% of unbilled receivables, individually.

5.   Restricted Cash:

In January 2004, the Company pledged a total of $1.2 million of cash as collateral on two outstanding standby letters of credit, one issued in support of claims relating to employment matters and another issued in support of the insurance policy relating to a fleet leasing arrangement for the Ventiv Pharma Services (“VPS”) segment. The beneficiaries have not drawn on these letters of credit. As these amounts have been pledged as collateral, they are restricted from use for general purposes and have been classified accordingly in the Consolidated Balance Sheet as of March 31, 2004.

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the VPS segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.9 million held in escrow on behalf of clients and was included in restricted cash in the Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

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

	Three Months Ended March 31,
	2004	2003

	(unaudited) (in thousands)

Net earnings (losses)	$5,103	$(1,172)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	28	119

Comprehensive earnings (losses)	$5,131	$(1,053)

7.   Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its VPS operating segment. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $2.4 million and $0.4 million during the three-month periods ended March 31, 2004 and 2003, respectively.

VENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
8.   Discontinued Operations:

For the three months ended March 31, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $0.2 million and losses of $1.4 million, respectively. The 2003 results from discontinued operations of $0.8 million mainly consisted of the results of our France-based operations during the first quarter of that year. The 2004 gains on disposals of discontinued operations of $0.2 million mainly consisted of contingency payments due from our previously divested Hungary and Germany-based units. The 2003 losses on disposals of discontinued operations comprised mainly of the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

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

9.   Segment Information:

The Company currently operates under three segments: Ventiv Pharma Services (“VPS”, formerly known as Ventiv Health Sales and Marketing, Planning and Analytics (operated through the Company’s wholly-owned subsidiary, Health Products Research, Inc. (“HPR”)) and Other.

The Company's reportable segments are:

VPS

The VPS segment offers a broad array of services across the full spectrum of sales and marketing, with both integrated and independent programs. These programs include Sales and Marketing Teams, Recruitment, Professional Development and Training, Marketing Support, Data Solutions and Clinical Support. VPS focuses on the delivery of services within sales and marketing disciplines so that client companies can leverage this concentration of expertise in meeting their own strategic goals.

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

Other

The Other segment encompasses the activities of the corporate management group.

For the three months ended March 31, 2004 (in thousands):

	VPS	HPR	Other	Total

Revenues	$62,809	$7,852	$--	$70,661
Depreciation and amortization	3,417	166	15	3,598
Interest expense	113	--	68	181
Interest income	--	3	80	83
Earnings (losses) from continuing operations, before income taxes	$7,403	$2,062	$(1,484)	$7,981

VENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three-months ended March 31, 2003 (in thousands):

	VPS	HPR	Other	Total

Revenues	$37,351	$6,303	$--	$43,654
Depreciation and amortization	1,860	192	42	2,094
Interest expense	59	--	47	106
Interest income	--	4	99	103
Earnings (losses) from continuing operations, before income taxes	$150	$1,269	$(1,057)	$362

	March 31, 2004	December 31, 2003

	(in thousands)

Total Assets:
VPS	$115,198	$106,887
HPR	28,255	29,465
Other	44,411	44,356

Total assets	$187,864	$180,708

The Company's continuing operations are exclusively in the United States.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (the “Report”), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2003, 2002 and 2001.

Overview

The Company provides integrated sales and marketing services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Ventiv Pharma Services ("VPS"), formerly known as Ventiv Health Sales and Marketing, and Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary).

The VPS segment offers a broad array of services across the full spectrum of sales and marketing, with both integrated and independent programs. These programs include Sales and Marketing Teams, Recruitment, Professional Development and Training, Marketing Support, Data Solutions and Clinical Support. VPS focuses on the delivery of services within sales and marketing disciplines, so that client companies can leverage this concentration of expertise in meeting their own strategic goals. The Company’s non-operating reportable segment, Other, encompasses the activities of the corporate group.

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

Recent Business Developments

Effective January 23, 2003, the Company entered into a letter agreement to provide ALTANA Pharma (“ALTANA”) with a second nationwide sales force, including recruitment, training and operational support.  The agreement was finalized on August 23, 2003. Under the terms of the agreement, Ventiv provides 248 additional full-time sales representatives and six Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenue related to the promotion activities for this engagement commenced in the third quarter of 2003.

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

In September 2003, the Company was notified by Endo Pharmaceuticals, Inc. (“Endo”) of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives employed by Endo by December 31, 2003.

During October 2003, the Company executed a second contract sales agreement with Bayer Corporation (“Bayer”) to provide a national sales force of 200 additional full-time sales representatives and 18 District Managers. Revenues associated with the initial recruiting and training of this sales force were recognized during the fourth quarter of 2003. The sales force has been deployed and is currently promoting various products.

During the fourth quarter of 2002 and the first quarter of 2003, the Company built and deployed three standing specialty sales teams that each promoted multiple complementary products from different manufacturers. These teams promoted products to the women's health, dental, and the dermatology marketplaces. In September 2003, the Company discontinued the services of its dermatology team, based on less than expected results from products promoted by that team. In January 2004, the services related to the dental team were discontinued for the same reason, while services related to the women’s health team have been reassigned to other VPS projects.

During the first quarter of 2004, the Company won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Most of these representatives have currently been deployed and have initiated detailing.

Divesting Transactions

On June 3, 2003, the Company placed the subsidiaries in its France-based contract sales business unit into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, 2003 the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  The sale was consummated on September 1, 2003. The balance of the subsidiaries’ net assets will be liquidated by the receiver.

Over the past two years, the Company has divested its Communications and European Contract Sales businesses. The Company has been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional consideration the Company is continuing to receive subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration

Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (none received as of March 31, 2004)

Ventiv Health Germany	EUR 6.2 million ($6.1 million)	Up to EUR 5.0 million payable from future earnings of the business ($0.3 million received as of March 31, 2004)

Hungary-based contract sales business	$0.3 million	Up to $0.3 million ($0.1 million received as of March 31, 2004)

Results of Operations

The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv's consolidated statements of earnings, including such data as a percentage of revenues.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	For the Three Months Ended March 31,

	2004		2003

Revenues	$70,661	100.0%	$43,654	100.0%
Operating expenses:
Cost of services	56,311	79.7%	37,856	86.7%
Selling, general and administrative expenses	6,271	8.9%	5,433	12.4%

Total operating expenses	62,582	88.6%	43,289	99.1%

Operating earnings	8,079	11.4%	365	0.8%
Interest expense	(181)	(0.2)%	(106)	(0.2)%
Interest income	83	0.1%	103	0.2%

Earnings from continuing operations before income taxes	7,981	11.3%	362	0.8%
Income tax provision	3,033	4.3%	138	0.3%

Earnings from continuing operations	4,948	7.0%	224	0.5%

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	(843)	(1.9)%
Gains (losses) on disposals of discontinued operations, net of taxes	155	0.2%	(553)	(1.3)%

Net earnings (losses) from discontinued operations	155	0.2%	(1,396)	(3.2)%

Net earnings (losses)	$5,103	7.2%	$(1,172)	(2.7)%

Earnings (losses) per share (see Note 3):
Continuing operations:
Basic	$0.22		$0.01
Diluted	$0.20		$0.01
Discontinued operations:
Basic	$--		$(0.06)
Diluted	$0.01		$(0.06)
Net earnings (losses):
Basic	$0.22		$(0.05)
Diluted	$0.21		$(0.05)

Revenues: Revenues increased by approximately $27.0 million, or 61.9%, to $70.7 million in the three-month period ended March 31, 2004, from $43.7 million in the three months ended March 31, 2003.

Revenues in our VPS business were $62.8 million, an increase of $25.4 million or 68.2% from the $37.4 million in the same period in 2003, and accounted for 88.9% of total Ventiv revenues for the three months ended March 31, 2004. This increase resulted primarily from new contracts for ALTANA, Watson and Bayer initiating subsequent to the first quarter of 2003 and continuing through the first quarter of 2004. In addition, VPS recorded $0.9 million in incentive fees during the first quarter of 2004 versus $0.1 million during the first quarter of 2003. Incentive fees are recorded when the Company is reasonably assured that payment will be received. These increases were offset by conversions of sales teams for Endo and Boehringer Ingleheim Pharmaceuticals, Inc. during the fourth quarter of 2003.

Our HPR business generated $7.9 million of revenue, which was 11.1% of total revenues, in the three-month period ended March 31, 2004, compared to $6.3 million in the three-month period ended March 31, 2003. Increased business from Bayer, GlaxoSmithKline and Novartis Pharmaceuticals Corporation mainly contributed to this variance for the first quarter.

Costs of Services: Costs of services increased by approximately $18.4 million or 48.8%, to $56.3 million this fiscal quarter from $37.9 million in the three-month period ended March 31, 2003. Costs of services decreased as a percentage of revenues to 79.7% from 86.7% in the three-month periods ended March 31, 2004 and 2003, respectively.

Costs of services at the VPS business increased by approximately $17.8 million, or 52.3%, to $51.8 million in the first quarter of 2004 from $34.0 million in the first quarter of 2003. This variance is slightly lower than the increase in revenue between the related periods. Costs of services were 82.4% of VPS revenue in the first quarter of 2004, compared to 91.0% in the first quarter of 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations. In addition, as discussed above, the Company recorded higher increased incentive fees during the first quarter of 2004 versus the first quarter of 2003 without any significant related costs.

HPR's costs of services were $4.5 million in the first quarter of 2004, an increase of $0.6 million or 17.3%, from $3.9 million in the first quarter of 2003. Costs of services represented 57.9% of revenue in the first quarter of 2004 compared to 61.5% in the first quarter of 2003. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2004 that helped to produce higher margins in 2004.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by approximately $0.9 million, or 15.5%, to $6.3 million from $5.4 million in the three-month periods ended March 31, 2004 and 2003, respectively. This increase is primarily due to increased compensation levels in 2004 versus 2003, increases in advertising and professional fees, such as fees related to the comply with the internal control standards of Section 404 the Sarbanes-Oxley Act of 2002.

SG&A expenses at VPS increased by approximately $0.4 million, or 13.8%, to $3.5 million in the first quarter of 2004 from $3.1 million incurred in the first quarter of 2003. This increase is primarily due to increased compensation levels in 2004 versus 2003, offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at HPR increased by approximately $0.1 million during the first quarter of 2004 when compared to the first quarter of 2003. This is due to increased compensation for 2004 versus 2003.

Other SG&A was approximately $1.5 million for the three months ended March 31, 2004, an increase of approximately $0.3 million or 28.4% from $1.2 million for the three months ended March 31, 2003. The increase was mainly related to increases in advertising and professional fees, primarily related to the Company’s compliance with the internal control standards of Section 404 the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three-month periods ended March 31, 2004 and March 31, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from divestitures recently completed by the Company.

Discontinued Operations: For the three months ended March 31, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $0.2 million and losses of $1.4 million, respectively. The 2003 results from discontinued operations of $0.8 million mainly consisted of the results of our France-based operations during the first quarter of that year. The 2004 gains on disposals of discontinued operations of $0.2 million mainly consisted of contingency payments due from our previously divested Hungary and Germany-based units, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations comprised mainly of the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

Net Earnings and Earnings Per Share (“EPS”): Ventiv’s net earnings increased by approximately $6.3 million to a gain of $5.1 million, from a loss of $1.2 million in the three months ended March 31, 2004 and 2003, respectively. Earnings per share increased to earnings of $0.21 per share for the three-month period ended March 31, 2004 from losses of $0.05 per share for the three-month period ended March 31, 2003.  Operating results were higher due to increased revenues from certain contracts and various cost saving strategies.

Liquidity and Capital Resources

At March 31, 2004, Ventiv had $61.6 million of unrestricted cash and equivalents, an increase of $6.7 million from December 31, 2003. For the three months ended March 31, 2003 compared to March 31, 2004, cash provided by operations decreased by $4.5 million from $14.5 million to $10.0 million. Cash provided by investing activities decreased from a source of $0.3 million to a use of $1.5 million in the three months ended March 31, 2004. Cash used in financing activities increased by $0.1 million from $1.9 million to $2.0 million over the same comparative periods.

Cash provided by operations was $10.0 million and $14.5 million in the three months ended March 31, 2004 and 2003, respectively. This decrease was, in large part, due to the billing and collection of certain payments due under various contracts. In January 2003, the Company received $10.6 million from Bayer when the contract was amended. In addition, as discussed previously, many new contracts were initiated in the first quarter of 2004 but will not generate cash until the second quarter of 2004.

Cash used in investing activities was $1.5 million for the three months ended March 31, 2004 compared to $0.3 million provided in the same period during 2003. The Company received total proceeds of approximately $0.3 million from the divestiture of its Hungary-based business on January 23, 2003 and $0.6 million payment received in 2003 on a note receivable due from Discovery East LLC, to whom we sold our Stamford, Connecticut-based communications business unit. Investing activities also included capital expenditures of approximately $1.5 million and $0.6 million for the three months ended March 31, 2004 and March 31, 2003, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts.

Cash used in financing activities was $2.0 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. The Company has existing letters of credit for insurance on its automobile fleet in its VPS business unit. These letters of credit have been fully cash collateralized by the Company in both the first quarters of 2003 and 2004. During the three months ended 2004, the Company received $0.8 million of proceeds from the exercise of stock options. There was no exercise activity during the three months ended March 31, 2003 due to the Company’s stock price at that time. Finally, the Company made capital lease payments of $1.5 million and $1.1 million for the same period in 2004 and 2003, respectively, under the fleet lease agreement in its VPS business unit.

On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option at a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75%, or at LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at March 31, 2004.

A summary of our contractual obligations and commercial commitments as of March 31, 2004 are as follows:

(Amounts in thousands)		Amounts Due In

Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years

Capital lease obligations (a)	$26,555	$6,560	$15,392	$4,603	$---
Operating leases (b)	17,356	3,083	8,022	6,251	---

Total obligations	$43,911	$9,643	$23,414	$10,854	$---

  These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of March 31, 2004 but will be recorded as incurred.
  Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.
    We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months and for the foreseeable future.

We plan to focus on internal growth in the near term as the primary means of our expansion, although we consider acquisition and investment opportunities from time to time as they arise. Cash provided by operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue or to fund investment and acquisition activities. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition, investment or business opportunities which we may wish to pursue.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2003. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2003.

Business Considerations

Our business, financial condition and results of operations may be materially affected by the matters discussed under the caption “Business Considerations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2003.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in market interest rates. We are subject to interest rate risk on our debt for changes in the LIBOR and base lending rates. We do not currently engage in hedging or other market risk management strategies.

Long-Term Debt Exposure

At March 31, 2004, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company's available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestiture of the Company’s European business units.

ITEM 4. Controls and Procedures

Based on their evaluation as of March 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Ventiv is currently engaged in a broad review of its internal control procedures in anticipation of the need for Ventiv to issue its assessment as to the effectiveness of our internal controls over financial reporting and from our independent auditors to issue a report on management’s assessment of the effectiveness of Ventiv’s internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

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

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of March 4, 2004, Item 12, regarding the Company’s release of financial information on March 4, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

VENTIV HEALTH, INC.

Date: May 6, 2004	By:	/s/ John R. Emery
John R. Emery
Title Chief Financial Officer