Form 10-Q
period 2004-06-30
VENTIV HEALTH INC
filed 2004-08-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, par value $0.001, 23,814,840 shares outstanding as of July 30, 2004

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)	1

Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4 - 10

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 19

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4. Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	21

ITEM 4. Submission of Matters to a Vote of Security Holders	21

ITEM 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

EXHIBITS	24 – 27

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

VENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
(unaudited)
	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$78,486	$54,970
Restricted cash	3,903	1,672
Accounts receivable, net of allowances for doubtful accounts of $1,693
and $2,019 at June 30, 2004 and December 31, 2003, respectively	33,249	41,836
Unbilled services	24,645	21,347
Prepaid expenses and other current assets	3,423	1,146
Current deferred tax assets	1,660	1,660

Total current assets	145,366	122,631
Property and equipment, net	30,411	31,457
Goodwill	26,644	20,638
Other intangibles, net	2,632	85
Deferred tax assets	5,438	5,438
Other assets	707	459

Total assets	$211,198	$180,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$9,858	$8,100
Accrued payroll, accounts payable and accrued expenses	35,828	32,105
Current income tax liabilities	14,681	9,165
Client advances and unearned revenue	6,723	4,859

Total current liabilities	67,090	54,229
Capital lease obligations	19,143	18,488
Other non-current liabilities	270	266

Total liabilities	86,503	72,983

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; 23,814,590 and
23,094,503 shares issued and outstanding at June 30, 2004 and
December 31, 2003, respectively	24	23
Additional paid-in-capital	164,573	159,359
Deferred compensation	(61)	(85)
Accumulated other comprehensive earnings	122	103
Accumulated deficit	(39,963)	(51,675)

Total stockholders' equity	124,695	107,725

Total liabilities and stockholders' equity	$211,198	$180,708

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Revenues	$75,221	$46,239	$145,882	$89,893
Operating expenses:
Cost of services	60,297	37,984	116,607	75,840
Selling, general and administrative expenses	7,299	5,802	13,570	11,234
Restructuring	(264)	--	(264)	--
Gain on sale of real estate	--	(392)	--	(392)

Total operating expenses	67,332	43,394	129,913	86,682

Operating earnings	7,889	2,845	15,969	3,211
Interest expense	(200)	(139)	(381)	(246)
Interest income	142	122	225	226

Earnings from continuing operations before income taxes	7,831	2,828	15,813	3,191
Income tax provision	2,976	1,075	6,009	1,212

Earnings from continuing operations	4,855	1,753	9,804	1,979

Earnings (losses) from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	--	(2,786)	--	(3,629)
Gains (losses) on disposals of discontinued operations, net of taxes	1,754	(799)	1,908	(1,353)
Net earnings (losses) from discontinued operations	1,754	(3,585)	1,908	(4,982)

Net earnings (losses)	$6,609	$(1,832)	$11,712	$(3,003)

Earnings (losses) per share:
Continuing operations:
Basic	$0.21	$0.08	$0.42	$0.09
Diluted	$0.19	$0.07	$0.39	$0.08
Discontinued operations:
Basic	$0.07	$(0.16)	$0.08	$(0.22)
Diluted	$0.07	$(0.15)	$0.08	$(0.21)
Net earnings (losses):
Basic	$0.28	$(0.08)	$0.50	$(0.13)
Diluted	$0.26	$(0.08)	$0.47	$(0.13)
Weighted average number of common shares outstanding:
Basic	23,546	22,887	23,353	22,889
Diluted	25,297	23,575	24,933	23,381

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)
	For the Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net earnings (losses)	$11,712	$(3,003)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
(Earnings) losses from discontinued operations	(1,908)	4,982
Depreciation	7,544	4,258
Amortization	9	9
Gain on sale of real estate	--	(392)
Stock compensation expense	45	264
Executive share surrender	--	(185)
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	(1,231)	270
Accounts receivable, net	10,575	10,977
Unbilled services	(2,128)	3,250
Prepaid expenses and other current assets	(2,269)	(843)
Accrued payroll, accounts payable and accrued expenses	1,866	(1,943)
Current income tax liabilities	5,516	1,219
Client advances and unearned revenue	1,840	5,110
Other	(269)	501

Net cash provided by operating activities	31,302	24,474

Cash flows from investing activities:
Cash paid for acquisition of Franklin Group, Inc. and Lincoln, Ltd., Inc.	(6,667)	--
Proceeds from disposals of discontinued operations	701	1,202
Proceeds from sale of real estate	--	1,099
Purchases of property and equipment	(2,111)	(1,213)
Proceeds from manufacturers’ rebates on leased vehicles	3,479	--

Net cash (used in) provided by investing activities	(4,598)	1,088

Cash flows from financing activities:
Collateralization of obligations under standby letter of credit	(1,000)	(788)
Repayments of capital lease obligations	(5,026)	(2,287)
Proceeds from exercise of stock options	1,612	3

Net cash used in financing activities	(4,414)	(3,072)

Net cash provided by (used in) discontinued operations	1,207	(3,053)

Effect of exchange rate changes	19	615

Net increase in cash and equivalents	23,516	20,052
Cash and equivalents, beginning of period	54,970	46,059

Cash and equivalents, end of period	$78,486	$66,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$381	$259
Cash paid for income taxes	$682	$284
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$5,563	$2,836
Stock issuance related to acquisition of Franklin Group, Inc. and Lincoln Ltd., Inc.	$3,580	--

The accompanying notes are an integral part of these consolidated financial statements

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   Organization, Business and Basis of Presentation:

Ventiv Health, Inc. and subsidiaries (collectively "Ventiv" or "the Company") is a leading provider of outsourced sales and marketing solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. These programs include:

  Sales and Marketing Teams
  Recruitment
  Professional Development and Training
  Marketing Support
  Data Solutions
  Clinical Support
  Sample Compliance Services
  Patient Assistance Programs
  Brand/portfolio analytics and forecasting
  Market research and intelligence
  Strategic and tactical planning

Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "consolidated financial statements"). These consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of June 30, 2004 and December 31, 2003, the results of operations of the Company for the three and six months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain balances as of December 31, 2003, have been reclassified to conform to the June 30, 2004 balance sheet presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

2.   Acquisition:

    On June 9, 2004, the Company acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments contingent on Franklin’s future performance measurements to acquire approximately $2.6 million of net assets.

Pro forma financial statements were not presented as the acquisition was not deemed significant. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of Franklin’s assets acquired and liabilities assumed may be necessary as additional information becomes available and a third-party valuation of certain intangible assets is finalized. The excess of the purchase price over the fair market value of the net assets acquired consists of $6.0 million of goodwill, and two other intangible assets: approximately $1.5 million for the Franklin tradename, which has an indefinite life, and $1.1 million of customer relationships, which will be amortized over a five-year term.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

3.   Employee Stock Compensation:

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

The following table illustrates the effect on net earnings (losses) and net earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net earnings (losses) attributable to common shareholders, as reported	$6,609	$(1,832)	$11,712	$(3,003)
Less: stock-based employee compensation expense determined under the fair value method, net of related income taxes	(341)	(353)	(665)	(706)

Pro forma net earnings (losses)	$6,268	$(2,185)	$11,047	$(3,709)

Net earnings (losses) per share attributable to common shareholders:
As reported: Basic	$0.28	$(0.08)	$0.50	$(0.13)
As reported: Diluted	$0.26	$(0.08)	$0.47	$(0.13)
Pro forma: Basic	$0.27	$(0.09)	$0.47	$(0.16)
Pro forma: Diluted	$0.25	$(0.09)	$0.44	$(0.16)

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2004 and 2003 were $11.47 and $2.52 per share, respectively, and in addition, during the six months ended June 30, 2004 and 2003 were $10.50 and $1.91 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Options

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.93%	2.27%	3.69%	2.52%
Expected volatility	89%	97%	89%	98%
Expected life of options	4 yrs	4 yrs	4 yrs	4 yrs

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
4.   Earnings (Losses) Per Share (“EPS”):

Basic earnings or losses per share excludes dilution for potentially dilutive securities and is computed by dividing net earnings or losses attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings or losses per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings or losses per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings (losses) per share from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands, except per share data)

Basic EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$6,609	$(1,832)	$11,712	$(3,003)
Weighted average number of common shares outstanding	23,546	22,887	23,353	22,889

Basic EPS from continuing operations	$0.28	$(0.08)	$0.50	$(0.13)

Diluted EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$6,609	$(1,832)	$11,712	$(3,003)
Adjustments	--	--	--	--

Adjusted earnings (losses) from continuing operations	$6,609	$(1,832)	$11,712	$(3,003)

Weighted average number of common shares outstanding	23,546	22,887	23,353	22,889
Stock options	1,747	688	1,577	492
Restricted stock awards	4	--	3	--

Total diluted common shares outstanding	25,297	23,575	24,933	23,381

Diluted EPS from continuing operations	$0.26	$(0.08)	$0.47	$(0.13)

For the three and six months ended June 30, 2004, 40,509 shares and 30,345 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. Similarly, for the three six months ended June 30, 2003, 1,624,349 shares and 2,468,005 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. For the three and six months ended June 30, 2003, the dilutive effect of all stock options were excluded from the calculation of diluted EPS because the Company incurred losses during those periods.

5.   Significant Clients:

      During the six months ended June 30, 2004, three clients accounted for approximately 25%, 19% and 15%, individually, of the Company's total revenues. For the six months ended June 30, 2003, two clients, accounted for 26% and 16%, individually, of the Company's total revenues.

The Company had three clients at June 30, 2004 that accounted for 20%, 17% and 13%, individually, of billed account receivables. At December 31, 2003, the Company had three clients, who comprised 22%, 18% and 12%, individually, of billed account receivables. The Company had three clients at June 30, 2004 that accounted for 23%, 19% and 14%, individually, of unbilled receivables. At December 31, 2003, the Company had three clients, which comprised 28%, 22% and 18% of unbilled receivables, individually.

During the first quarter of 2004, the Company won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

During the second quarter of 2004, the Company won two additional contracts, each adding 200 sales representatives during the second half of the year, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment is scheduled to occur during the fourth quarter of 2004.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

In July 2004, the Company entered into an agreement with Aventis Pharmaceuticals, Inc. (“Aventis”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 450 representatives and 50 district managers. The field teams will be deployed in separate waves during the second half of 2004.

In June 2004, Watson Pharmaceuticals, Inc. (“Watson”) elected to exercise its option to not continue its sales force contract for a second year, effective around August 1, 2004. The contract originated in March 2003 to provide for approximately 385 sales representatives.

6.   Restricted Cash:

In January 2004, the Company pledged $1.0 million of cash as collateral on an outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Pharma Services (“VPS”) segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of June 30, 2004.

       In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the VPS segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.9 million held in escrow on behalf of clients and was included in restricted cash in the Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

Included in restricted cash is approximately $1.2 million currently due to the former managing partners of Franklin as a result of the acquisition. The entire amount will be paid as the accounts are finalized and approved.

7.   Goodwill and Other Intangible Assets:

    Goodwill is recorded in the VPS segment and consists of the following:

(in thousands)	June 30, 2004	December 31, 2003

Goodwill *	$26,644	$20,638

    Other intangible assets consist of the following:

	June 30, 2004			December 31, 2003
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships *	$1,067	$--	$1,067	$--	$--	$--
Other	236	(161)	75	236	(151)	85

Total	1,303	(161)	1,142	236	(151)	85
Unamortizable intangible *	1,490	--	1,490	--	--	--

Total other intangibles	$2,793	$(161)	$2,632	$236	$(151)	$85

* The increases in goodwill and other intangible assets arose from the acquisition of Franklin (see Note 2).

Amortization expense, based on intangibles subject to amortization held at June 30, 2004, is expected to be $0.1 million for the second half of 2004, $0.2 million annually from 2005 through 2008, and $0.1 million in 2009.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
8.   Comprehensive Earnings (Losses):

Comprehensive earnings (losses) reports the effect on net earnings (losses) of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. Total comprehensive earnings (losses) and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Net earnings (losses)	$6,609	$(1,832)	$11,712	$(3,003)
Other comprehensive earnings (losses), net of tax:
Foreign currency translation adjustments	(9)	496	19	615

Comprehensive earnings (losses)	$6,600	$(1,336)	$11,731	$(2,388)

9.   Capital Lease Obligations:

        During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its VPS operating segment. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $5.6 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively.

10.   Restructuring

During 2001, the Company completed an evaluation of the operations of certain U.S. based operations. As a result of this evaluation, the Company adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices.

In May 2004, the Company’s VPS segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. VPS has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

The following table summarizes the activity in the integration activities liability account (in thousands):

	Beginning Balance	Additions	Deductions for Amounts Paid	Adjustments	Balance at End of Period

Year Ended December 31, 2001	$--	$2,025	$(961)	$--	$1,064
Year Ended December 31, 2002	1,064	--	(530)	--	534
Year Ended December 31, 2003	534	--	(232)	--	302
Six Months Ended June 30, 2004	$302	$--	$(23)	$(264)	$15

11.   Discontinued Operations:

For the six months ended June 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $1.9 million and losses of $5.0 million, respectively. The 2003 results from discontinued operations of $3.6 million mainly consisted of the results of our France-based operations during the first half of that year. The 2004 gains on disposals of discontinued operations of $1.9 million mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based units. The 2003 losses on disposals of discontinued operations of $1.4 million comprised mainly of legal and professional fees related to the divestiture of the U.K. and France-based contract sales organizations, which were divested in October 2002 and September 2003, respectively, and the divestiture of the Hungary-based contract sales organization, which was divested in January 2003.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)
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

12.   Segment Information:

        The Company currently operates under three segments: VPS (formerly known as Ventiv Health Sales and Marketing), Planning and Analytics (operated through the Company’s wholly-owned subsidiary, Health Products Research, Inc. (“HPR”)) and Other.

The Company's reportable segments are:

VPS

The VPS segment offers a broad array of services across the full spectrum of sales and marketing, with both integrated and independent programs. These programs include:
  Sales and Marketing Teams
  Recruitment
  Professional Development and Training
  Marketing Support
  Data Solutions
  Clinical Support
  Sample Compliance Services
  Patient Assistance Programs

VPS focuses on the delivery of services within sales and marketing disciplines, so that client companies can leverage this concentration of expertise in meeting their own strategic goals. The Franklin acquisition and financial results are reported in the VPS segment.

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

Other

The Other segment encompasses the activities of the corporate management group.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – (Continued)

For the three months ended June 30, 2004 (in thousands):

	VPS	HPR	Other	Total

Revenues	$66,847	$8,374	$--	$75,221
Depreciation and amortization	3,777	160	20	3,957
Restructuring	249	--	15	264
Interest expense	126	--	74	200
Interest income	8	2	132	142
Earnings (losses) from continuing operations, before income taxes	$7,509	$1,856	$(1,534)	$7,831

For the three months ended June 30, 2003 (in thousands):

	VPS	HPR	Other	Total

Revenues	$38,803	$7,436	$--	$46,239
Depreciation and amortization	1,820	264	85	2,169
Gain on sale of real estate	392	--	--	392
Interest expense	57	--	82	139
Interest income	--	4	118	122
Earnings (losses) from continuing operations, before income taxes	$2,548	$1,539	$(1,259)	$2,828

For the six months ended June 30, 2004 (in thousands):

	VPS	HPR	Other	Total

Revenues	$129,657	$16,225	$--	$145,882
Depreciation and amortization	7,194	326	33	7,553
Restructuring	249	--	15	264
Interest expense	239	--	142	381
Interest income	8	5	212	225
Earnings (losses) from continuing operations, before income taxes	$14,912	$3,917	$(3,016)	$15,813

For the six months ended June 30, 2003 (in thousands):

	VPS	HPR	Other	Total

Revenues	$76,156	$13,737	$--	$89,893
Depreciation and amortization	3,680	456	131	4,267
Gain on sale of real estate	392	--	--	392
Interest expense	117	--	129	246
Interest income	--	8	218	226
Earnings (losses) from continuing operations, before income taxes	$2,757	$2,805	$(2,371)	$3,191

	June 30, 2004	December 31, 2003

	(in thousands)

Total Assets:
VPS	$141,685	$106,887
HPR	29,324	29,465
Other	40,189	44,356

Total assets	$211,198	$180,708

 The Company's continuing operations are exclusively in the United States.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (the “Report”), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risks Related to Our Business” in Item 7 of our 2003 Annual Report on Form 10-K.

The forward-looking statements contained in this Report speak only as of the date hereof and are based upon information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. Except as required by applicable laws or regulations, we undertake no obligation to revise or update any forward-looking statements for any reason.

Ventiv Health, Inc. and subsidiaries (collectively "Ventiv" or "the Company") is a leading provider of outsourced sales and marketing solutions for the pharmaceutical, biotechnology and life sciences industries. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; strategic and tactical planning; sample compliance services; and patient assistance programs. Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

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

The VPS segment offers a broad array of services across the full spectrum of sales and marketing, with both integrated and independent programs. These programs include:
  Sales and Marketing Teams
  Recruitment
  Professional Development and Training
  Marketing Support
  Data Solutions
  Clinical Support
  Sample Compliance Services
  Patient Assistance Programs

VPS focuses on the delivery of services within sales and marketing disciplines, so that clients can leverage this concentration of expertise in meeting their own strategic goals. The Company’s non-operating reportable segment, Other, encompasses the activities of the corporate group.

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

During the first quarter of 2004, the Company won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

During the second quarter of 2004, the Company won two additional contracts, each adding 200 sales representatives during the second half of the year, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment is scheduled to occur during the fourth quarter of 2004.

In July 2004, the Company entered into an agreement with Aventis Pharmaceuticals, Inc. (“Aventis”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 450 sales representatives and 50 district managers. The field teams will be deployed in separate waves during the second half of 2004.

In September 2003, the Company was notified by Endo Pharmaceuticals, Inc. (“Endo”) of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives employed by Endo by December 31, 2003.

In June 2004, Watson Pharmaceuticals, Inc. (“Watson”) elected to exercise its option to not continue its sales force contract for a second year, effective on or about August 1, 2004. This action was related to Watson’s strategic decision to refocus its broader business priorities, and was not a reflection on the performance of the Ventiv sales team. The contract originated in March 2003 to provide for approximately 385 sales representatives.

Acquisition

On June 9, 2004, the Company acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments contingent on Franklin’s future performance measurements to acquire approximately $2.6 million of net assets. Franklin’s financial results are reported in the VPS segment from June 9, 2004 through June 30, 2004.

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

Over the past two years, the Company has divested its Communications and European Contract Sales businesses. The Company has been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration the Company is continuing to receive subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration

Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of June 30, 2004)

Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business ($1.7 million earned through June 30, 2004)

Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million ($0.2 million received as of June 30, 2004)

Results of Operations

The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv's consolidated statements of operations, including such data as a percentage of revenues.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	For the Three Months Ended June 30,

	2004		2003

Revenues	$75,221	100.0%	$46,239	100.0%
Operating expenses:
Cost of services	60,297	80.2%	37,984	82.1%
Selling, general and administrative expenses	7,299	9.7%	5,802	12.6%
Restructuring	(264)	(0.4%)	--	--
Gain on sale of real estate	--	--	(392)	(0.8)%

Total operating expenses	67,332	89.5%	43,394	93.9%

Operating earnings	7,889	10.5%	2,845	6.1%
Interest expense	(200)	(0.3%)	(139)	(0.3)%
Interest income	142	0.2%	122	0.3%

Earnings from continuing operations before income taxes	7,831	10.4%	2,828	6.1%
Income tax provision	2,976	3.9%	1,075	2.3%

Earnings from continuing operations	4,855	6.5%	1,753	3.8%

Earnings (losses) from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	--	--	(2,786)	(6.0)%
Gains (losses) on disposals of discontinued operations, net of taxes	1,754	2.3%	(799)	(1.8)%

Net earnings (losses) from discontinued operations	1,754	2.3%	(3,585)	(7.8)%

Net earnings (losses)	$6,609	8.8%	$(1,832)	(4.0)%

Earnings (losses) per share:
Continuing operations:
Basic	$0.21		$0.08
Diluted	$0.19		$0.07
Discontinued operations:
Basic	$0.07		$(0.16)
Diluted	$0.07		$(0.15)
Net earnings (losses):
Basic	$0.28		$(0.08)
Diluted	$0.26		$(0.08)

Revenues: Revenues increased by approximately $29.0 million, or 62.7%, to $75.2 million in the three months ended June 30, 2004, from $46.2 million in the three months ended June 30, 2003.

Revenues in our VPS business increased by approximately $28.0 million, or 72.3%, to $66.8 million in the three months ended June 30, 2004 from $38.8 million in the three months ended June 30, 2003, and accounted for 88.9% of total Ventiv revenues for the three months ended June 30, 2004. This increase resulted primarily from new contracts, such as ALTANA, initiating subsequent to the first quarter of 2003 and continuing through the second quarter of 2004. As previously discussed, during the first half of 2004, the Company also won several new contracts amounting to an additional 765 sales representatives. These increases were partially offset by a conversion of a sales team for Endo during the fourth quarter of 2003. As previously indicated, in July 2004, the Company entered into a new contract with Aventis in which deployment is scheduled to occur in separate waves in the second half of 2004. Watson has elected to terminate its sales contract effective August 1, 2004. Revenues from the Aventis and other 2004 contract wins are expected to offset the preceding losses and diversify the Company’s client base.

Our HPR business generated $8.4 million of revenue, which was 11.1% of total revenues, in the three months ended June 30, 2004, compared to $7.4 million in the three months ended June 30, 2003. Increased marketing projects for GlaxoSmithKline and Novartis Pharmaceuticals Corporation mainly contributed to this variance for the second quarter.

Costs of Services: Costs of services increased by approximately $22.3 million or 58.7%, to $60.3 million this fiscal quarter from $38.0 million in the three months ended June 30, 2003. Costs of services decreased as a percentage of revenues to 80.2% from 82.1% in the three months ended June 30, 2004 and 2003, respectively.

Costs of services at the VPS business increased by approximately $22.0 million, or 66.0%, to $55.3 million in the second quarter of 2004 from $33.3 million in the second quarter of 2003. Costs of services increased at a lower rate than revenues between quarters. Costs of services were 82.8% of VPS revenue in the second quarter of 2004, compared to 85.9% in the second quarter of 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

HPR's costs of services were $5.0 million in the second quarter of 2004, an increase of $0.3 million or 6.7%, from $4.7 million in the second quarter of 2003. Costs of services represented 59.2% of revenue in the second quarter of 2004 compared to 62.5% in the second quarter of 2003. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2004 that helped to produce higher margins in 2004.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by approximately $1.5 million, or 25.8%, to $7.3 million from $5.8 million in the three months ended June 30, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, and increases in advertising and professional fees, such as fees related to comply with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at VPS increased by approximately $0.8 million, or 26.9%, to $4.1 million in the second quarter of 2004 from $3.3 million incurred in the second quarter of 2003. This increase was primarily due to increased compensation levels in 2004 versus 2003, offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at HPR increased by approximately $0.3 million during the second quarter of 2004 when compared to the second quarter of 2003. This was also due to increased compensation for 2004 versus 2003.

Other SG&A was approximately $1.6 million for the three months ended June 30, 2004, an increase of approximately $0.3 million or 24.0% from $1.3 million for the three months ended June 30, 2003. The increase was mainly related to increases in advertising and professional fees, primarily related to the Company’s compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring: In May 2004, the Company’s VPS segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. VPS has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

Gain on Sale of Real Estate: Ventiv’s VPS business unit sold its Colorado-based warehousing facility and the associated land in June 2003 for $1.1 million.  In conjunction with this sale, the Company recorded a net gain of approximately $0.4 million.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three months ended June 30, 2004 and June 30, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the three months ended June 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $1.8 million and losses of $3.6 million, respectively. The 2003 results from discontinued operations of $2.8 million mainly consisted of the results of our France-based operations during the second quarter of that year. The 2004 gains on disposals of discontinued operations of $1.8 million mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based units, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations of $0.8 million comprised mainly of legal and professional fees related to the divestiture of the U.K. and France-based contract sales organizations, which were divested in October 2002 and September 2003, respectively.

Net Earnings and Earnings Per Share (“EPS”): Ventiv’s net earnings increased by approximately $8.4 million to a gain of $6.6 million, from a loss of $1.8 million in the three months ended June 30, 2004 and 2003, respectively. Diluted earnings per share increased to earnings of $0.26 per share for the three months ended June 30, 2004 from losses of $0.08 per share for the three months ended June 30, 2003.  Operating results were higher due to increased revenues from certain contracts and various cost saving strategies. In addition, 2003 included losses from discontinued operations from our previously-divested U.K. and France-based business units.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	For the Six Months Ended June 30,

	2004		2003

Revenues	$145,882	100.0%	$89,893	100.0%
Operating expenses:
Cost of services	116,607	79.9%	75,840	84.4%
Selling, general and administrative expenses	13,570	9.3%	11,234	12.5%
Restructuring	(264)	(0.2)%	--	--
Gain on sale of real estate	--	--	(392)	(0.4)%

Total operating expenses	129,913	89.0%	86,682	96.5%

Operating earnings	15,969	10.9%	3,211	3.5%
Interest expense	(381)	(0.3%)	(246)	(0.3)%
Interest income	225	0.2%	226	0.3%

Earnings from continuing operations before income taxes	15,813	10.8%	3,191	3.5%
Income tax provision	6,009	4.1%	1,212	1.3%

Earnings from continuing operations	9,804	6.7%	1,979	2.2%

Earnings from discontinued and held for sale operations:
Losses from discontinued operations, net of taxes	--	--	(3,629)	(4.0)%
Earnings (losses) on disposals of discontinued operations, net of taxes	1,908	1.3%	(1,353)	(1.5)%

Net earnings (losses) from discontinued operations	1,908	1.3%	(4,982)	(5.5)%

Net earning (losses):	$11,712	8.0%	$(3,003)	(3.3)%

Earnings (losses) per share:
Continuing operations:
Basic	$0.42		$0.09
Diluted	$0.39		$0.08
Discontinued operations:
Basic	$0.08		$(0.22)
Diluted	$0.08		$(0.21)
Net earnings (losses):
Basic	$0.50		$(0.13)
Diluted	$0.47		$(0.13)

Revenues: Revenues increased by approximately $56.0 million, or 62.3%, to $145.9 million in the six months ended June 30, 2004, from $89.9 million in the six months ended June 30, 2003.

Revenues in our VPS business were $129.7 million, an increase of $53.5 million or 70.3% from the $76.2 million in the same period in 2003, and accounted for 88.9% of total Ventiv revenues for the six months ended June 30, 2004. This increase resulted primarily from new contracts, such as ALTANA, initiating subsequent to the first quarter of 2003 and continuing through the second quarter of 2004. As previously discussed, during the first half of 2004, the Company also won several new contracts amounting to an additional 765 sales representatives. These increases were partially offset by a conversion of a sales team for Endo during the fourth quarter of 2003. As previously indicated, in July 2004, the Company entered into a new contract with Aventis in which deployment is scheduled to occur in separate waves in the second half of 2004. Watson has elected to terminate its sales contract effective August 1, 2004. Revenues from the Aventis and other 2004 contract wins are expected to offset the preceding losses and diversify the Company’s client base.

Our HPR business generated $16.2 million of revenue, which was 11.1% of total revenues, in the six months ended June 30, 2004, compared to $13.7 million in the six months ended June 30, 2003. Increased business from GlaxoSmithKline and Novartis Pharmaceuticals Corporation mainly contributed to this variance.

Costs of Services: Costs of services increased by approximately $40.8 million or 53.8%, to $116.6 million during the six months ended June 30, 2004 from $75.8 million in the six months ended June 30, 2003. Costs of services decreased as a percentage of revenues to 79.9% from 84.4% in the six months ended June 30, 2004 and 2003, respectively.

Costs of services at the VPS business increased by approximately $39.8 million, or 59.1%, to $107.1 million in the six months ended June 30, 2004 from $67.3 million in the six months ended June 30, 2003. This variance is lower than the percentage increase in revenue between the related periods. Costs of services were 82.6% of VPS revenue in the six months ended June 30, 2004, compared to 88.4% in the six months ended June 30, 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

HPR's costs of services were $9.5 million in the six months ended June 30, 2004, an increase of $1.0 million or 11.5%, from $8.5 million in the six months ended June 30, 2003. Costs of services represented 58.6% of revenue in the six months ended June 30, 2004 compared to 62.0% in the six months ended June 30, 2003. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2004 that helped to produce higher margins in 2004.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $2.4 million, or 20.8%, to $13.6 million from $11.2 million in the six months ended June 30, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, and increases in advertising and professional fees, such as fees related to the compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at VPS increased by approximately $1.3 million, or 20.5%, to $7.7 million in the six months ended June 30, 2004 from $6.4 million incurred in the six months ended June 30, 2003. This increase was primarily due to increased compensation levels in 2004 versus 2003, offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at HPR increased by approximately $0.4 million during the six months ended June 30, 2004 when compared to the same period in 2003. This was due to increased compensation for 2004 versus 2003.

Other SG&A was approximately $3.1 million for the six months ended June 30, 2004, an increase of approximately $0.6 million or 26.1% from $2.5 million for the six months ended June 30, 2003. The increase was mainly related to increases in advertising and professional fees, primarily related to the Company’s compliance with the internal control standards of Section 404 the Sarbanes-Oxley Act of 2002.

Restructuring: In May 2004, the Company’s VPS segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. VPS has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

Gain on Sale of Real Estate: Ventiv’s VPS business unit sold a Colorado warehousing facility and the associated land in June 2003 for $1.1 million.  In conjunction with this sale, the Company recorded a net gain of approximately $0.4 million.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the six months ended June 30, 2004 and June 30, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the six months ended June 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $1.9 million and losses of $5.0 million, respectively. The 2003 results from discontinued operations of $3.6 million mainly consisted of the results of our France-based operations during the first half of that year. The 2004 gains on disposals of discontinued operations of $1.9 million mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based units, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations of $1.4 million comprised mainly of legal and professional fees related to the divestiture of the U.K. and France-based contract sales organizations, which were divested in October 2002 and September 2003, respectively, and the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

EPS: Ventiv’s net earnings increased by approximately $14.7 million to earnings of $11.7 million, from losses of $3.0 million in the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share increased to earnings of $0.47 per share for the six months ended June 30, 2004 from losses of $0.13 per share for the six months ended June 30, 2003.  Operating results were higher due to increased revenues from certain contracts and various cost saving strategies, while losses from discontinued operations were incurred in 2003 from our previously divested business units.

Liquidity and Capital Resources

At June 30, 2004, the Company had $78.5 million of unrestricted cash and equivalents, an increase of $23.5 million from December 31, 2003. For the six months ended June 30, 2003 compared to the six months ended June 30, 2004, cash provided by operations increased by $6.8 million from $24.5 million to $31.3 million. Cash provided by investing activities decreased from a source of $1.1 million to a use of $4.6 million in the six months ended June 30, 2004. Cash used in financing activities increased by $1.3 million from $3.1 million to $4.4 million over the same comparative periods.

Cash provided by operations was $31.3 million and $24.5 million in the six months ended June 30, 2004 and 2003, respectively. This increase was, in large part, due to increased revenues for the first half of 2004 when compared to the first half of 2003. As discussed previously, many new contracts were initiated in the first quarter of 2004 and generated cash during the second quarter of 2004. In addition, operational cash flow increased due to the billing and collection of certain payments due under various contracts.

Cash used in investing activities was $4.6 million for the six months ended June 30, 2004 compared to $1.1 million provided in the same period during 2003. In June 2004, the Company acquired the net assets of Franklin for $6.7 million in cash and $3.6 million in stock (see Recent Business Developments for further detail). This outflow was partially offset by $3.5 million of proceeds from manufacturers’ rebates received on leased vehicles; in past years, these rebates were not issued until the second half of the year. During the six months ended June 30, 2004 and 2003, the Company received approximately $0.7 and $1.2 million, respectively, in proceeds contingent on earnings from its previously-divested business units. Investing activities also included capital expenditures of approximately $2.1 million and $1.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts. Finally, the Company received $1.1 million from the sale of real estate in VPS during the second quarter of 2003.

Cash used in financing activities was $4.4 million and $3.1 million for the six months ended June 30, 2004 and 2003, respectively. The Company made capital lease payments of $5.0 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively, under the fleet lease agreement in its VPS business unit. Increased business in 2004 resulted in additional vehicles leased in 2004 versus 2003. During the six months ended 2004, the Company received $1.6 million of proceeds from the exercise of stock options. There was minimal exercise activity during the six months ended June 30, 2003 due to the Company’s stock price at that time. The Company also has existing letters of credit for insurance on its automobile fleet in its VPS business unit. These letters of credit have been fully cash collateralized by the Company in the six months ended June 30, 2004 and 2003.

On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option at a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75%, or at LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company does not have any amounts outstanding under the credit facility at June 30, 2004.

A summary of our contractual obligations and commercial commitments as of June 30, 2004 are as follows:

(Amounts in thousands)		Amounts Due In

Contractual Obligations	Total Obligation	2004	2005-2006	2007-2008	Thereafter

Capital lease obligations (a)	$29,001	$4,929	$16,503	$7,569	$---
Operating leases (b)	21,109	2,482	9,823	7,400	1,404

Total obligations	$50,110	$7,411	$26,326	$14,969	$1,404

  These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of June 30, 2004 but will be recorded as incurred.
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

Long-Term Debt Exposure

At June 30, 2004, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company's available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestiture of the Company’s European business units.

ITEM 4.     Controls and Procedures

Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Ventiv is currently engaged in a broad review of its internal control procedures in anticipation of the need for Ventiv to issue its assessment as to the effectiveness of our internal controls over financial reporting and from our independent auditors to issue a report on management’s assessment of the effectiveness of Ventiv’s internal control over financial reporting.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 16, 2004, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of six directors to the Board of Directors for a term of one year, expiring at the 2005 Annual Meeting:

	For	Withheld

Daniel M. Snyder	16,124,601	5,985,420
Eran Broshy	16,124,734	5,985,287
Fred Drasner	21,272,298	837,723
A. Clayton Perfall	15,932,734	6,177,287
Donald Conklin	21,101,258	1,008,763
John R. Harris	21,333,181	776,840

(ii) the amendment of the Company’s 1999 Stock Incentive Plan to increase the shares available for issuance to 2.4 million shares and to provide for the issuance of restricted stock units:

	For	Withheld	Abstain	Unvoted

Amend 1999 Stock Incentive Plan	8,350,030	7,694,058	729,328	5,336,605

(iii) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2004:

	For	Withheld	Abstain	Unvoted

Deloitte & Touche LLP ratification	21,808,062	274,450	27,508	1

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of April 29, 2004, Item 12, regarding the Company’s release of financial information on April 29, 2004.

Current Report on Form 8-K, filed as of June 14, 2004, Item 7 and Item 9, regarding the Company’s acquisition of Franklin on June 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: August 9, 2004	By:	/s/ John R. Emery
Chief Financial Officer
Title

