Form 10-Q
period 2004-09-30
VENTIV HEALTH INC
filed 2004-11-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Common Stock, par value $0.001, 25,267,558 shares outstanding as of November 1, 2004

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004
and December 31, 2003 (unaudited)	1

Condensed Consolidated Statements of Operations for the three and nine-months
ended September 30, 2004 and 2003 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine-months
ended September 30, 2004 and 2003 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4 - 11

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	12 - 20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

EXHIBITS	24 - 27

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)
(unaudited)
	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and equivalents	$87,779	$54,970
Restricted cash	5,187	1,672
Accounts receivable, net of allowances for doubtful accounts of $1,637
and $2,019 at September 30, 2004 and December 31, 2003, respectively	43,658	41,836
Unbilled services	23,692	21,347
Prepaid expenses and other current assets	2,587	1,146
Current deferred tax assets	1,660	1,660
Total current assets	164,563	122,631
Property and equipment, net	32,171	31,457
Goodwill	26,641	20,638
Other intangibles, net	2,587	85
Deferred tax assets	5,073	5,438
Other assets	976	459
Total assets	$232,011	$180,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,302	$8,100
Accrued payroll, accounts payable and accrued expenses	45,609	32,105
Current income tax liabilities	17,139	9,165
Client advances and unearned revenue	8,589	4,859
Total current liabilities	81,639	54,229
Capital lease obligations	19,540	18,488
Other non-current liabilities	384	266
Total liabilities	101,563	72,983

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at September 30, 2004 and December 31, 2003	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 23,929,978 and
23,094,503 shares issued and outstanding at September 30, 2004 and
December 31, 2003, respectively	24	23
Additional paid-in-capital	165,008	159,359
Deferred compensation	(50)	(85)
Accumulated other comprehensive earnings	119	103
Accumulated deficit	(34,653)	(51,675)
Total stockholders' equity	130,448	107,725
Total liabilities and stockholders' equity	$232,011	$180,708

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues	$88,853	$59,291	$234,735	$149,183
Operating expenses:
Cost of services	72,022	47,968	188,629	123,808
Selling, general and administrative expenses	8,604	6,516	22,174	17,750
Restructuring	--	--	(264)	--
Gain on sale of real estate	--	--	--	(392)
Total operating expenses	80,626	54,484	210,539	141,166

Operating earnings	8,227	4,807	24,196	8,017
Interest expense	(226)	(127)	(607)	(373)
Interest income	203	94	428	319
Earnings from continuing operations before income taxes	8,204	4,774	24,017	7,963
Income tax provision	3,117	1,814	9,126	3,026
Earnings from continuing operations	5,087	2,960	14,891	4,937

Net earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	(525)	--	(4,154)
Gains (losses) on disposals of discontinued operations, net of taxes	223	(5,553)	2,131	(6,906)
Net earnings (losses) from discontinued operations	223	(6,078)	2,131	(11,060)

Net earnings (losses)	$5,310	$(3,118)	$17,022	$(6,123)

Earnings (losses) per share:
Continuing operations:
Basic	$0.21	$0.13	$0.63	$0.22
Diluted	$0.20	$0.12	$0.59	$0.21
Discontinued operations:
Basic	$0.01	$(0.27)	$0.09	$(0.49)
Diluted	$0.01	$(0.26)	$0.09	$(0.48)
Net earnings (losses):
Basic	$0.22	$(0.14)	$0.72	$(0.27)
Diluted	$0.21	$(0.14)	$0.68	$(0.27)
Weighted average number of common shares outstanding:
Basic	23,851	22,880	23,520	22,886
Diluted	25,500	23,910	25,056	23,634

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (in thousands)
(unaudited)
	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (losses)	$17,022	$(6,123)
Adjustments to reconcile net earnings (losses) to net cash provided by operating activities:
(Earnings) losses from discontinued operations	(2,131)	11,060
Depreciation	11,250	6,654
Amortization	80	14
Deferred Taxes	365	--
Gain on sale of real estate	--	(392)
Stock compensation expense	67	397
Executive share surrender	--	(185)
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	(2,515)	(53)
Accounts receivable, net	166	(4,695)
Unbilled services	(1,175)	(411)
Prepaid expenses and other current assets	(1,433)	(194)
Accrued payroll, accounts payable and accrued expenses	11,625	3,662
Current income tax liabilities	7,974	3,207
Client advances and unearned revenue	3,706	1,219
Other	(160)	522
Net cash provided by operating activities	44,841	14,682

Cash flows from investing activities:
Cash paid for acquisition of Franklin Group, Inc. and Lincoln, Ltd., Inc.	(6,667)	--
Initial acquisition costs relating to Smith Hanley Holding Corp. and its subsidiaries	(265)	--
Proceeds from disposals of discontinued operations	2,097	1,202
Proceeds from sale of real estate	--	1,099
Purchases of property and equipment	(4,151)	(2,772)
Proceeds from manufacturers’ rebates on leased vehicles	3,550	--
Net cash used in investing activities	(5,436)	(471)

Cash flows from financing activities:
Collateralization of obligations under standby letter of credit	(1,000)	(788)
Repayments of capital lease obligations	(7,682)	(3,725)
Proceeds from exercise of stock options	2,036	203
Net cash used in financing activities	(6,646)	(4,310)

Net cash provided by (used in) discontinued operations	34	(3,984)
Effect of exchange rate changes	16	569

Net increase in cash and equivalents	32,809	6,486
Cash and equivalents, beginning of period	54,970	46,059
Cash and equivalents, end of period	$87,779	$52,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$575	$303
Cash paid for income taxes	$920	$354
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$9,616	$7,670
Stock issuance related to acquisition of Franklin Group, Inc. and Lincoln Ltd., Inc.	$3,580	$ --

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Organization, Business and Basis of Presentation:

Ventiv Health, Inc. (together with its subsidiaries, "Ventiv" or "the Company") is a leading provider of late-stage clinical, sales, marketing and compliance solutions to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and biotech organizations. The Company offers a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. These programs include:

•	Sales and Marketing Teams
•	Recruitment
•	Professional Development and Training
•	Marketing Support
•	Data Solutions
•	Clinical Support
•	Sample Compliance Services
•	Patient Assistance Programs
•	Brand/portfolio Analytics and Forecasting
•	Market Research and Intelligence
•	Strategic and Tactical Planning
•	Clinical Staffing and Recruiting Services

Over almost three decades, Ventiv's businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

The accompanying unaudited condensed consolidated financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the interim rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's financial position as of September 30, 2004 and December 31, 2003, the results of operations of the Company for the three and nine months ended September 30, 2004 and 2003 and the cash flows for the nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain balances as of December 31, 2003, have been reclassified to conform to the September 30, 2004 balance sheet presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 12, 2004.

2.    Acquisitions:

        On June 9, 2004, the Company acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, "Franklin"), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.6 million of net assets and will be obligated to make certain earn-out payments, which may be material, contingent on Franklin’s future performance measurements.

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

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)- continued

On October 13, 2004, the Company acquired the net assets of Smith Hanley Holding Corp. and its subsidiaries (together, "Smith Hanley"), privately-held companies based in Connecticut, with offices in New York, Florida, Illinois and Texas. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company paid approximately $50 million in cash and stock and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s future performance measurements. The results of Smith Hanley have not been reflected in the Company’s consolidated financial statements as the acquisition occurred subsequent to the current reporting period.

3.    Employee Stock Compensation:

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company had adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, ("APB No. 25")" and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

The following table illustrates the effect on net earnings (losses) and net earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net earnings (losses), as reported	$5,310	$(3,118)	$17,022	$(6,123)
Less: stock-based employee compensation expense determined under the fair value method, net of related income taxes	(429)	(352)	(1,094)	(1,054)
Pro forma net earnings (losses)	$4,881	$(3,470)	$15,928	$(7,177)

Net earnings (losses) per share:
As reported: Basic	$0.22	$(0.14)	$0.72	$(0.27)
As reported: Diluted	$0.21	$(0.14)	$0.68	$(0.27)
Pro forma: Basic	$0.20	$(0.15)	$0.68	$(0.31)
Pro forma: Diluted	$0.19	$(0.15)	$0.64	$(0.31)

The per share weighted-average fair value of stock options granted during the three months ended September 30, 2004 and 2003 were $11.10 and $3.90 per share, respectively, and in addition, during the nine months ended September 30, 2004 and 2003 were $10.93 and $2.03 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Employee Stock Options
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.36%	3.18%	3.45%	2.55%
Expected volatility	88%	95%	88%	98%
Expected life of options	5.1 yrs	4.0 yrs	4.8 yrs	4.0 yrs

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

4.    Earnings (Losses) Per Share ("EPS"):

Basic earnings or losses per share excludes the effect of potentially dilutive securities and is computed by dividing net earnings or losses attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings or losses per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings or losses per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings (losses) per share from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$5,310	$(3,118)	$17,022	$(6,123)
Weighted average number of common shares outstanding	23,851	22,880	23,520	22,886
Basic EPS from continuing operations	$0.22	$(0.14)	$0.72	$(0.27)

Diluted EPS from Continuing Operations Computation
Earnings (losses) from continuing operations	$5,310	$(3,118)	$17,022	$(6,123)
Adjustments	--	--	--	--
Adjusted earnings (losses) from continuing operations	$5,310	$(3,118)	$17,022	$(6,123)

Weighted average number of common shares outstanding	23,851	22,880	23,520	22,886
Stock options (1)	1,644	1,030	1,532	748
Restricted stock awards	5	--	4	--
Total diluted common shares outstanding	25,500	23,910	25,056	23,634

Diluted EPS from continuing operations	$0.21	$(0.14)	$0.68	$(0.27)

(1) For the three and nine months ended September 30, 2004, 273,459 shares and 117,157 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. Similarly, for the three and nine months ended September 30, 2003, 1,030,379 shares and 748,145 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. For the three and nine months ended September 30, 2003, the dilutive effect of all stock options was excluded from the calculation of diluted EPS because the Company incurred losses during those periods.

5.    Significant Clients:

         During the nine months ended September 30, 2004, three clients accounted for approximately 21%, 17% and 12%, individually, of the Company's total revenues. For the nine months ended September 30, 2003, two clients, accounted for 23% and 18%, individually, of the Company's total revenues.

The Company had one client at September 30, 2004 that accounted for 28% of billed account receivables. At December 31, 2003, the Company had three clients, who comprised 22%, 18% and 12%, individually, of billed services. The Company had four clients at September 30, 2004 that accounted for 21%, 14%, 11% and 11%, individually, of unbilled services. At December 31, 2003, the Company had three clients, which comprised 28%, 22% and 18% of unbilled services, individually.

During the first quarter of 2004, the Company won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

During the second quarter of 2004, the Company won two additional contracts, each adding 200 sales representatives during the second half of the year, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment is scheduled to occur in various phases during the second half of 2004.

In July 2004, the Company entered into an agreement with Aventis Pharmaceuticals, Inc. ("Aventis") to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 452 sales representatives and 50 district managers in various phases during the second half of the year.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

During the third quarter of 2004, the Company won two significant new contracts totaling over 400 sales representatives with large, global pharmaceutical firms. To accommodate these and other new contracts, the Company agreed to an early wind-down of its contracts with Bayer Pharmaceuticals Corporation in order to redeploy its sales representatives from these older contracts to recently announced new multi-year contracts.

In September 2003, the Company was notified by Endo Pharmaceuticals, Inc. ("Endo") of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives employed by Endo by December 31, 2003.

In June 2004, Watson Pharmaceuticals, Inc. ("Watson") elected to exercise its option to not continue its sales force contract for a second year, effective on or about August 1, 2004. This action was related to Watson’s strategic decision to refocus its broader business priorities. The contract originated in March 2003 to provide for approximately 385 sales representatives.

6.    Restricted Cash:

In January 2004, the Company pledged $1.0 million of cash as collateral on an outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Pharma Services ("VPS") segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheet as of September 30, 2004.

        In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the VPS segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.9 million held in escrow on behalf of clients and was included in restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.

Included in restricted cash is approximately $1.2 million currently due to the former managing partners of Franklin. The entire amount will be paid as the accounts are finalized and approved. In addition, the Company classified as restricted $1.3 million of cash relating to Franklin’s original 401(k) Plan in a temporary holding account. These funds were liquidated and transferred to the Company’s 401(k) Plan shortly after September 30, 2004.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

7.    Goodwill and Other Intangible Assets:

Goodwill is recorded in the VPS segment and consists of the following:

(in thousands)	September 30, 2004	December 31, 2003
Goodwill *	$26,641	$20,638

Other intangible assets consist of the following:

	September 30, 2004			December 31, 2003
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships *	$1,067	$(66)	$1,001	$--	$--	$--
Other	261	(165)	96	236	(151)	85
Total	1,328	(231)	1,097	236	(151)	85
Unamortizable intangible *	1,490	--	1,490	--	--	--
Total other intangibles	$2,818	$(231)	$2,587	$236	$(151)	$85

* The changes in goodwill and other intangible assets arose from the acquisition of Franklin (see Note 2).

Amortization expense, based on intangibles subject to amortization held at September 30, 2004, is expected to be $0.1 million for the last quarter of 2004, $0.2 million annually from 2005 through 2008, and $0.1 million in 2009.

8.   Comprehensive Earnings (Losses)

           Comprehensive earnings (losses) reports the effect on net earnings (losses) of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. Total comprehensive earnings (losses) and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net earnings (losses)	$5,310	$(3,118)	$17,022	$(6,123)
Other comprehensive (losses) earnings, net of tax:
Foreign currency translation adjustments	(3)	3,709	16	4,324
Comprehensive earnings (losses)	$5,307	$591	$17,038	$(1,799)

9.    Capital Lease Obligations:

             During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its VPS operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of these agreements, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $9.6 million and $7.7 million during the nine months ended September 30, 2004 and 2003, respectively. The Company also incurred net disposals of $2.2 million and $1.8 million during the nine months ended September 30, 2004 and 2003, respectively.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

  A summary of our contractual obligations and commercial commitments as of September 30, 2004 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	2004	2005-2006	2007-2008	Thereafter
Capital lease obligations (a)	$29,842	$2,576	$16,947	$10,319	$---
Operating leases (b)	21,704	1,330	10,671	8,027	1,676
Total obligations	$51,546	$3,906	$27,618	$18,346	$1,676

(a)	These future commitments include interest and management fees, which are not recorded on the Condensed Consolidated Balance Sheet as of September 30, 2004 but will be recorded as incurred.
(b)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

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

In May 2004, the Company’s VPS segment signed an agreement to release one of its tenants from a sublease in the facility, which is currently under lease in Somerset, New Jersey. VPS has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

The following table summarizes the activity in the integration activities liability account (in thousands):

	Beginning Balance	Additions	Deductions for Amounts Paid	Adjustments	Balance at End of Period
Year Ended December 31, 2001	$--	$2,025	$(961)	$--	$1,064
Year Ended December 31, 2002	1,064	--	(530)	--	534
Year Ended December 31, 2003	534	--	(232)	--	302
Nine Months Ended September 30, 2004	$302	$--	$(36)	$(264)	$2

11.    Discontinued Operations:

For the nine months ended September 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $2.1 million and losses of $11.1 million, respectively. The 2003 losses from discontinued operations, net of taxes, of $4.2 million mainly consisted of the results of our France-based operations (discussed below). The 2004 gains on disposals of discontinued operations of $2.1 million mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based units, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations, net of taxes, of $6.9 million mainly related to the divestiture of the U.K. and France-based contract sales organizations, which were divested in October 2002 and September 2003, respectively, and the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

On June 3, 2003, the Company placed the subsidiaries in its France-based operations into receivership.  An agency of the French government is the receiver and acts as the administrator to sell the net assets of the unit.  On July 24, 2003 the receiver agreed to sell the major assets of the subsidiaries to a France-based pharmaceutical sales training organization.  The sale was consummated on September 1, 2003. The balance of the subsidiaries’ net assets will be liquidated by the receiver.

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

12.   Segment Information:

The Company currently operates under three segments: VPS (formerly known as Ventiv Health Sales and Marketing), Planning and Analytics (operated through the Company’s wholly-owned subsidiary, Health Products Research, Inc. ("HPR")) and Other. As previously stated, on October 13, 2004, the Company acquired Smith Hanley, which is expected to operate as a separate reporting segment.
The Company's reportable segments are:

VPS

The VPS segment offers a broad array of services across the full spectrum of sales and marketing, with both integrated and independent programs. These programs include:
•	Sales and Marketing Teams
•	Recruitment
•	Professional Development and Training
•	Marketing Support
•	Data Solutions
•	Clinical Support
•	Sample Compliance Services
•	Patient Assistance Programs

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

Other

The Other segment encompasses the activities of the corporate management group.

For the three months ended September 30, 2004 (in thousands):

	VPS	HPR	Other	Total
Revenues	$82,077	$6,776	$--	$88,853
Depreciation and amortization	3,610	148	19	3,777
Interest expense	152	--	74	226
Interest income	8	4	191	203
Earnings (losses) from continuing operations, before income taxes	$8,564	$1,565	$(1,925)	$8,204

VENTIV HEALTH, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - continued

For the three months ended September 30, 2003 (in thousands):

	VPS	HPR	Other	Total
Revenues	$51,429	$7,862	$--	$59,291
Depreciation and amortization	2,166	211	24	2,401
Interest expense	57	--	70	127
Interest income	--	3	91	94
Earnings (losses) from continuing operations, before income taxes	$4,817	$1,502	$(1,545)	$4,774

For the nine months ended September 30, 2004 (in thousands):

	VPS	HPR	Other	Total
Revenues	$211,733	$23,002	$--	$234,735
Depreciation and amortization	10,806	474	50	11,330
Restructuring	249	--	15	264
Interest expense	391	--	216	607
Interest income	16	10	402	428
Earnings (losses) from continuing operations, before income taxes	$23,476	$5,483	$(4,942)	$24,017

For the nine months ended September 30, 2003 (in thousands):

	VPS	HPR	Other	Total
Revenues	$127,583	$21,600	$--	$149,183
Depreciation and amortization	5,845	668	155	6,668
Gain on sale of real estate	392	--	--	392
Interest expense	173	--	200	373
Interest income	--	11	308	319
Earnings (losses) from continuing operations, before income taxes	$7,576	$4,307	$(3,920)	$7,963

	September 30, 2004	December 31, 2003
	(in thousands)
Total Assets:
VPS	$160,765	$106,887
HPR	30,666	29,465
Other	40,580	44,356
Total assets	$232,011	$180,708

The Company's continuing operations are exclusively in the United States.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q (the "Report"), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical industry, uncertainty related to the continued growth of pharmaceutical outsourcing, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risks Related to Our Business" in Item 7 of our 2003 Annual Report on Form 10-K.

The forward-looking statements contained in this Report speak only as of the date hereof and are based upon information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. Except as required by applicable laws or regulations, we undertake no obligation to revise or update any forward-looking statements for any reason.

Ventiv Health, Inc. (together with its subsidiaries, "Ventiv" or "the Company") is a leading provider of late-stage clinical, sales, marketing and compliance solutions to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and biotech organizations. We offer a broad range of integrated and standalone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. The portfolio of offerings includes: integrated sales force recruitment, training and management; standalone sales force recruitment, training, systems automation and regulatory compliance services; product, sample and literature fulfillment; telemarketing and other marketing support; product/brand management; brand/portfolio analytics and forecasting; market research and intelligence; strategic and tactical planning; sample compliance services; patient assistance programs; and clinical staffing and recruiting services. Over almost three decades, our businesses have provided a broad range of innovative strategic and tactical solutions to many of the world's leading pharmaceutical and life sciences companies.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2003, 2002 and 2001.

Overview

The Company provides integrated sales, marketing, clinical and compliance services for its clients, primarily pharmaceutical, biotechnology and life sciences companies. Ventiv's services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts its continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations. The Company is organized into two operating segments based on products and services offered: Ventiv Pharma Services ("VPS"), formerly known as Ventiv Health Sales and Marketing, and Planning and Analytics (as provided by the Company's Health Products Research ("HPR") subsidiary). On October 13, 2004, the Company acquired Smith Hanley Holding Corp. and its subsidiaries (together, "Smith Hanley"), privately-held companies based in Connecticut, with offices in New York, Florida, Illinois and Texas. Smith Hanley is a leading provider of late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry.

The VPS segment offers a broad array of services across the full spectrum of sales, marketing and compliance, with both integrated and independent programs. These programs include:
•	Sales and Marketing Teams
•	Recruitment
•	Professional Development and Training
•	Marketing Support
•	Data Solutions
•	Clinical Support
•	Sample Compliance Services
•	Patient Assistance Programs

VPS focuses on the delivery of services within sales, marketing and compliance disciplines, so that clients can leverage this concentration of expertise in meeting their own strategic goals.

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

Recent Business Developments

Effective January 23, 2003, the Company entered into a letter agreement to provide ALTANA Pharma ("ALTANA") with a second nationwide sales force, including recruitment, training and operational support.  The agreement was finalized on August 23, 2003. Under the terms of the agreement, Ventiv provides 248 additional full-time sales representatives and six Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenue related to the promotion activities for this engagement commenced in the third quarter of 2003.

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

In July 2004, the Company entered into an agreement with Aventis Pharmaceuticals, Inc. ("Aventis") to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, Ventiv will provide approximately 452 sales representatives and 50 district managers during the second half of the year.

      During the third quarter of 2004, the Company won two significant new contracts totaling over 400 sales representatives with large, global pharmaceutical firms. To accommodate these and other new contracts, the Company agreed to an early wind-down of its contracts with Bayer Pharmaceuticals Corporation ("Bayer") in order to redeploy its sales representatives from these older contracts to recently announced new multi-year contracts.

In September 2003, the Company was notified by Endo Pharmaceuticals, Inc. ("Endo") of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives employed by Endo by December 31, 2003.

In June 2004, Watson Pharmaceuticals, Inc. ("Watson") elected to exercise its option to not continue its sales force contract for a second year, effective on or about August 1, 2004. This action was related to Watson’s strategic decision to refocus its broader business priorities, and was not a reflection on the performance of the Ventiv sales team. The contract originated in March 2003 to provide for approximately 385 sales representatives.

Acquisitions

On June 9, 2004, the Company acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, "Franklin"), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.6 million of net assets and will be obligated to make certain earn-out payments, which may be material, contingent on Franklin’s future performance measurements. Franklin’s financial results are reported in the VPS segment from June 9, 2004 through September 30, 2004 in the accompanying condensed consolidated statement of operations.

On October 13, 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company paid approximately $50 million in cash and stock and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s future performance measurements. The results of Smith Hanley have not been reflected in the Company’s condensed consolidated financial statements as the acquisition occurred subsequent to the current reporting period.

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

Over the past two years, the Company has divested its Communications and European Contract Sales businesses. The Company has been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration the Company is continuing to receive subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of September 30, 2004)
Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business ($1.8 million received through September 30, 2004)
Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million ($0.3 million earned through September 30, 2004)

Results of Operations

The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv's condensed consolidated statements of operations, including such data as a percentage of revenues.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	For the Three Months Ended September 30,
	2004		2003
Revenues	$88,853	100.0%	$59,291	100.0%
Operating expenses:
Cost of services	72,022	81.1%	47,968	80.9%
Selling, general and administrative expenses	8,604	9.7%	6,516	11.0%
Total operating expenses	80,626	90.8%	54,484	91.9%

Operating earnings	8,227	9.2%	4,807	8.1%
Interest expense	(226)	(0.3%)	(127)	(0.2)%
Interest income	203	0.3%	94	0.2%
Earnings from continuing operations before income taxes	8,204	9.2%	4,774	8.1%
Income tax provision	3,117	3.5%	1,814	3.1%
Earnings from continuing operations	5,087	5.7%	2,960	5.0%

Net earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	(525)	(0.9)%
Gains (losses) on disposals of discontinued operations, net of taxes	223	0.3%	(5,553)	(9.4)%
Net earnings (losses) from discontinued operations	223	0.3%	(6,078)	(10.3)%

Net earnings (losses)	$5,310	6.0%	$(3,118)	(5.3)%

Earnings (losses) per share:
Continuing operations:
Basic	$0.21		$0.13
Diluted	$0.20		$0.12
Discontinued operations:
Basic	$0.01		$(0.27)
Diluted	$0.01		$(0.26)
Net earnings (losses):
Basic	$0.22		$(0.14)
Diluted	$0.21		$(0.14)

Revenues: Revenues increased by approximately $29.6 million, or 49.9%, to $88.9 million in the three months ended September 30, 2004, from $59.3 million in the three months ended September 30, 2003.

Revenues in our VPS business increased by approximately $30.6 million, or 59.6%, to $82.1 million in the three months ended September 30, 2004 from $51.4 million in the three months ended September 30, 2003, and accounted for 92.4% of total Ventiv revenues for the three months ended September 30, 2004. As previously discussed, during the first half of 2004, the Company won several new contracts amounting to an additional 765 sales representatives. During the third quarter of 2004, the Company entered into a new contract with Aventis for approximately 452 sales representatives and won two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives. These increases were offset by conversions of sales teams for Endo and Boehringer Ingleheim Pharmaceuticals, Inc. during the fourth quarter of 2003, Watson’s election to terminate its sales contract effective August 1, 2004, and the redeployment of Bayer representatives from older contracts to recently announced new multi-year contracts with other clients, as discussed previously. Revenues from the Aventis and other 2004 contract wins are expected to offset the preceding losses and diversify the Company’s client base. Finally, the Company acquired Franklin on June 9, 2004. Franklin’s results since the acquisition date are included in the Company’s condensed consolidated financial statements.

Our HPR business generated $6.8 million of revenue, which was 7.6% of total revenues, in the three months ended September 30, 2004, compared to $7.9 million in the three months ended September 30, 2003. During the third quarter of 2003, HPR undertook two major research projects that did not recur during the third quarter of 2004.

Costs of Services: Costs of services increased by approximately $24.0 million or 50.1%, to $72.0 million in the three months ended September 30, 2004 from $48.0 million in the three months ended September 30, 2003. Costs of services slightly increased as a percentage of revenues to 81.1% from 80.9% in the three months ended September 30, 2004 and 2003, respectively.

Costs of services at the VPS business increased by approximately $25.2 million, or 58.4%, to $68.3 million in the three months ended September 30, 2004 from $43.1 million in the three months ended September 30, 2003. Costs of services increased at a slightly lower rate than revenues between quarters. Costs of services were 83.2% of VPS revenue in the three months ended September 30, 2004, compared to 83.9% in the three months ended September 30, 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

HPR's costs of services were $3.7 million in the three months ended September 30, 2004, a decrease of $1.2 million or 23.7%, from $4.9 million in the three months ended September 30, 2003. Costs of services represented 54.5% of revenue in the three months ended September 30, 2004 compared to 61.5% in the three months ended September 30, 2003. The decrease in costs of services is in due to higher activity in the market research projects in the three months ended September 30, 2003 and ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by approximately $2.1 million, or 32.0%, to $8.6 million from $6.5 million in the three months ended September 30, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, SG&A expenses incurred at the newly acquired Franklin division, and increases in advertising and professional fees, such as fees related to comply with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at VPS increased by approximately $1.6 million, or 47.2%, to $5.0 million in the three months ended September 30, 2004 from $3.4 million incurred in the three months ended September 30, 2003. This increase was primarily due to increased compensation levels in 2004 versus 2003, due to increased results during the current year, SG&A expenses incurred at the newly acquired Franklin division, increased advertising, and increased rent expense due to VPS occupying additional space, which it previously subleased to a third party.

SG&A expenses at HPR remained fairly constant at $1.5 million during the three months ended September 30, 2004 and 2003. Increased compensation levels were generally offset by decreased professional fees and tighter controls over the division’s expenses.

Other SG&A was approximately $2.1 million for the three months ended September 30, 2004, an increase of approximately $0.5 million or 30.3% from $1.6 million for the three months ended September 30, 2003. The increase was mainly related to increases in compensation, advertising fees and professional fees, primarily related to the Company’s compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three months ended September 30, 2004 and September 30, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the three months ended September 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $0.2 million and losses of $6.1 million, respectively. The third quarter 2003 results from discontinued operations mainly consisted of the results of our France-based operations, which were sold on September 1, 2003. The 2004 gains on disposals of discontinued operations of $0.2 million mainly consisted of contingency payments due from our previously divested Germany and Hungary-based units, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations of $5.6 million mainly relate to the disposal of our France-based operations.

Net Earnings and Earnings Per Share ("EPS"): Ventiv’s net earnings increased by approximately $8.4 million to a gain of $5.3 million, from a loss of $3.1 million in the three months ended September 30, 2004 and 2003, respectively. Diluted earnings per share increased to earnings of $0.21 per share for the three months ended September 30, 2004 from a loss per share of $0.14 per share for the three months ended September 30, 2003.  Operating results were higher due to increased revenues from certain contracts and the acquisition of Franklin. In addition, 2003 included losses from discontinued operations from our previously-divested U.K. and France-based business units.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	For the Nine Months Ended September 30,
	2004		2003
Revenues	$234,735	100.0%	$149,183	100.0%
Operating expenses:
Cost of services	188,629	80.4%	123,808	83.0%
Selling, general and administrative expenses	22,174	9.4%	17,750	11.9%
Restructuring	(264)	(0.1)%	--	--
Gain on sale of real estate	--	--	(392)	(0.3)%
Total operating expenses	210,539	89.7%	141,166	94.6%

Operating earnings	24,196	10.3%	8,017	5.4%
Interest expense	(607)	(0.3%)	(373)	(0.3)%
Interest income	428	0.2%	319	0.2%
Earnings from continuing operations before income taxes	24,017	10.2%	7,963	5.3%
Income tax provision	9,126	3.9%	3,026	2.0%
Earnings from continuing operations	14,891	6.3%	4,937	3.3%

Net earnings from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	(4,154)	(2.8)%
Earnings (losses) on disposals of discontinued operations, net of taxes	2,131	0.9%	(6,906)	(4.6)%
Net earnings (losses) from discontinued operations	2,131	0.9%	(11,060)	(7.4)%

Net earning (losses):	$17,022	7.3%	$(6,123)	(4.1)%

Earnings (losses) per share:
Continuing operations:
Basic	$0.63		$0.22
Diluted	$0.59		$0.21
Discontinued operations:
Basic	$0.09		$(0.49)
Diluted	$0.09		$(0.48)
Net earnings (losses):
Basic	$0.72		$(0.27)
Diluted	$0.68		$(0.27)

Revenues: Revenues increased by approximately $85.5 million, or 57.3%, to $234.7 million in the nine months ended September 30, 2004, from $149.2 million in the nine months ended September 30, 2003, mainly due to increased business in 2004.

Revenues in our VPS business were $211.7 million in the nine months ended September 30, 2004, an increase of $84.1 million or 66.0% from the $127.6 million in the nine months ended September 30, 2003, and accounted for 90.2% of total Ventiv revenues for the nine months ended September 30, 2004. This increase resulted primarily from new contracts, such as ALTANA, initiating subsequent to the first quarter of 2003 and continuing through the third quarter of 2004. As previously discussed, during the first half of 2004, the Company won several new contracts amounting to an additional 765 sales representatives. During the third quarter of 2004, the Company entered into a new contract with Aventis for approximately 452 sales representatives and won two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives. These increases were offset by conversions of sales teams for Endo and Boehringer Ingleheim Pharmaceuticals, Inc. during the fourth quarter of 2003, Watson’s election to terminate its sales contract effective August 1, 2004, and the redeployment of Bayer representatives from older contracts to recently announced new multi-year contracts with other clients, as discussed previously. Revenues from the Aventis and other 2004 contract wins are expected to offset the preceding losses and diversify the Company’s client base. Finally, the Company acquired Franklin on June 9, 2004. Franklin’s results since the acquisition date are included in the Company’s condensed consolidated financial statements.

Our HPR business generated $23.0 million of revenue, which was 9.8% of total revenues, in the nine months ended September 30, 2004, compared to $21.6 million in the nine months ended September 30, 2003. Increased business from GlaxoSmithKline and Novartis Pharmaceuticals Corporation mainly contributed to this variance.

Costs of Services: Costs of services increased by approximately $64.8 million or 52.4%, to $188.6 million during the nine months ended September 30, 2004 from $123.8 million in the nine months ended September 30, 2003. Costs of services decreased as a percentage of revenues to 80.4% from 83.0% in the nine months ended September 30, 2004 and 2003, respectively.

Costs of services at the VPS business increased by approximately $65.0 million, or 58.8%, to $175.4 million in the nine months ended September 30, 2004 from $110.4 million in the nine months ended September 30, 2003. This variance percentage is lower than the percentage increase in revenue between the related periods. Costs of services were 82.9% of VPS revenue in the nine months ended September 30, 2004, compared to 86.6% in the nine months ended September 30, 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

HPR's costs of services were $13.2 million in the nine months ended September 30, 2004, a decrease of $0.2 million or 1.2%, from $13.4 million in the nine months ended September 30, 2003. Costs of services represented 57.4% of revenue in the nine months ended September 30, 2004 compared to 61.9% in the nine months ended September 30, 2003. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2004 that helped to produce higher margins in 2004.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $4.4 million, or 24.9%, to $22.2 million from $17.8 million in the nine months ended September 30, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, SG&A expenses incurred at the newly acquired Franklin division, and increases in advertising fees and professional fees, such as fees related to comply with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at VPS increased by approximately $2.9 million, or 29.8%, to $12.7 million in the nine months ended September 30, 2004 from $9.8 million incurred in the nine months ended September 30, 2003. This increase was primarily due to increased compensation levels in 2004 versus 2003, due to increased results during the current year, increased advertising and increased rent expense due to VPS occupying additional space, which it previously subleased to a third party.

SG&A expenses at HPR increased by approximately $0.4 million to $4.3 million during the nine months ended September 30, 2004 when compared to the same period in 2003. This was due to increased compensation for 2004 versus 2003, offset by tighter controls over the division’s expenses.

Other SG&A was approximately $5.2 million for the nine months ended September 30, 2004, an increase of approximately $1.1 million or 27.7% from $4.1 million for the nine months ended September 30, 2003. The increase was mainly related to increases in compensation, advertising fees and professional fees, primarily related to the Company’s compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the nine months ended September 30, 2004 and September 30, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which the Company does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the nine months ended September 30, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $2.1 million and losses of $11.1 million, respectively. The 2003 results from discontinued operations of $4.2 million mainly consisted of the results of our France-based operations. The 2004 gains on disposals of discontinued operations of $2.1 million mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based operations, as more fully described in Recent Business Developments. The 2003 losses on disposals of discontinued operations of $6.9 million comprised mainly related to the divestiture of the U.K. and France-based contract sales organizations, which were divested in October 2002 and September 2003, respectively, and the divestiture of the Hungary-based contract sales organization, which was divested on January 23, 2003.

EPS: Ventiv’s net earnings increased by approximately $23.1 million to earnings of $17.0 million, from losses of $6.1 million in the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share increased to earnings of $0.68 per share for the nine months ended September 30, 2004 from losses of $0.27 per share for the nine months ended September 30, 2003.  Operating results were higher due to increased revenues from certain contracts, the acquisition of Franklin and various cost saving strategies in 2004, while losses from discontinued operations were incurred in 2003 from our previously divested business units.

Liquidity and Capital Resources

At September 30, 2004, the Company had $87.8 million of unrestricted cash and equivalents, an increase of $32.8 million from December 31, 2003. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004, cash provided by operations increased by $30.2 million from $14.7 million to $44.9 million. Cash used in investing activities increased from $0.5 million to $5.4 million in the nine months ended September 30, 2004. Cash used in financing activities increased by $2.3 million from $4.3 million to $6.6 million over the same comparative periods.

Cash provided by operations was $44.8 million and $14.7 million in the nine months ended September 30, 2004 and 2003, respectively. This increase was, in large part, due to increased revenues during the first three quarters of 2004 when compared to the same period in 2003. As discussed previously, many new contracts were initiated in 2004 and generated cash predominantly during the second and third quarters of 2004. In addition, operational cash flow increased due to the billing and collection of certain payments due under various contracts.

Cash used in investing activities was $5.4 million for the nine months ended September 30, 2004 compared to $0.5 million used in the same period during 2003. In June 2004, the Company acquired the net assets of Franklin for $6.7 million in cash and $3.6 million in stock. In addition, the Company incurred initial acquisition costs of $0.3 million relating to the acquisition of Smith Hanley, which was completed on October 13, 2004. These outflows were partially offset by $3.6 million of proceeds from manufacturers’ rebates received on leased vehicles; in past years, these rebates were not issued until the end of the year. During the nine months ended September 30, 2004 and 2003, the Company received approximately $2.1 and $1.2 million, respectively, in proceeds contingent on earnings from its previously-divested business units. Investing activities also included capital expenditures of approximately $4.2 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts. Finally, the Company received $1.1 million from the sale of real estate in VPS during the second quarter of 2003.

Cash used in financing activities was $6.6 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Company made capital lease payments of $7.7 million and $3.7 million for the nine months ended September 30, 2004 and 2003, respectively, under the fleet lease agreement in its VPS business unit. Increased business in 2004 resulted in additional vehicles leased in 2004 versus 2003. During the nine months ended 2004, the Company received $2.0 million of proceeds from the exercise of stock options versus only $0.2 million during the same period in 2003 due to the Company’s stock price at that time. The Company also has existing letters of credit for insurance on its automobile fleet in its VPS business unit. These letters of credit have been fully cash collateralized by the Company in the nine months ended September 30, 2004 and 2003.

On March 29, 2002, the Company entered into an asset-based lending agreement, expiring on March 31, 2005, with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company. This revolving credit facility provides for a maximum borrowing amount of $50 million, subject to a borrowing base calculation, on a revolving basis and is secured by substantially all of the Company's assets. Interest on the new facility is payable at the Company's option at a base rate (defined as the lending institution's prime rate) plus a margin of up to 0.75%, or at LIBOR plus a margin ranging from 2.25% to 2.75%, subject to a minimum borrowing rate of 4.75%. Under the facility, the Company pays an unused commitment fee of 0.375%. The Company is also subject to certain financial and other restrictive covenants, including, during any period in which any amounts are outstanding under the credit agreement, a requirement to maintain minimum levels of Earnings before Interest, Taxes, Depreciation and Amortization and U.S. Earnings before Interest and Taxes (in each case excluding the effect of certain non-recurring items). Additionally, the facility contains material adverse change clauses with regard to the financial condition of the assets, liabilities and operations of the Company. The Company did not have any amounts outstanding under the credit facility at September 30, 2004.

As a consequence of the consummation of the Smith Hanley acquisition following the conclusion of the Company’s third fiscal quarter, the Company’s unrestricted cash and cash equivalents decreased by approximately $30 million, representing the cash portion of the purchase price for the Smith Hanley business.

Commitments and Contingencies

A summary of our contractual obligations and commercial commitments as of September 30, 2004 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	2004	2005-2006	2007-2008	Thereafter
Capital lease obligations (a)	$29,842	$2,576	$16,947	$10,319	$---
Operating leases (b)	21,704	1,330	10,671	8,027	1,676
Total obligations	$51,546	$3,906	$27,618	$18,346	$1,676

(c)	These future commitments include interest and management fees, which are not recorded on the Condensed Consolidated Balance Sheet as of September 30, 2004 but will be recorded as incurred.
(d)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months and for the foreseeable future.

We plan to focus on internal growth in the near term as the primary means of our expansion, although acquisition and investment opportunities are also considered an important component of the Company’s growth strategy. Cash provided by operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue or to fund investment and acquisition activities. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition, investment or business opportunities which we may wish to pursue.

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

Long-Term Debt Exposure

At September 30, 2004, the Company had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on the Company's available line of credit. If the Company draws on its line of credit in the future, it may incur additional interest expense based on LIBOR and/or the base-lending rate of any future outstanding loans.

              Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestiture of the Company’s European business units.

ITEM 4. Controls and Procedures

Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Ventiv is currently engaged in a broad review of its internal control procedures in anticipation of the need for Ventiv to issue its assessment as to the effectiveness of our internal controls over financial reporting and from our independent auditors to issue a report on management’s assessment of the effectiveness of Ventiv’s internal control over financial reporting.

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

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of August 5, 2004, Item 12, regarding the Company’s release of financial information on August 5, 2004.

Current Report on Form 8-K, filed as of September 24, 2004, Item 1, Item 7 and Item 9, regarding the Company’s entry into a material definitive agreement with Smith Hanley on September 21, 2004 to acquire its net assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: November 9, 2004	By:	/s/ John R. Emery
John R. Emery
Chief Financial Officer
23