Form 10-K
period 2004-12-31
VENTIV HEALTH INC
filed 2005-03-31
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _____________to _____________

Commission file number: 0-30318

VENTIV HEALTH, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction No. of Incorporation or Organization)	52-2181734 (I.R.S. Employer Identification No.)

200 Cottontail Lane Vantage Court North; Somerset, New Jersey 08873
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 416-0555

Securities registered pursuant to Section 12(g) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Based on the closing sale price on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $287,600,993. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 28, 2005, there were 26,129,138 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Description	Page
PART I
1	Business	2
2	Properties	9
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Securities Holders	9

PART II
5	Market for the Registrant’s Common Stock and Related Stockholder Matters	10
6	Selected Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	52
9A	Controls and Procedures	52
9B	Other Information	52

PART III
10	Directors and Executive Officers of the Registrant	53
11	Executive Compensation	53
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
13	Certain Relationships and Related Transactions	53
14	Principal Accounting Fees and Services	53

PART IV
15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	54

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K (the “Report”), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning future revenues, operating expenses, capital requirements, growth rates, cash flows, operational performance, sources and uses of funds and acquisitions, our accounting estimates, assumptions and judgments, the competitive nature of and anticipated growth in our markets, the need for additional capital, changes in the pharmaceutical and life sciences industries, uncertainty related to the continued growth of outsourcing in those industries, changes in the competitive climate in which we operate, our ability to maintain large client contracts or enter into new contracts, uncertainties related to future incentive payments and earnings generated through revenue sharing arrangements and the emergence of future opportunities and other factors. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “assuming,” similar expressions and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risks Related to Our Business” in Item 7 of this Report.

The forward-looking statements contained in this Report speak only as of the date hereof and are based upon information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. Except as required by applicable laws or regulations, we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business.

Overview

Ventiv Health Inc. and subsidiaries (collectively “Ventiv”) is a diversified pharmaceutical services company spanning late-stage clinical through commercialization services, with leading market positions in outsourced sales teams, clinical staffing, compliance, patient assistance and analytical planning. We provide these services to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and life sciences organizations. Over almost three decades, our businesses have provided excellence in customized solutions and helped our clients achieve their business objectives.

We make available on our website, located at www.ventiv.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information found on our website should not be considered part of this annual report on Form 10-K.

Services

We offer a broad range of integrated and stand alone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions. These programs include:

•	sales and marketing teams;

•	clinical staffing;

•	planning and analytics;

•	sample accountability and patient assistance;

•	marketing support services;

•	recruitment;

•	professional development and training;

•	data collection and management; and

•	clinical support;

Our organization and service offerings reflect the changing needs of our clients as their new products move through late-stage development and regulatory approval process and through commercialization. As a potential drug or device advances through the clinical trial process, a number of key professionals are needed within the clients’ clinical organization, including statisticians, data managers, statistical programmers and clinical research associates, to support the creation of the New Drug Applications (“NDA”). As the drug advances beyond clinical trials towards commercialization, our clients must plan and design a focused launch campaign to maximize product profitability upon regulatory approval of their product, decide upon the optimal promotional approach, and upon launch, support the product(s) with the appropriate product detailing and other promotional resources. In addition, there are a number of regulatory and compliance requirements that clients must adhere to. All along this lifecycle, Ventiv offers a range of services that support client needs, from late-stage clinical, through marketing and sales, and into compliance.

Ventiv's Business Units

We currently serve our clients primarily through three business units, which correspond to our reporting segments for 2004:

•
Ventiv Commercial Services, formerly known as Ventiv Pharma Services and previous to that as Ventiv Health Sales and Marketing, which includes our outsourced sales and marketing teams, compliance and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area;

•	Ventiv Analytic Services, comprising Health Products Research ("HPR"), which provides planning and analytics services; and

•
Ventiv Clinical Services, which consists of the newly acquired businesses of Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to recruitment, clinical staffing, and data collection and management.

    Our clients may choose either to work with us across our full spectrum of services or narrowly focus their service needs within one of these units. Given the nature of the services provided by each business unit in relation to marketing needs throughout a product's life cycle, ample opportunities exist for cross-selling to current clients. Many of our larger clients utilize the services of all three units.

Our strategic goal is to provide the pharmaceutical and life sciences industries with value-added clinical, marketing, sales and compliance services that will enable our clients to achieve accelerated development and superior product sales through higher market penetration. Our business units possess significant combined experience, as each has developed and conducted successful clinical and/or commercialization programs for hundreds of individual pharmaceutical and life science products. Our expertise spans most therapeutic categories, including the significant markets of cardiology, anti-infectives, oncology, gastroenterology, respiratory, allergy, dermatology, and neurology. Our core competencies and track record of proven success enable us to establish strong relationships with our clients' senior personnel, which greatly contributes to client retention.

During 2004 we modified our segment reporting to take into account the integration of operations from our acquisition transactions. Ventiv Commercial Services, formerly known as Ventiv Pharma Services and prior to that as Ventiv Health Sales and Marketing, includes the compliance and patient assistance operations we acquired during 2004 in the Franklin transaction described below. Ventiv Analytic Services continues to comprise HPR’s planning and analytics services business. Ventiv Clinical Services includes our newly acquired Smith Hanley and HHI businesses. See Part II - Item 8 - Notes to Consolidated Financial Statements - Note 18 Segment Information , for a further description.

The following is a detailed description of our individual business units:

Ventiv Commercial Services

Ventiv Commercial Services encompasses three offerings:

Ventiv Pharma Teams

The Ventiv Pharma Teams group within Ventiv Commercial Services is organized to plan, implement and execute outsourced product commercialization programs for prescription pharmaceutical and other life sciences products. Ventiv Commercial Services maintains and operates systems, facilities, and support services necessary to recruit, train and deploy a customized, full-service, targeted sales force. Currently, Ventiv Pharma Teams operates one of the largest pharmaceutical outsourced sales organizations in the U.S., with approximately 2,500 sales representatives as of December 31, 2004.

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's Food and Drug Administration (“FDA”) approved indications. Information provided by the sales representative includes the product's role in treatment, efficacy, potential side-effects, dosage, danger of contra-indications with other drugs, cost and any other appropriate information. In addition to engaging in an educational dialogue with the medical professional, the sales representative will provide free product samples as a supplement to the sales effort. This affords the prescription writer and his or her patients first-hand exposure to the medical product and creates a sense of familiarity and comfort with the product. In order to engage in an effective dialogue, the salesperson must be well educated and highly trained. Recruiting qualified personnel and providing client and product specific training are both core competencies of Ventiv Commercial Services.

Providing clients with high quality sales people requires effective recruiting and training. To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure high quality of representation for our clients. Ventiv Commercial Services’ recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, or on a stand alone basis. Ventiv Pharma Teams hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and maximize cost efficiency.

We also emphasize the training of our personnel, and believe we have made significant investments in this area. Ventiv Commercial Services' Professional Development Group has one of the largest dedicated training facilities of its type in the United States. Our goal is to ensure that sales representatives are knowledgeable and operate professionally, effectively, and efficiently.  Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity, and pharma-manager leadership are covered extensively in order to prepare the representatives for their contact with medical professionals. Ventiv Commercial Services' trainers are top professionals in their field and rely upon proprietary information regarding physician prescribing behavior and industry best practices. As the trainees are from both Ventiv Commercial Services' sales force and our clients' sales forces, the training and development services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as differentiating factors, which distinguish Ventiv Commercial Services from its competitors and benefit the overall outsourced sales effort. Ventiv Commercial Services also offers these training services to clients as part of an integrated package or on a stand alone basis.

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

Consistent with standard practices in the pharmaceutical industry, Ventiv Commercial Services collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed for Ventiv Commercial Services. This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data, and make necessary adjustments to the sales strategy. Ventiv Commercial Services also offers this sales force automation system on a stand alone basis to clients.

Franklin

During 2004, we acquired the businesses of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”). Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services.

Franklin expands Ventiv’s portfolio by offering Patient Assistance Programs and Reimbursement Counseling. As one of the industry pioneers in Patient Assistance Programs (“PAPs”), Franklin has firmly established a leadership position in providing reliable and innovative programs in patient assistance, institutional PAPs, reimbursement counseling, web-based programs, missions programs and proactive fulfillment.

Franklin also provides to clients and to internal Ventiv Pharma Teams independent oversight of Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance. Franklin’s expertise in PDMA compliance issues is nationally recognized and Franklin further strengthens that position by serving as a liaison for the pharmaceutical industry and consultant to the FDA and enjoying an ongoing working relationship with the Department of Justice. In addition, Franklin provides a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including:

• PDMA Consultative Services - Franklin can perform a “Whole Systems” assessment of a client’s sample accountability system, processes, documents and third party vendors, and then provide recommendations for any necessary corrective action.

• Sample Accountability Services - Franklin offers an auditing field force of medical professionals with a pharmaceutical orientation. This experienced group understands the difference in packaging configurations, and is fully trained in PDMA compliance to provide accurate physical inventories.

• PDMA Compliance Software Solutions - Franklin licenses software solutions that define significant loss and reconciliation thresholds; allows for the on-line or CD administration of PDMA and other compliance based training and certification; and provides a state-of-the-art “proactive” sample accountability database management security solution that detects sample diversion or other aberrant behavior through established thresholds.

Promotech

Ventiv Commercial Services addresses clients’ product life-cycle marketing needs with non-personal promotional programs through its Promotech Research Associates (“Promotech”) division. Promotech provides assembly, mailing, fulfillment, pharmacy, teleservices and eServices from its newly expanded Colorado facility with over 62,000 square feet that includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) Certified and PDMA compliant warehouse, office space and a 64-station call center. Clients rely on us for sample and literature shipments to sales representatives; physicians and patients/consumers; field force sample reconciliation; audit and compliance management; comprehensive fulfillment including tradeshows, physician requests, and trade advertising; and fulfillment of prescription products as dictated by patient assistant programs. By utilizing its core marketing and sales resources (fulfillment, teleservices, direct mail, and incentive programs), Promotech is able to offer a combination of customized solutions to meet a client’s objective when a single service will not suffice. One such seamless client offering would be a coordinated sample delivery with sales calls on physicians as well as rebate program administration.

Ventiv Analytic Services

Ventiv Analytic Services includes HPR, a leader in the development and implementation of advanced data analysis and research technologies to support client decision making within pharmaceutical and biotechnology companies. HPR combines leading edge technology with advanced statistical techniques and empirical research to deliver strategic and tactical solutions that help pharmaceutical executives maximize their return on investment (“ROI”) for promotional resources. Clients rely heavily on HPR’s diversified staff of professionals with experience in pharmaceutical sales and marketing, quantitative sciences and customer support to deliver solutions that are grounded in industry expertise and coupled with technical sophistication.

HPR’s complete range of services includes:

•
Market Segmentation: HPR’s segmentation solution suite is a critical first step designed to enhance the accuracy of the promotion response analytics and optimization processes. HPR conducts segmentation analyses across a broad array of industry customers using both proprietary and secondary data sources. This analysis enables the construction of a concise view of the multiple variables driving the marketplace.

•
Promotion Analytics: By developing a relationship between promotion activity and effect in the marketplace, HPR offers a number of analyses to help clients assess ROI across all promotion channels and strategies. MarketVantage, a proprietary analysis tool, gives clients the unique ability to view the performance of various promotional activity for their brands - and also for competing brands. HPR’s family of Promotion Response Models (PROMSM) measure response to different promotional channels, including detailing, sampling, medical education and direct-to-consumer communications. Through a series of offerings with their Direct to Consumer ROI Modeling, HPR has emerged as the leader in Direct to Consumer ROI analysis in the pharmaceutical industry. In addition, HPR has developed a significant body of work in empirically based forecasting and independent forecast development. Recently launched PC-based simulators that allow clients to produce their own forecasts now supplement these offerings.

•
Market Research: HPR utilizes a wide range of tools to conduct primary and secondary research, syndicated studies, market tracking and custom research audits. The HPR team has proven expertise in developing proprietary, customized market research approaches that measure attitudes and behaviors of diverse audiences. Core to HPR’s syndicated service offering is the Metropolitan Area Promotional Audit (“MPA”) — a service that studies thousands of physicians and tracks pharmaceutical promotional activity city by city. This intelligence, previously available only on a national basis, addresses the differential share of voice metrics, impact and effectiveness of rep-driven promotion efforts. Rapid Recall™ is a customized service that enables clients to capture independent customer feedback within a 72-hour window post contact. With this tool, HPR provides its clients with feedback on their performance compared to their competitors in such key areas as message delivery, message impact, and areas for change. HPR has also emerged as a leader in the identification of local peer influence networks. HPR’s Influence Mapping research is able to identify the informal network used by physicians within specific therapeutic areas to determine which local physicians are informally influencing prescribing behavior of other key physicians at the territory level. HPR has worked with clients to conduct these efforts on close to 100 brands.

•
Strategic Planning: HPR’s strategic consulting service responds to a broad series of questions clients must address for successful brand management. HPR works with clients to develop resource solutions that optimize ROI for the future market environment. HPR’s resource allocation models determine the resource needs for single-product and portfolio promotion activity across the various promotion channels, allowing clients to determine optimal investment levels for promotion and expected portfolio return. HPR’s UniBrandSM model develops the optimal sales and marketing solution for a single brand. Known as RAMSM, HPR’s portfolio model is used by clients to determine the optimal sales force size and structure, optimum number of details across brands, return on investment across promotion channel and the future impact of marketplace events on promotion activity.

•
Tactical Planning: HPR’s tactical planning provides pharmaceutical companies the tactics needed to successfully execute their strategic plan, uniquely integrating the optimal detailing, sampling and promotional spending levels across Ventiv’s portfolio with an execution plan at the representative level. HPR utilizes several proprietary tools to assist its client’s tactical planning and execution, including:

o
Call Planning System (“CAPS”), which allocates the number of sales, calls, by physician, for every sales representative and the detailing priorities of each call. CAPS also supports changes in the portfolio focus on short notice, thereby enabling clients to respond quickly to internal and external developments.

o	PharmAlign™, a proprietary territory design software system that provides sales force deployment options for a territory, district, region or nation.
o	Field Manager and Field Manager HQ, a system used by District Managers and/or Headquarters to support analysis of rep and district manager performance at a geographic level.

When coupled together, these tools provide the capability for HPR’s clients to ensure that they are continually improving the effectiveness of deployed sales force resources.

Ventiv Clinical Services

The companies making up our Ventiv Clinical Services unit include Smith Hanley and HHI, leading providers of clinical staffing and data management services. We acquired these companies in two transactions during 2004. Through these acquisitions, we broadened our capabilities into the clinical arena, and established Ventiv Clinical Services. Ventiv Clinical Services has successfully met the staffing and recruiting needs of more than 65 pharmaceutical and biotechnology clients, including 14 of the top 20 global pharmaceutical companies, as well as performed data management and analytical services for over 150 clinical trials. These accomplishments are driven by four divisions:

• Smith Hanley Associates, which provides executive placement services;

• Smith Hanley Consulting Group (“SHCG”), which provides outsourced contract staffing and recruiting services for pharmaceutical clinical research trials;

• MedFocus, which provides outsourced contract staffing and recruiting services for pharmaceutical clinical research trials and is based in Chicago, Illinois; and

• HHI Clinical & Statistical Research Services (“HHI”), a clinical service provider that manages statistical analysis and data management functions.

Through its pool of experienced clinical staff and staff augmentation capabilities, SHCG and MedFocus give pharmaceutical companies and start-up biotechnology firms the flexibility to manage and execute clinical trials internally without the expense of hiring and training all of their own staff. Clients obtain qualified personnel for immediate deployment on a project and are better able to execute project management as there is no need for the recruiting, hiring, training and managing process essential with internal employees. Clients also get an opportunity to understand their work flow, and determine what the most cost-effective employee mix will be as they continue to move forward.

Currently, SHCG and MedFocus provide clients with contract services for such mission critical positions as SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study & project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical positions. They draw from a database of over 30,000 candidates, which they are continually expanding with new recruiting efforts through search engines, job fairs, conferences, and referral bonuses.

The HHI division complements SHCG and MedFocus’s contract service pool with a statistically-knowledgeable physician and medically-knowledgeable statisticians to deliver well-organized research used in clinical trial and clinical program design, data management, data analysis, double key data entry and validation, reporting and Standard Operating Procedures writing. This bi-disciplinary expertise enables HHI to set up, manage and present data to help pharmaceutical clients move from the preclinical stage through the drug approval process and post-commercialization oversight as painlessly as possible.

Smith Hanley Associates offers customized executive placement services to the pharmaceutical industry as well as clients in the financial services, consumer products, consulting and insurance industries.

Competitive Advantages

Our strategic goal is to provide the pharmaceutical and life sciences industries with value-added clinical, marketing, sales and compliance services that will enable our clients to achieve accelerated development, superior product sales through higher market penetration and appropriate regulatory compliance. Our business units possess significant combined experience, as each has developed and conducted successful clinical and/or commercialization programs for hundreds of individual pharmaceutical and life science products. Our expertise spans most therapeutic categories, including the significant markets of cardiology, anti-infectives, oncology, gastroenterological, respiratory, allergy, dermatology and neurology. Our core competencies and track record of proven success enable us to establish strong relationships with our clients' senior personnel, which greatly contributes to client retention.

Comprehensive Service Offering: We offer a broad range of services, from strategic and tactical planning and analytics to the recruiting, training, deployment and management of sales forces and development of sales and marketing strategies. During 2004, we significantly broadened our service offerings through complementary service extensions and strategic acquisitions in the areas of compliance and clinical staffing. This development positions us to better meet the varied needs of our existing and prospective pharmaceutical and biotechnology clients. While our offerings are broad relative to some of our direct competitors, we do also face select competitors who have also assembled a relatively broad service offering.

Leading Position Across Our Offerings: We are one of the largest providers of pharmaceutical outsourced sales services in the United States and we are also a significant provider of strategic and tactical sales and marketing planning in the U.S. We detail to a large number of physicians, nurses, pharmacists and formularies—approximately 3.6 million calls were made in 2004 alone. These targets are regularly contacted by our representatives. Given the preference by many of our clients to work with organizations possessing strong reputations and a strong track record, our large-scale presence in our markets, which is underpinned by our experience, speed, capabilities, and technology, provides significant advantages in continuing to win new business. We are also a recognized leader in clinical trials staffing, providing services to a wide range of pharmaceutical, biotechnology and medical device companies, as well as to their outsourced service providers to those sectors. Ventiv Clinical Services has emerged as a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and biotechnology companies. In selecting a vendor to work with, many pharmaceutical companies prefer to work with a handful of larger, more reputable organizations, and given our long history and strong brand name in the business, large database of potential clinical staff and reputation for quality and flexibility, we have significant advantages in continuing to win new business.

Broad and Diversified Client Base: In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotech and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Our client base of over 65 pharmaceutical and biotechnology clients is broad and diversified, and with many of these clients we have maintained long-term, non-exclusive relationships that do help us in continuing to win new business.

Proprietary Technologies and Data: We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. To conduct strategic studies, HPR employs a series of programs, which were designed in-house and utilize data, which is gathered and processed by HPR's clients and, on certain engagements, Ventiv Commercial Services to conduct proprietary market research. Also, we have made a considerable investment in technology and have developed and deployed cutting-edge sales force automation tools to increase our efficiency. Such data collection is important for the management of a sales and marketing campaign for pharmaceutical products throughout their life cycle, especially during the product launch phase.

Experienced Management Team: Our management team includes executives with substantial expertise in pharmaceutical and health care services, as well as substantial background within pharmaceutical companies themselves, including managing pharmaceutical sales forces and establishing sales and marketing strategies. The team also has extensive experience in the areas of outsourced staffing, permanent placement and executive search services. We believe our mix of senior management with pharmaceutical services experience, entrepreneurial talent and strategic perspective is unique in the industry.

Our overall focus is on offering the best combination of high-quality, flexible and cost-effective services to our clients, versus our competitors and versus other alternatives available to our clients for addressing their clinical, sales, marketing and compliance needs. We continue to enhance our capabilities, deepen our client relationships and offer more fully-integrated solutions. Because of our high level of quality service, many of our pharmaceutical clients have rewarded us with contract extensions and additional new business.

Clients

We provide our services to leading pharmaceutical, biotechnology, medical device and diagnostics companies. During 2004, approximately 70% of our revenues were derived from our ten largest clients. Our ten largest clients during 2004, listed alphabetically, were as follows: ALTANA Pharma (“ALTANA”), Bayer Corporation (“Bayer”), Bristol-Myers Squibb Company (“BMS”), Fournier Pharmaceuticals, Ltd., Johnson and Johnson (“J&J”), Noven Pharmaceuticals, Inc., Sanofi-Aventis Group, Synthon Pharmaceuticals, Ltd. (“Synthon”), Upsher-Smith Laboratories, Inc. and Watson Pharmaceuticals, Inc. (“Watson”). Two clients accounted for approximately 16% and 14%, respectively, of our total revenue for the year ended December 31, 2004. Two clients accounted for 23%, and 18%, respectively, of our revenues during 2003. No other clients accounted for more than 10% of revenue in 2004 or 2003.

We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are typically sold to similar target groups within the client organization, typically their clinical or their marketing and sales departments. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical clients that provide us with recurring revenue streams and cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

Our relationships with a client's clinical or marketing and sales organizations also benefit from high switching costs, as retaining another sales force and redesigning a marketing program creates substantial additional expense and causes losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise.

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 30 to 120 days notice. In addition, many of the Ventiv Pharma Team contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Although Ventiv Pharma Teams has been successful in a number of cases in negotiating longer-term commitments and an initial non-cancelable contract period, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts.

Competition

Our competitors include outsourced sales organizations as well as contract research organizations that also offer healthcare marketing services. Additionally, drug distribution companies have indicated a desire to enter this lucrative market by leveraging their knowledge base and effecting strategic acquisitions. Each of our operating groups faces distinct competitors in the individual markets in which the group operates.

Ventiv Commercial Services: A small number of providers comprise the market for outsourced sales teams, although the majority of sales teams are managed internally. We believe that Ventiv, Innovex (Quintiles) and Professional Detailing, Inc. combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers attempting to develop niche services. One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

Ventiv Analytic Services: HPR’s largest competitor in the strategic and tactical planning marketplace is ZS Associates, which provides a range of market segmentation, promotion planning and resource allocation services comparable to HPR’s service offerings. In the market research marketplace, HPR competes against a variety of large and small companies, which provide primary and secondary market research on a contract basis.

Ventiv Clinical Services: The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry. Although several large nationwide temporary staffing companies compete with us, we are one of the only national firms that specializes exclusively in professional clinical trials research personnel. Ventiv Clinical Services’ primary competitors include ClinForce (a division of Cross Country), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services and Kforce. Primary competitors in the permanent placement area include Korn Ferry, Reynolds and Reynolds, Heidrick and Struggles as wells as numerous smaller specialty permanent placement groups.

Seasonality

Although our business is subject to variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, our business is not generally subject to seasonal variation.

Employees

At December 31, 2004, we employed approximately 4,000 people in continuing operations, including approximately 2,700 sales representatives and managers. Our part-time sales force employees account for approximately four percent of our total field workforce. We believe that our relations with our employees are satisfactory.

Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees. We believe our turnover rate is comparable to that of other outsourced service organizations and internal pharmaceutical sales and marketing departments. An increase in the turnover rate among our employees would increase our recruiting and training costs and decrease our operating efficiencies and productivity. Our operations typically require specially trained persons, such as those employees in the pharmaceutical detailing business. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. The labor markets for quality personnel are competitive, and we cannot assure you that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons.

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

Non-U.S. Operations

We have no operations outside the United States and do not derive any material revenues from non-U.S. sources.

Item 2. Properties.

As of December 31, 2004, we leased 18 facilities totaling 330,603 square feet, including our principal executive offices located in Somerset, New Jersey. Six facilities totaling 189,345 square feet are leased by the Ventiv Commercial Services segment, seven facilities totaling 53,464 square feet are leased by the Ventiv Clinical Services segment, three facilities with 29,631 square feet is leased by the Ventiv Analytic Services segment and two facilities with approximately 58,163 square feet is leased by the Other (corporate) segment. These leases expire at varying dates through 2013. Leased facilities increased during 2004 due to the completion of several business acquisitions. We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3. Legal Proceedings.

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. In the opinion of management and based on the advice of legal counsel, all matters are believed to be without merit or are of such kind, or involve such amounts, as would not have a material effect on our consolidated financial position or consolidated results of operations if disposed of unfavorably.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq National Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2004
First Quarter	$13.92	$9.36
Second Quarter	$18.40	$13.87
Third Quarter	$16.95	$12.94
Fourth Quarter	$20.67	$16.65

	High	Low
Year ended December 31, 2003
First Quarter	$2.74	$1.72
Second Quarter	$4.25	$2.55
Third Quarter	$7.55	$4.15
Fourth Quarter	$9.31	$7.10

On March 2, 2005, there were approximately 192 record holders of our common stock.

To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement. We do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

1999 Stock Incentive Plan	4,207,524	$8.39	1,252,883	*

Equity compensation plans not approved by security holders ………………………………	-	-	-

Total…………………………………………	4,207,524		1,252,883

* The 1999 Stock Incentive Plan authorizes the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. To date we have not issued any restricted stock units or stock appreciation rights.

During the fourth quarter of 2004, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of Ventiv repurchased any of our outstanding securities.

The transfer agent for our common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Item 6. Selected Fiancial Data.
SELECTED FINANCIAL DATA

The following table summarizes certain historical financial data with respect to Ventiv and is qualified in its entirety by reference to, and should be read in conjunction with, Ventiv's historical consolidated financial statements and related notes included elsewhere in this Form 10-K. Historical financial information may not be indicative of Ventiv's future performance. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Revenues	$352,184	$224,453	$215,387	$294,763	$274,686
Earnings (losses) from continuing operations	$30,130	$9,895	$4,941	$(16,060)	$24,715
Earnings (losses) from discontinued operations	$1,002	$(4,119)	$2,951	$(42,442)	$(7,901)
Net earnings (losses)	$31,132	$5,776	$7,892	$(58,502)	$16,814

Basic earnings (losses) per share:
Continuing operations	$1.26	$0.43	$0.22	$(0.71)	$1.09
Discontinued operations	$0.04	$(0.18)	$0.13	$(1.87)	$(0.35)
Net earnings (losses)	$1.30	$0.25	$0.35	$(2.58)	$0.74

Diluted earnings (losses) per share:
Continuing operations	$1.18	$0.42	$0.22	$(0.71)	$1.06
Discontinued operations	$0.04	$(0.18)	$0.13	$(1.87)	$(0.34)
Net earnings (losses)	$1.22	$0.24	$0.35	$(2.58)	$0.72

Shares used in computing basic earnings (losses) per share	23,951	22,919	22,842	22,648	22,628

Shares used in computing diluted earnings (losses) per share	25,437	23,801	22,857	22,648	23,406

Balance sheet data:
Total assets	$287,452	$180,708	$153,418	$232,343	$249,491

Long-term debt (a)	$24,898	$18,488	$8,904	$16,947	$31,857

Total equity	$172,444	$107,725	$96,446	$87,206	$145,311

(a) Long-term debt includes the non-current portion of the capital lease obligations but excludes the current portion of the line of credit and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated ancial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2004, 2003 and 2002.

Overview

We are a leading provider of outsourced clinical, sales, marketing and compliance solutions for the pharmaceutical, biotechnology and life sciences industries. We offer a broad range of integrated and stand alone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions.

The portfolio of offerings includes:
•	integrated sales force recruitment, training and management;
•	stand alone sales force recruitment, training, systems automation and regulatory compliance services;
•	product, sample and literature fulfillment;
•	telemarketing and other marketing support;
•	product/brand management;
•	brand/portfolio analytics and forecasting;
•	market research and intelligence;
•	strategic and tactical planning;
•	clinical staffing and recruiting
•	permanent placement; and
•	clinical data management and statistical analysis.

Our services are designed to develop, execute and monitor late-stage clinical trials, sales & marketing and compliance plans and programs for pharmaceutical, biotechnology and other life sciences products. We currently conduct our continuing operations in the U.S., serving U.S. companies and domestic affiliates of foreign corporations.

We became a public reporting company in connection with our spin-off from Snyder Communications, Inc. in 1999. We have not conducted any other offerings of debt or equity securities (other than the offering of shares underlying stock options to its employees) and have funded our operations principally through internally generated cash flow. Although we currently maintain, and have traditionally maintained, availability under a bank line of credit, we have no currently outstanding borrowings under our bank line. Our current line of credit agreement expires on March 31, 2005.

Our businesses are organized into three operating reportable segments based on products and services offered: Ventiv Analytic Services (through HPR), Ventiv Commercial Services, and Ventiv Clinical Services (through the recently acquired Smith Hanley group of companies, including HHI). Our non-operating reportable segment, “Other”, encompasses the activities of our corporate group.

Our Ventiv Commercial Services segment is focused on planning, implementing and executing outsourced product commercialization programs for prescription pharmaceutical and other life sciences products in the U.S. This segment maintains and operates the requisite systems, facilities, and support services to rapidly recruit, train and deploy customized, full-service and highly targeted sales forces. In addition, Ventiv Commercial Services offers telemarketing services, which significantly enhance a life sciences company's ability to communicate effectively with physicians in a cost efficient manner.

Our Ventiv Analytic Services segment is capable of designing product launch programs and monitoring each program's progress to maximize the potential for a product's success. This is achieved by using proprietary software to analyze data compiled from internal sources and third parties to determine specifically how a targeted strategy can maximize asset utilization and return on investment for our clients. HPR's distinctive process for developing strategic and tactical resource allocation is predicated upon the linking of services and data through solutions based on doctor-level intelligence. HPR also conducts primary and secondary research, syndicated studies and market tracking and custom research audits, with proven expertise in developing proprietary, customized market research projects that measure attitudes and behaviors of diverse audiences including both physicians and consumers.

Our Ventiv Clinical Services segment provides recruitment, clinical staffing and data collection and management services. Smith Hanley offers outsourced professional staffing, permanent placement and executive search services targeted primarily in the pharmaceutical clinical trials arena. HHI is a clinical service provider that manages statistical analysis and data management functions on behalf of a variety of pharmaceutical and biotechnology clients.

Critical Accounting Policies

Revenue Recognition

Ventiv Commercial Services
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
Revenues are recognized on Ventiv Pharma Teams contracts as services are performed. Most of our Ventiv Pharma Teams contracts involve two phases, a “deployment phase”, typically three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

Most of our Ventiv Pharma Teams contracts specify a separate fee for the initial “deployment phase” of a project. We consider the deployment phase to be a separate and distinct earnings process and recognize the related revenues throughout the deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract. We generally recognize revenue during the “promotion phase” of our Ventiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force.

Many of the product detailing contracts allow for additional periodic incentive fees to be earned once agreed upon performance benchmarks have been attained. Revenue earned from incentive fees is recognized when we are reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

We periodically analyze our detailing contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product or field force performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable.

Non-refundable conversion fees are earned and recognized as revenue when one of our sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized.

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 30 to 120 days notice. In addition, many of the Ventiv Pharma Teams contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Although Ventiv Pharma Teams has been successful in a number of cases in negotiating longer-term commitments and an initial non-cancelable contract period, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

Customers are invoiced according to agreed upon billing terms. Contracts that are invoiced prior to performance of related services are recorded as client advances and unearned revenue and are not recognized as revenues until earned, in accordance with our revenue recognition policies. Amounts earned for revenues recognized before the agreed upon billing terms have been met are recorded as revenue and included in unbilled services. Upon billing, these amounts are transferred to billed accounts receivable.

Ventiv Analytic Services

Revenues for HPR generally include fixed fees, which are recognized when monthly services are performed based on percentage of completion and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

Ventiv Clinical Services

Revenues for Smith Hanley consist mainly of permanent placement and temporary service fees. We generally record permanent placement services revenue at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant. We record revenue from temporary personnel services, outsourcing and outplacement when services are rendered. Revenue earned but not yet billed as of the end of an accounting period is accrued. We believe that we have adequate reserves for any potential write-offs or adjustments.
 Goodwill and Other Intangible Assets

With the acquisition of Smith Hanley and other businesses we have acquired, we have material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. We performed annual impairment tests in 2004 and concluded that the existing goodwill balances were not impaired. As of December 31, 2004, we recorded goodwill of approximately $64.8 million and other intangibles (net) of $21.4 million in the Consolidated Balance Sheet.

Claims and Insurance Accruals

We maintain self-insured retention limits for certain insurance policies. The liabilities associated with the risk retained by Ventiv are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of Ventiv differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured annually based on enacted tax laws and rates for temporary differences between the financial accounting and income tax bases of assets and liabilities. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of any loss carryforwards or capital losses. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, we maintain reserves for certain tax items, which are included in income taxes payable on the Consolidated Balance Sheet. We periodically review these reserves to determine if adjustments to these balances are necessary.

Recent Business Developments

Ventiv Pharma Teams Contracts

Ventiv Pharma Teams contracts often involve the deployment of large numbers of sales representative and may have appreciable impacts on revenues and earnings. The following are brief summaries of the most significant Ventiv Pharma Teams contracting events during 2003 and 2004:

Effective January 23, 2003, we entered into a letter agreement to provide ALTANA with a second nationwide sales force, including recruitment, training and operational support.  The agreement was finalized on August 23, 2003. Under the terms of the agreement, Ventiv provides 248 additional full-time sales representatives and six Regional Training and Administrative Managers. Revenues associated with the initial recruiting and training of this sales force were recognized in the second quarter of 2003, while the revenue related to the promotion activities for this engagement commenced in the third quarter of 2003.

During the first quarter of 2004, we won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

During the second quarter of 2004, we won two additional contracts, each adding 200 sales representatives during the second half of the year, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment is scheduled to occur during the fourth quarter of 2004.

In July 2004, we entered into an agreement with Aventis Pharmaceuticals, Inc. (“Aventis”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, we will provide approximately 452 sales representatives and 50 district managers during the second half of the year.

During the third quarter of 2004, we won two significant new contracts totaling over 400 sales representatives with large, global pharmaceutical firms, including one contract with Bristol-Myers Squibb (“BMS”). To accommodate these and other new contracts, we agreed to an early wind-down of our contracts with Bayer Pharmaceuticals Corporation (“Bayer”) in order to redeploy its sales representatives from these older contracts to recently announced new multi-year contracts.

In September 2003, we were notified by Endo Pharmaceuticals, Inc. (“Endo”) of its intent to convert the field sales force working under the Ventiv-Endo contract from full-time Ventiv employment to full-time Endo employment effective December 15, 2003. The conversion resulted in approximately 160 sales representatives employed by Endo by December 31, 2003.

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

Acquisitions

In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. The amount due with respect to Franklin for 2004 is expected to be approximately $1.7 million, which we accrued at December 31, 2004, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. Franklin’s financial results are reported in the Ventiv Commercial Services segment from the acquisition date through December 31, 2004 in the accompanying consolidated financial statements.

In October 2004, we acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. We acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services and achieve cross-selling opportunities by leveraging our existing sales force and relationships. We acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Ventiv Clinical Services’ performance measurements in 2004 and 2005. The amount due with respect to Smith Hanley for 2004 is expected to be approximately $6.8 million which we accrued at December 31, 2004, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The value of the 1.3 million common shares issued as a result of the acquisition was determined based on the average market price of Ventiv’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The results of Smith Hanley have been reflected in Ventiv Clinical Services in Ventiv’s consolidated financial statements from the acquisition date to December 31, 2004.

In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services in Ventiv’s consolidated financial statements from the acquisition date to December 31, 2004.

Divesting Transactions

On June 3, 2003, we placed the subsidiaries in our France-based contract sales business unit into receivership.  On September 1, 2003 the receiver sold the major assets of the subsidiaries to a France-based pharmaceutical sales training organization, and the balance of the subsidiaries’ net assets is in the process of being liquidated by the receiver.

    During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration we received subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of December 31, 2004)
Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business ($1.8 million received through December 31, 2004)
Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million (all received through December 31, 2004)

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues

	For the Years Ended December 31,
	2004		2003		2002
(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
Ventiv Commercial Services	$300,170	85.2%	$194,547	86.7%	$188,978	87.7%
Ventiv Analytic Services	30,326	8.6%	29,906	13.3%	25,677	11.9%
Ventiv Clinical Services	21,688	6.2%	--	--	--	--
Other	--	--	--	--	732	0.4%
Total revenues	352,184	100.0%	$224,453	100.0%	$215,387	100.0%

Cost of services:
Ventiv Commercial Services	247,957	82.6%	164,172	84.4%	$161,703	85.6%
Ventiv Analytic Services	17,289	57.0%	18,486	61.8%	16,497	64.2%
Ventiv Clinical Services	14,487	66.8%	--	--	--	--
Other	--	--	--	--	701	95.8%
Total cost of services	279,733	79.4%	182,658	81.4%	178,901	83.1%

Selling, general and administrative expenses	38,539	10.9%	26,223	11.7%	27,397	12.7%

Other operating income	264	--	392	0.2%	--	--

Total operating earnings	$34,176	9.7%	$15,964	7.1%	$9,089	4.2%
Interest expense	(922)	(0.3)%	(549)	(0.3)%	(1,576)	(0.7)%
Interest income	678	0.2%	413	0.2%	456	0.2%
Earnings from continuing operations before income taxes	33,932	9.6%	15,828	7.0%	7,969	3.7%
Income tax provision	(3,802)	(1.1)%	(5,933)	(2.6)%	(3,028)	(1.4)%
Earnings from continuing operations	30,130	8.5%	9,895	4.4%	4,941	2.3%

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	(4,092)	(1.8)%	(4,772)	(2.2)%
Gains (losses) on disposals of discontinued operations, net of taxes	1,002	0.3%	(4,406)	(2.0)%	2,323	1.1%
Tax benefit arising from the disposal of a discontinued operation	--	0.0%	4,379	2.0%	5,400	2.5%
Earnings (losses) from discontinued operations	1,002	0.3%	(4,119)	(1.8)%	2,951	1.4%

Net earnings	$31,132	8.8%	$5,776	2.6%	$7,892	3.7%

Earnings (losses) per share:
Continuing operations:
Basic	$1.26		$0.43		$0.22
Diluted	$1.18		$0.42		$0.22
Discontinued operations:
Basic	$0.04		$(0.18)		$0.13
Diluted	$0.04		$(0.18)		$0.13
Net earnings:
Basic	$1.30		$0.25		$0.35
Diluted	$1.22		$0.24		$0.35

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues: Revenues increased by approximately $127.7 million, or 56.9%, to $352.2 million in the year ended December 31, 2004, from $224.5 million in the year ended December 31, 2003, mainly due to increased business in our Ventiv Commercial Services business and company acquisitions during 2004, as more fully described below.

Revenues in our Ventiv Commercial Services business were $300.2 million in the year ended December 31, 2004, an increase of $105.7 million or 54.3% from $194.5 million in the year ended December 31, 2003, and accounted for 85.2% of total revenues for the year ended December 31, 2004. This increase resulted primarily from new contracts won in 2004, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and including contracts amounting to an additional 765 sales representatives during the first half of 2004; a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to conversions of sales teams for Endo and Boehringer Ingleheim Pharmaceuticals, Inc. during the fourth quarter of 2003, Watson’s election to terminate its sales contract effective August 1, 2004, and the redeployment of Bayer representatives from older contracts to recently announced new multi-year contracts with other clients, as discussed previously. Revenues from the Aventis and other 2004 contract wins are expected to offset the preceding losses and diversify our client base. Finally, Ventiv acquired Franklin on June 9, 2004, resulting in approximately $14.4 million of revenue since the acquisition date.

Our Ventiv Analytic Services business generated $30.3 million of revenue, which was 8.6% of total revenues, in the year ended December 31, 2004, compared to $29.9 million in the year ended December 31, 2003. Increased business from GlaxoSmithKline and Novartis Pharmaceuticals Corporation mainly contributed to this variance.

As a result of the fourth quarter 2004 acquisitions in Ventiv Clinical Services, Ventiv has increased its revenues by approximately $21.7 million. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies, as well as to their outsourced service providers to those sectors.

Costs of Services: Costs of services increased by approximately $97.0 million or 53.1%, to $279.7 million during the year ended December 31, 2004 from $182.7 million in the year ended December 31, 2003. Costs of services decreased as a percentage of revenues to 79.4% from 81.4% in the year ended December 31, 2004 and 2003, respectively.

Costs of services at the Ventiv Commercial Services business increased by approximately $83.8 million, or 51.0%, to $248.0 million in the year ended December 31, 2004 from $164.2 million in the year ended December 31, 2003. This variance percentage is lower than the percentage increase in revenue between the related periods. Costs of services were 82.6% of Ventiv Commercial Services revenue in the year ended December 31, 2004, compared to 84.4% in the year ended December 31, 2003. The decrease of costs of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of Ventiv with the current level of operations. In addition, Ventiv acquired Franklin, as described previously, which is a higher margin division than the core commercial services business.

Costs of services in our Ventiv Analytic Services business were $17.3 million in the year ended December 31, 2004, a decrease of $1.2 million or 6.5%, from $18.5 million in the year ended December 31, 2003. Costs of services represented 57.0% of revenue in the year ended December 31, 2004 compared to 61.8% in the year ended December 31, 2003. The decrease as a percentage of revenue is due to tighter cost control over market research projects in 2004 that helped to produce higher margins in 2004.

    Costs of services at our newly acquired Ventiv Clinical Services business were approximately $14.5 million for the period from the respective acquisition dates to December 31, 2004. Costs of services represented approximately 66.8% of Ventiv Clinical Services revenues during this period. Gross margins related to this business tend to be higher than the core commercial services business.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $12.3 million, or 47.0%, to $38.5 million from $26.2 million in the year ended December 31, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, SG&A expenses incurred at the newly acquired Franklin and Smith Hanley divisions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at Ventiv Commercial Services increased by approximately $2.7 million, or 17.2%, to $18.2 million in the year ended December 31, 2004 from $15.5 million incurred in the year ended December 31, 2003. This increase was due to increased compensation levels in 2004 versus 2003 due to increased results during the current year, increased rent expense due to Ventiv Commercial Services occupying additional space, which it previously subleased to a third party, and expenses related to Franklin in 2004.

SG&A expenses at our Ventiv Analytic Services business increased by approximately $0.7 million to $5.8 million during the year ended December 31, 2004 when compared to the same period in 2003. This was due to increased compensation for 2004 versus 2003, offset by tighter controls over the division’s expenses.

SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $5.5 million in 2004, which reflects expenses incurred during the fourth quarter, when the acquisitions were consummated.

Other SG&A was approximately $9.0 million for the year ended December 31, 2004, an increase of approximately $3.5 million or 63.1% from $5.5 million for the year ended December 31, 2003. The increase was mainly related to increases in compensation as a result of improved company performance, and professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring: In May 2004, our Ventiv Commercial Services segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. Ventiv Commercial Services has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, were reversed during the second quarter of 2004.

Gain on Sale of Real Estate: The Ventiv Commercial Services business unit sold a Colorado warehousing facility and the associated land in June 2003 for $1.1 million.  In conjunction with this sale, Ventiv recorded a net gain of approximately $0.4 million.

Provision for Income Taxes: : During the fourth quarter of 2004, Ventiv recorded a tax benefit of approximately $7.1 million primarily related to the divestiture and shutdown of certain former subsidiaries. Ventiv’s tax rate during the fourth quarter benefited additionally from $2.0 million of net federal & state tax adjustments and other one-time reversals, primarily related to prior period tax contingencies, which are no longer required. The aggregate effect of these benefits and adjustments reduced Ventiv’s full-year 2004 effective tax rate from 38% to approximately 11%. Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 37.5% for the year ended December 31, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the year ended December 31, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $1.0 million and losses of $4.1 million, respectively. The 2004 gains on disposals of discontinued operations of mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based operations, as more fully described in Recent Business Developments, offset by increased expenses in our facility remaining from our previously-divested Communications business unit.

For the year ended December 31, 2003, operating losses of $4.1 million mainly consisted of the results of our France-based operations. In addition, Ventiv incurred approximately $4.4 million of losses related to the disposals of the units described in Recent Business Developments, consisting of the following: we wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based business unit; we incurred approximately $1.2 million of expenses, comprised primarily of legal and severance fees associated with the sale of its France and UK-based business units, and adjustments of residual balances in entities divested; we recorded a loss of $0.6 million on the sale of the assets and business of its Hungary-based contract sales business unit; these adjustments were offset in 2003 by contingent consideration of approximately $0.5 million recognized pursuant to divestiture agreements on the sale of our Germany and Hungary-based contract sales business units; as a result of these adjustments, there were approximately $2.0 million of tax benefits recorded in 2003.

Finally, in connection with the completion of the divestiture of its France-based contract sales business unit in 2003, we recorded an estimated $4.4 million tax benefit relating to the disposal of this business unit.

Net Earnings and Earnings Per Share (“EPS”): Our net earnings increased by approximately $25.3 million from $5.8 million in 2003 to $31.1 million in 2004. Diluted earnings per share increased to $1.22 per share for the year ended December 31, 2004 from $0.24 for the year ended December 31, 2003.  Operating results were higher due to increased revenues from certain contracts; the acquisitions of Franklin and the companies comprising Ventiv Clinical Services; various cost saving strategies in 2004; and the tax benefit and one-time tax adjustments recorded in 2004. During 2004, Ventiv started to realize earnings from discontinued operations related to the receipt of post acquisition contingent consideration from the divested entities, while incurring losses from discontinued operations in 2003 from our previously divested business units.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues: Revenues increased by approximately $9.1 million, or 4.2%, to $224.5 million for the year ended December 31, 2003, from $215.4 million for the year ended December 31, 2002.

Revenues in our Ventiv Commercial Services business were $194.5 million, an increase of 2.9%, or $5.6 million over 2002, and accounted for 86.7% of total Ventiv revenues during the year ended December 31, 2003. As explained in Recent Business Developments, Ventiv generated increased revenues during the year ended December 31, 2003 from the ALTANA contract, effective September 12, 2002, a new contract with Watson in March 2003, and a second outsourced sales agreement with Bayer, which was executed in October 2003. Increased revenues from the new contracts were offset by lower revenues from Reliant Pharmaceuticals, Inc. (“Reliant”), Endo Pharmaceuticals, Inc. (“Endo”), BMS, and the amended initial Bayer agreement. The Reliant field force converted from full-time Ventiv employment to full-time Reliant employment effective as of March 31, 2002. The Endo contract was partially converted as of June 30, 2002 and fully converted from Ventiv employment to full-time Endo employment in December 2003. The BMS contract was completed during the first half of 2002. Finally, the amendment of the initial Bayer agreement in January 2003 resulted in lower revenues during the year ended December 31, 2003. Revenues from the Ventiv Commercial Services business include incentive fees of $1.6 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively.

Our Ventiv Analytic business, HPR, generated 13.3% of total revenues during the year ended December 31, 2003. Revenues increased $4.2 million or 16.5%, to $29.9 million from $25.7 million for the years ended December 31, 2003 and 2002, respectively. HPR engaged in increased market research activities in 2003 with clients such as Aventis, Proctor & Gamble and Schering Plough. The increased business was offset in part by reduced business volume with J&J and Boehringer Ingelheim.

Costs of Services: Costs of services increased by approximately $3.8 million, or 2.1%, to $182.7 million for the year ended December 31, 2003 from $178.9 million for the year ended December 31, 2002.

Costs of services at the Ventiv Commercial Services business increased by $2.5 million or 1.5% to $164.2 million for the year ended December 31, 2003 from $161.7 million during the year ended December 31, 2002. Costs of services in 2003 were 84.4% of revenues compared to 85.6% of revenue in 2002. The increase in costs of services in 2003 was principally due to the following factors: the increase in business and revenues from 2002 to 2003; the effect of the renegotiated Bayer agreement in May 2002, which reduced cost of sales in 2002, as more fully explained in the comparison of the years ended December 31, 2002 and 2001; increased costs in 2003 resulting from the operation of standing specialty sales teams promoting dental, dermatology and women’s healthcare products, which have been discontinued or reassigned to other Ventiv Commercial Services projects due to less than expected results from products promoted by those teams; these increases were partially offset by Ventiv Commercial Services’s ongoing initiatives to increase operating efficiencies and minimize internal operating costs.

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

SG&A: SG&A expenses decreased by approximately $1.2 million, or 4.3%, to $26.2 million from $27.4 million in the years ended December 31, 2003 and 2002, respectively.

SG&A expenses in the Ventiv Commercial Services business increased by approximately $3.3 million to $15.5 million for the year ended December 31, 2003 compared to $12.2 million for the year ended December 31, 2002. This increase is primarily due to increased incentive employee compensation in 2003. Incentive compensation is partially contingent on Company performance in any given year. Our earnings from continuing operations in 2003 exceeded the 2002 earnings from continuing operations, and thus, the incentive compensation was higher in 2003 than 2002.

HPR incurred SG&A expenses of $5.2 million for the year ended December 31, 2003 compared to $5.3 million for the year ended December 31, 2002. The slight decrease is in line with our effort to increase operating efficiencies.

Other SG&A expenses decreased to $5.5 million for the year ended December 31, 2003 from $9.9 million for the year ended December 31, 2002. This decrease primarily resulted from savings derived from the group’s ongoing initiatives to increase operating efficiencies and minimize internal operating costs. In addition, Ventiv incurred non-recurring prior-year re-audit fees recorded in the fourth quarter of 2002.

Interest Expense: Ventiv recorded $0.5 million of interest expense in the year ended December 31, 2003, a decrease of $1.0 million from the year ended December 31, 2002. Interest expense decreased in 2003 as a result of our repayment of the $35.0 million outstanding balance under its prior line of credit in February 2002, and any interest and fees related to a short-term advance in 2002. During the second quarter of 2002, Ventiv received a $15.0 million short-term advance pursuant to its credit agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo & Company, which was treated as restricted cash. Per the terms of the credit agreement, the related borrowing was not considered a draw against our borrowing availability under the line of credit and was to be repaid ninety days after the initial advance. This initial advance was repaid, together with accrued interest and fees of approximately $0.4 million, on September 4, 2002. Ventiv also incurred $0.3 million of interest expense related to obligations under its capital lease arrangement for the Ventiv Commercial Services automobile fleet in the year ended December 31, 2003 and $0.4 million for the corresponding period in 2002.

Income Tax Provision: Ventiv recorded a provision for income taxes on continuing operations using an effective tax rate of 37.5% and 38.0% for the years ended December 31, 2003 and December 31, 2002, respectively. The effective rates were based on reported earnings in each tax jurisdiction in which our continuing operations conduct business and are subject to taxation.

Discontinued operations: For the years ended December 31, 2003 and 2002, (losses) earnings from discontinued operations, net of taxes, were losses of $4.1 million and earnings of $3.0 million, respectively. The 2003 results from discontinued operations of $4.1 million mainly consisted of the results of our France-based operations. The 2002 losses of $4.8 million included results of all of our discontinued units, prior to their dates of sale.

For the years ended December 31, 2003 and 2002, (losses) gains from disposals of discontinued operations were losses of $4.4 million and gains of $2.3 million, respectively. The 2002 net gains comprised of the divestitures of the Germany and U.K.-based contract sales business units, and our Alpharetta, Georgia-based and Stamford, Connecticut-based communications business units,. For the year ended December 31, 2003, Ventiv wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based business unit; in addition, Ventiv incurred approximately $1.2 million of expenses, comprised primarily of legal and severance fees associated with the sale of its France and UK-based business units, and adjustments of residual balances in entities divested. In addition, Ventiv recorded a loss of $0.6 million on the sale of the assets and business of its Hungary-based contract sales business unit. These adjustments were offset in 2003 by contingent consideration of approximately $0.5 million recognized pursuant to divestiture agreements on the sale of our Germany and Hungary-based contract sales business units. As a result of these adjustments, there were approximately $2.0 million of tax benefits recorded in 2003.

Finally, in connection with the completion of the divestiture of its Stamford, Connecticut-based communications business unit in 2002, Ventiv recorded an estimated $5.4 million tax benefit for carry-back deductions relating to the disposal of this business unit. Similarly, in 2003, Ventiv recorded an estimated $4.4 million tax benefit relating to the disposal of its France-based contract sales business unit.

EPS: our net earnings decreased by approximately $2.1 million to $5.8 million, from net earnings of $7.9 million in the years ended December 31, 2003 and 2002, respectively. Diluted earnings per share decreased to $0.24 for the year ended December 31, 2003 from earnings of $0.35 for the year ended December 31, 2002. Increased losses from discontinued operations, partially offset by increased revenues and the benefits of cost savings strategies, contributed to the decrease in net earnings, as more fully explained above.

Off-Balance-Sheet Arrangements

As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

At December 31, 2004, Ventiv had $50.8 million of unrestricted cash and equivalents, a decrease of $4.2 million from December 31, 2003, mainly relating to cash payments for 2004 acquisitions offset by increased business in 2004, as discussed previously. For the year ended December 31, 2003 compared to the year ended December 31, 2004, cash provided by operations increased by $36.0 million from $14.3 million to $50.3 million. Cash used in investing activities increased from a source of $0.2 million in the year ended December 31, 2003 to a use of $44.7 million in the year ended December 31, 2004. Cash used in financing activities increased by $2.3 million from $6.6 million to $8.8 million over the same comparative periods.

Cash provided by operations was $50.3 million and $14.3 million in the year ended December 31, 2004 and 2003, respectively. This increase was, in large part, due to increased revenues during the year ended December 31, 2004 when compared to the same period in 2003. As discussed previously, many new contracts were initiated in 2004 and generated cash predominantly during the second and third quarters of 2004. In addition, operational cash flow increased due to the billing and collection of certain payments due under various contracts.

Cash used in investing activities was $44.7 million for the year ended December 31, 2004 compared to a source of $0.2 million in the same period during 2003. In June 2004, Ventiv acquired the net assets of Franklin for $7.7 million in cash, including acquisition costs. In October 2004, Ventiv acquired the net assets of Smith Hanley for $32.9 million in cash, including acquisition costs and net of cash acquired. In November 2004, Ventiv acquired the net assets of HHI for $4.3 million in cash, including acquisition costs and net of cash acquired. There were approximately $0.9 million of 2004 acquisition costs that were not paid until 2005, but accrued in 2004. These outflows were partially offset by $3.8 million of proceeds from manufacturers’ rebates received on leased vehicles. Ventiv received higher rebates in 2004 than 2003 because of the increased vehicles used from additional sales representatives employed. During the year ended December 31, 2004 and 2003, Ventiv received approximately $2.1 and $1.3 million, respectively, in proceeds contingent on earnings from its previously-divested business units. Investing activities also included capital expenditures of approximately $5.7 million and $3.6 million for the year ended December 31, 2004 and 2003, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts. Finally, Ventiv received $1.1 million from the sale of real estate in Ventiv Commercial Services during the second quarter of 2003.

Cash used in financing activities was $8.8 million and $6.6 million for the years ended December 31, 2004 and 2003, respectively. Ventiv made capital lease payments of $11.0 million and $6.4 million for the year ended December 31, 2004 and 2003, respectively, under the fleet lease agreement in its Ventiv Commercial Services business unit. Increased business in 2004 resulted in additional vehicles leased in 2004 versus 2003. During the year ended 2004, Ventiv received $3.2 million of proceeds from the exercise of stock options versus only $0.6 million during the same period in 2003 due to increased options exercised in 2004 because of the increase in our stock price. Ventiv also has existing letters of credit for insurance on its automobile fleet in its Ventiv Commercial Services business unit. These letters of credit have been fully cash collateralized by Ventiv in the year ended December 31, 2004 and 2003.

On March 29, 2002, we entered into an asset-based lending agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo and Company, providing for a maximum borrowing amount of $50 million. This agreement expires on March 31, 2005. Ventiv did not have any amounts outstanding under the credit facility at December 31, 2004. We will seek to enter into a replacement credit facility and anticipate initiating discussions with lenders over the next several months. We do not believe that the absence of a credit facility during the intervening period will materially impact our liquidity.

A summary of our contractual obligations and commercial commitments as of December 31, 2004 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$39,343	$13,066	$22,548	$3,729	$---
Operating leases	28,247	6,927	12,840	5,700	2,780
Total obligations	$67,590	$19,993	$35,388	$9,429	$2,780

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2004 but will be recorded as incurred.

The acquisition agreements entered into in connection with the Smith Hanley, Franklin and HHI transactions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified profitability targets during 2004 through 2006. The amount due with respect to Smith Hanley for 2004 is expected to be approximately $6.8 million and the amount due with respect to Franklin for 2004 is expected to be approximately $1.7 million. Both amounts were accrued at December 31, 2004. These estimates are subject to review mechanisms set forth in the acquisition agreements and there can be no assurance that our estimates will not be revised materially. There is no provision for an earn-out payment under the HHI acquisition agreement with respect to 2004.

We believe that our cash and equivalents will be sufficient to fund our current operating requirements and planned capital expenditures over the next 12 months and for the foreseeable future. We do not have any material commitments for capital expenditures and did not have any such material commitments as of December 31, 2004.

We plan to focus on internal growth while continuing to consider acquisition and investment opportunities as they arise. Cash provided by operations may not be sufficient to fund all internal growth initiatives that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. We cannot assure you that we will be successful in raising the cash required to complete all acquisition, investment or business opportunities which we may wish to pursue in the future.

Risks Related to Our Business

Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our reports on Forms 10Q and 8-K subsequent to the filing of this Report. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Ventiv, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our revenues are dependent on expenditures by companies in the life sciences industries, and a variety of factors could cause the overall levels of those expenditures to decline.

Our revenues are highly dependent on expenditures by companies in the life sciences industries, particularly the pharmaceutical industry, for promotional, marketing and sales, recruiting, clinical staffing and support and compliance services. Any decline in aggregate demand for these services could negatively affect our business.

•
Promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products. Furthermore, the trend in the life sciences industries toward consolidation, by merger or otherwise, may result in a reduction in overall sales and marketing expenditures and, potentially, a reduction in the overall use of outsourced sales and marketing services providers.

•
Companies may elect to perform promotional, marketing and sales services internally based on industry and company specific factors such as the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products, and competition from other suppliers.

•
Companies may elect to perform clinical tasks internally based on industry and company specific factors such as the rate of new product development and FDA approval of those products, number of clinical professional employed internally in relation to demand for or the need to develop new drug candidates, and competition from other suppliers.

Many of the contracts under which we provide services are subject to termination on short notice, which may make our revenues less predictable.

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 30 to 120 days notice for pharmaceutical sales contracts and 10 to 30 days for temporary staffing, FDA compliance and patient assistance contracts. In addition, many of our pharmaceutical sales contracts provide our clients with the opportunity to internalize the sales forces under contract, with sufficient notice. Although Ventiv has been successful in a number of cases in negotiating longer-term commitments and a non-cancelable initial period for pharmaceutical sales contracts, Ventiv cannot be assured that clients will renew relationships beyond the expiration date of existing contracts in any of its businesses. As a result, we cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect to cancel, convert or not renew their contracts, it could have a material adverse effect on our results of operations.

We may not be successful in managing our infrastructure and resources to support continued growth.

Our ability to grow depends to a significant degree on our ability to successfully leverage our existing infrastructure to perform services for our clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services. Our growth will also depend on a number of other factors, including our ability to maintain the high quality of the services we provide to our customers and to increase our penetration with existing customers; to recruit, motivate and retain qualified personnel; and to economically train existing sales representatives and recruit new sales representatives. We will also be required to implement operational and financial systems and additional management resources to operate efficiently and effectively regardless of market conditions. We cannot assure you that we will be able to manage or expand our operations effectively to address current demand and market conditions. If we are unable to manage our infrastructure and resources effectively, this could materially adversely affect our business, consolidated financial condition and consolidated results of operations.

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

In connection with the handling and distribution of samples of pharmaceutical products, we are subject to regulation by the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations in the U. S. These laws regulate the distribution of drug samples by mandating storage, handling and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value, which AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in these regulations and guidelines or their application could have a material adverse effect on our business. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on Ventiv.

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

We have two customers, individually, that accounted for in excess of 10% of our net revenues for the year ended December 31, 2004, and our largest customer during such year accounted for 16% of net revenues. If any large customer decreases or terminates its relationship with us, our business, results of consolidated operations or consolidated financial condition could be materially adversely affected.

We expect to make future acquisitions, which involve additional risks

Our growth is dependent upon market growth, our ability to enhance our existing service offerings, and our ability to introduce new products on a competitive basis. We have and will continue to address the need to offer additional services through acquisitions of other companies, including the personnel such acquisitions may bring to us. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to issue common stock that would dilute our current shareholders’ percentage ownership; assume liabilities; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or become subject to litigation.

Mergers and acquisitions of new businesses are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2004, 2003, and 2002.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Condensed Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. Ventiv does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on our consolidated financial position or consolidated results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity'' (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Our initial adoption did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not have material market risk exposure from changes in market interest rates. We do not currently engage in hedging or other market risk management strategies.

Long-Term Debt Exposure

At December 31, 2004, Ventiv had no debt outstanding under its line of credit. See Liquidity and Capital Resources section for further detail on Ventiv’s available line of credit. If Ventiv utilizes a line of credit in the future, it may incur variable interest expense with respect to any future outstanding loans.

Foreign Currency Exchange Rate Exposure

Ventiv is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of Ventiv’s European business units. At December 31, 2004, the accumulated other comprehensive earnings was approximately $0.3 million.

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT

Management's Report on Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and consolidated cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
• provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excludes the Franklin, Smith Hanley and HHI businesses we acquired in 2004 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The financial statements of these acquired businesses constitute 10% and 31% of revenues and total assets, respectively, of the consolidated financial statement amounts as of and for the year ending December 31, 2004. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Ventiv Health, Inc.

We have audited the accompanying consolidated balance sheet of Ventiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included under the caption Management's Report on Internal Control Over Financial Reporting, that Ventiv maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits. As described in Report of Management, management excluded from their assessment the internal control over financial reporting at Franklin, Smith Hanley and HHI, which were acquired in June, October and November 2004, respectively, and whose financial statements constitute 10% and 31% of revenues and total assets, respectively, of the consolidated financial statement amounts as of and for the year ending December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Franklin, Smith Hanley and HHI.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventiv Health, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, NJ
March 31, 2005

VENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and equivalents	$50,809	$54,970
Restricted cash	2,488	1,672
Accounts receivable, net of allowances for doubtful accounts of $1,980 and $2,019 at
December 31, 2004 and 2003, respectively	56,534	41,836
Unbilled services	36,130	21,347
Prepaid expenses and other current assets	2,755	1,146
Current deferred tax assets	8,226	1,660
Total current assets	156,942	122,631

Property and equipment, net	40,226	31,457
Goodwill	64,823	20,638
Other intangibles, net	21,370	85
Deferred tax assets	3,583	5,438
Deposits and other assets	508	459
Total assets	$287,452	$180,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$12,004	$8,100
Accrued payroll, accounts payable and accrued expenses	56,076	32,105
Current income tax liabilities	12,113	9,165
Client advances and unearned revenue.	9,184	4,859
Total current liabilities	89,377	54,229

Capital lease obligations	24,898	18,488
Other non-current liabilities	733	266
Total liabilities	115,008	72,983

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2004 and 2003, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 25,705,012 and 23,094,503
Shares issued and outstanding at December 31, 2004 and 2003, respectively	26	23
Additional paid-in-capital	193,061	159,359
Deferred compensation	(420)	(85)
Accumulated other comprehensive earnings	320	103
Accumulated deficit	(20,543)	(51,675)
Total stockholders’ equity	172,444	107,725

Total liabilities and stockholders’ equity	$287,452	$180,708

The accompanying notes are an integral part of these consolidated financial statements.

                                                VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$352,184	$224,453	$215,387
Operating expenses:
Cost of services	279,733	182,658	178,901
Selling, general and administrative expenses	38,539	26,223	27,397
Restructuring	(264)	--	--
Gain on sale of real estate	--	(392)	--
Total operating expenses	318,008	208,489	206,298
Operating earnings	34,176	15,964	9,089
Interest expense	(922)	(549)	(1,576)
Interest income	678	413	456
Earnings from continuing operations before income taxes	33,932	15,828	7,969
Income tax provision	(3,802)	(5,933)	(3,028)
Earnings from continuing operations	30,130	9,895	4,941

Earnings (losses) from discontinued operations:
Losses from discontinued operations, net of tax expense of $--, $63 and $159 for the years ended December 31 2004, 2003 and 2002, respectively	--	(4,092)	(4,772)
Gains (losses) on disposals of discontinued operations, net of tax (expense)benefit of ($547), $2,056 and $2,585 for the years ended December 31 2004, 2003 and 2002, respectively	1,002	(4,406)	2,323
Tax benefit related to the disposal of a discontinued operation	--	4,379	5,400
Earnings (losses) from discontinued operations	1,002	(4,119)	2,951

Net earnings	$31,132	$5,776	$7,892

Earnings (losses) per share:
Continuing operations:
Basic	$1.26	$0.43	$0.22
Diluted	$1.18	$0.42	$0.22
Discontinued operations:
Basic	$0.04	$(0.18)	$0.13
Diluted	$0.04	$(0.18)	$0.13
Net earnings:
Basic	$1.30	$0.25	$0.35
Diluted	$1.22	$0.24	$0.35
Weighted average common shares outstanding:
Basic	23,951	22,919	22,842
Diluted	25,437	23,801	22,857

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2004, 2003 and 2002
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Deferred Compen- Sation	Compre-hensive Income (Loses)	Accumulated Other Comprehen-sive Earnings (Losses)	Total
Balance at January 1, 2002	$23	$157,864	$(65,343)	$(1,275)		$(4,063)	$87,206
Net earnings	--	--	7,892	--	$7,892	--	7,892
Foreign currency translation Adjustments	--	--	--	--	4,712	4,712	4,712
Write-off of currency translation adjustments from divestitures					(4,937)	(4,937)	(4,937)
Taxes payable from vesting of restricted stock		(166)					(166)
					$7,667
Cancellation of restricted shares	--	(300)	--	300		--	--
Vesting of restricted shares	--	--	--	518		--	518
Issuance of stock options to employees	--	12	--	--		--	12
Write-off of officer loan to purchase common stocks	--	500	--	--		--	500
Other	--	709	--	--		--	709
Balance at December 31, 2002	23	158,619	(57,451)	(457)		(4,288)	96,446
Net earnings	--	--	5,776	--	$5,776	--	5,776
Foreign currency translation Adjustment	--	--	--	--	(1,913)	(1,913)	(1,913)
Write-off of currency translation adjustments from divestitures	--	--	--	--	6,304	6,304	6,304
					$10,167
Vesting of restricted shares	--	--	--	397		--	397
Exercise of stock options	--	555	--	--		--	555
Issuance of restricted shares	--	85	--	(85)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	345	--	--		--	345

Executive share surrender	--	(185)	--	--		--	(185)
Other	--	(60)	--	60		--	--
Balance at December 31, 2003	23	159,359	(51,675)	(85)		103	107,725
Net earnings	--	--	31,132	--	$31,132	--	31,132
Foreign currency translation Adjustment	--	--	--	--	217	217	217
					$31,349
Vesting of restricted shares	--	--	--	64		--	64
Compensation expense	--	74	--	--		--	74
Exercise of stock options	2	3,196	--	--		--	3,198
Issuance of restricted shares	--	399	--	(399)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	4,493	--	--		--	4,493
Issuance of shares in connection with acquisitions	1	25,540	--	--		--	25,541
Balance at December 31, 2004	$26	$193,061	$(20,543)	$(420)		$320	$172,444

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$31,132	$5,776	$7,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Earnings) losses from discontinued operations	(1,002)	4,119	(2,951)
Depreciation	15,602	9,485	9,585
Amortization	306	19	47
Deferred taxes	(4,711)	2,316	1,750
Gain on sale of real estate	--	(392)	--
Write off of deferred financing costs	--	--	314
Stock compensation expense	138	397	518
Tax benefit (expense) from stock option exercises and vesting of restricted shares	4,493	345	(166)
Write-off of officer note receivable	--	--	500
Estimated future losses on contracts	--	--	(2,400)
Executive share surrender.	--	(185)	--
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash.	184	810	(669)
Accounts receivable, net	(1,186)	(13,140)	9,785
Unbilled services.	(9,522)	(6,800)	27,933
Prepaid expenses and other current assets	(1,208)	280	447
Accrued payroll, accounts payable and accrued expenses	8,413	3,926	(4,343)
Current income tax liabilities	2,948	5,886	(2,253)
Client advances and unearned revenue	4,286	1,134	(12,704)
Other	397	341	63
Net cash provided by operating activities	50,270	14,317	33,348

Cash flows from investing activities:
Acquisitions, net of cash acquired	(44,943)	--	--
Proceeds from disposals of discontinued operations	2,141	1,280	17,870
Purchases of property and equipment	(5,697)	(3,642)	(3,966)
Proceeds from manufacturers rebates on leased vehicles	3,799	1,478	111
Proceeds from sale of real estate	--	1,099	--
Net cash (used in) provided by investing activities	(44,700)	215	14,015

Cash flows from financing activities:
Repayments on line of credit	--	--	(35,000)
Repayments of capital lease obligations	(11,021)	(6,354)	(7,274)
Fees to establish line of credit	--	--	(610)
Collateralization of obligations under the letter of credit	(1,000)	(788)	--
Proceeds from exercise of stock options	3,198	555	--
Net cash used in financing activities	(8,823)	(6,587)	(42,884)

Net cash (used in) provided by discontinued operations	(1,125)	2,879	6,378
Effect of exchange rate changes	217	(1,913)	(225)

Net (decrease) increase in cash and equivalents	(4,161)	8,911	10,632
Cash and equivalents, beginning of year	54,970	46,059	35,427
Cash and equivalents, end of year	$50,809	$54,970	$46,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$857	$352	$1,312
Cash paid for income taxes	$1,641	$462	$564
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$16,581	$19,463	$7,099
Stock issuance related to acquisitions	$25,541	--	--

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Organization and Business:

Ventiv Health Inc. (together with its subsidiaries, “Ventiv” or the “Company”) is a leading provider of outsourced clinical, sales, marketing and compliance solutions for the pharmaceutical, biotechnology and life sciences industries. Ventiv offers a broad range of integrated and stand alone services, in a context of consultative partnership that identifies strategic goals and applies targeted, tailored solutions.

The portfolio of offerings includes:
•	integrated sales force recruitment, training and management;
•	stand alone sales force recruitment, training, systems automation and regulatory compliance services;
•	product, sample and literature fulfillment;
•	telemarketing and other marketing support;
•	product/brand management;
•	brand/portfolio analytics and forecasting;
•	market research and intelligence;
•	strategic and tactical planning;
•	clinical staffing and recruiting
•	permanent placement; and
•	clinical data management and statistical analysis.

Ventiv's Business Units

The Company currently operates primarily through three business units, which correspond to its reporting segments for 2004:

•
Ventiv Commercial Services, formerly known as Ventiv Pharma Services and previous to that as Ventiv Health Sales and Marketing, which includes the Company’s outsourced sales and marketing teams, compliance and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area;

•	Ventiv Analytic Services, comprising Health Products Research ("HPR"), which provides planning and analytics services; and
•
Ventiv Clinical Services, which consists of the newly acquired businesses of Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to recruitment, clinical staffing, and data collection and management.

The Company’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. The Company currently conducts our continuing operations in the United States, serving U.S. companies and domestic affiliates of foreign corporations.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Ventiv and its wholly owned subsidiaries. Ventiv's continuing operations consist primarily of three business units: Ventiv Commercial Services, Ventiv Analytic Services (through Ventiv’s HPR subsidiary), and Ventiv Clinical Services. In 2005, Ventiv plans to incorporate the Ventiv Analytic Services group within the Ventiv Commercial Services group assuming certain criteria are met. All significant intercompany transactions have been eliminated in consolidation.  Certain balances on the consolidated financial statements have been reclassified to conform to current classifications.

Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have original maturities of three months or less. Approximately $2.5 million and $1.7 million were held in escrow on behalf of clients and included in restricted cash at December 31, 2004 and 2003, respectively.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

Ventiv Commercial Services
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

Revenues are recognized on product Ventiv Pharma Teams contracts as services are performed. Most Ventiv Pharma Teams contracts involve two phases, a “deployment phase”, typically three months, in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which the deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

Most Ventiv Pharma Teams contracts specify a separate fee for the initial “deployment phase” of a project. The Company considers the deployment phase to be a separate and distinct earnings process and recognizes the related revenues throughout the deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract. The Company recognizes revenue during the “promotion phase” of Ventiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force.

Many of the product detailing contracts allow for additional periodic incentive fees to be earned once agreed upon performance benchmarks have been attained. Revenue earned from incentive fees is recognized when the Company is reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

The Company periodically analyzes detailing contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product or field force performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, loss is accrued at the time it becomes probable.

Non-refundable conversion fees are earned and recognized as revenue when a sales professional accepts a firm offer of permanent employment from a customer during the term of a contract.

Reimbursable costs including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized.

The Company provides services to many of its most significant clients under contracts that their clients may cancel, typically on 30 to 120 days notice. In addition, many of the Ventiv Pharma Teams contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Although Ventiv Pharma Teams have been successful in a number of cases in negotiating longer-term commitments and an initial non-cancelable contract period, the Company cannot be assured that clients will renew relationships beyond the expiration date of existing contracts. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

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

Ventiv Analytic Services

Revenues for HPR generally include fixed fees, which are recognized when monthly services are performed based on percentage of completion and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

   Ventiv Clinical Services

Revenues for Smith Hanley consist mainly of permanent placement and temporary service fees. The Company generally records permanent placement services revenue at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant. The Company records revenue from temporary personnel services, outsourcing and outplacement when services are rendered. Revenue earned but not yet billed as of the end of an accounting period is accrued. The Company believes that we have adequate reserves for any potential write-offs or adjustments.

    Receivables

Receivables consist of amounts billed and currently due from customers and unbilled amounts which have been earned but not yet billed. With the exception of amounts relating to certain contracts with pre-determined billing intervals, all amounts that are unbilled at the end of each monthly period are billed during the immediately succeeding monthly period.

Property and Equipment

Property and equipment is stated at cost. Ventiv depreciates furniture, fixtures and office equipment on a straight-line basis over three to seven years; computer equipment over two to five years and buildings up to thirty nine years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements. Ventiv amortizes the cost of vehicles under capital leases on a straight-line basis over the term of the lease.

 Goodwill and Other Intangible Assets

With the acquisition of Smith Hanley and other businesses the Company has acquired, material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. Goodwill is tested at least annually for impairment. We performed annual impairment tests in 2004 and concluded that the existing goodwill balances were not impaired. As of December 31, 2004, goodwill of approximately $64.8 million and other intangibles (net) of $21.4 million were recorded in the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes accounting standards for the impairment of long-lived assets. Ventiv reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Claims and Insurance Accruals

The Company maintains self-insured retention limits for certain insurance policies. The liabilities associated with the risk retained by Ventiv are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of Ventiv differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (“EPS”)

Basic net earnings per share excludes the effect of potentially dilutive securities and is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings per share when their inclusion would be antidilutive. A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Earnings from continuing operations	$30,130	$9,895	$4,941
Weighted average number of common shares outstanding	23,951	22,919	22,842
Basic EPS from continuing operations	$1.26	$0.43	$0.22

Diluted EPS from Continuing Operations Computation
Earnings from continuing operations	$30,130	$9,895	$4,941
Adjustments	--	--	--
Adjusted earnings from continuing operations	$30,130	$9,895	$4,941

Weighted average number of common shares outstanding	23,951	22,919	22,842
Stock options (1)	1,482	882	15
Restricted awards	4	--	--
Total diluted common shares outstanding	25,437	23,801	22,857

Diluted EPS from continuing operations	$1.18	$0.42	$0.22

(1) For the years ended December 31, 2004, December 31, 2003 and December 31, 2002, 377,121 shares, 1,600,648 shares and 2,135,452 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

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

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  Estimates are used in determining items such as reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax valuation, and amounts recorded for contingencies and other reserves.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  Ventiv is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on results of operations or financial condition.

Fair Value of Financial Instruments

The carrying amount of Ventiv’s cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject Ventiv to concentration of credit risk consist of accounts receivable and unbilled services. Ventiv places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments. Ventiv is subject to credit exposure to the extent Ventiv maintains cash balances at one institution in excess of the Federal Depository Insurance Company limit of $100,000. Ventiv's receivables are concentrated with its major pharmaceutical clients. Ventiv does not require collateral or other security to support clients' receivables.

Accounting for Stock Options

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Ventiv had adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. Ventiv accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, (“APB No. 25”)" and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

The following table illustrates the effect on net earnings and net earnings per share if Ventiv had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net earnings, as reported	$31,132	$5,776	$7,892
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(2,637)	(1,395)	(2,245)
Pro forma net earnings	$28,495	$4,381	$5,647
Net earnings per share attributable to common shareholders:
As reported: Basic	$1.30	$0.25	$0.35
As reported: Diluted	$1.22	$0.24	$0.35
Pro forma: Basic	$1.19	$0.19	$0.25
Pro forma: Diluted	$1.12	$0.18	$0.25

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) (“FIN 46R”). In addition to conforming to previously issued FASB Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. Ventiv does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on the Company’s consolidated financial position or consolidated results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, ''Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity'' (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of this statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company’s initial adoption did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

3. Acquisitions:

In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. The amount due with respect to Franklin for 2004 is expected to be approximately $1.7 million, which the company accrued at December 31, 2004, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. Franklin’s financial results are reported in the Ventiv Commercial Services segment from the acquisition date through December 31, 2004 in the accompanying consolidated financial statements.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Ventiv Clinical Services’ performance measurements in 2004 and 2005. The amount due with respect to Smith Hanley for 2004 is expected to be approximately $6.8 million, which the company accrued at December 31, 2004, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The value of the 1.3 million common shares issued as a result of the acquisition was determined based on the average market price of Ventiv’s common shares over the two-day period before and after the terms of the acquisition were agreed to and announced. The results of Smith Hanley have been reflected in Ventiv Clinical Services in Ventiv’s consolidated financial statements from the acquisition date to December 31, 2004.

In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services in Ventiv’s consolidated financial statements from the acquisition date to December 31, 2004.

A summary of the purchase price consideration for the acquisitions is as follows:
Purchase price consideration	Franklin	Smith Hanley	HHI
Cash *	$7,705	$31,582	$5,431
Stock	3,580	21,215	746
Contingent consideration	1,672	6,832	--
Total	$12,957	$59,629	$6,177
* - including direct acquisition costs and other post-closing adjustments

The following represents the allocation of the purchase price to the acquired assets of Franklin, Smith Hanley and HHI. The allocations are based upon the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition date.

Allocation of purchase price	Franklin	Smith Hanley	HHI
Current assets	$3,165	$13,859	$1,005
Property and equipment, and other noncurrent assets	432	670	48
Goodwill	7,714	32,757	3,752
Identifiable intangible assets	2,557	17,400	1,610
Liabilities assumed	(911)	(5,057)	(238)
Total	$12,957	$59,629	6,177

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. Goodwill and other intangible assets are more fully described in Footnote 7.

The following table provides unaudited pro forma results of operations for the periods noted below, as if the 2004 acquisitions had been made at the beginning of each period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at that time.

	2004	2003
Revenues	$435,199	$308,902
Earnings from continuing operations (a)	37,280	13,174
Net income (a)	38,282	9,055
Earnings per share (a):
Basic	$1.52	$0.37
Diluted	$1.44	$0.36

(a) Ventiv’s effective tax rate decreased substantially from 2003 to 2004 due to tax benefits and other tax adjustments recorded. See footnote 15 for further details. The adjusted tax rate has been utilized in the pro forma calculations.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Significant Clients:

During the year ended December 31, 2004, two clients accounted for approximately 16% and 14%, individually, of Ventiv's total revenues spread across the Ventiv Commercial Services and Ventiv Analytic Services segments. For the year ended December 31, 2003, two clients, accounted for 23% and 18%, individually, of Ventiv's total revenues. During 2002, three clients accounted for approximately 25%, 12% and 11% of the total revenue for the year ended December 31, 2002, of Ventiv’s total revenues.

Ventiv had one client at December 31, 2004 that accounted for 18% of billed account receivables spread across all three operating segments. At December 31, 2003, Ventiv had three clients, who comprised 22%, 18% and 12%of billed account receivables, individually. Ventiv had three clients at December 31, 2004 that accounted for 29%, 19% and 14%, individually, of unbilled receivables spread across all three operating segments. At December 31, 2003, Ventiv had three clients, which comprised 28%, 22% and 18%, individually, of unbilled receivables.

5. Restricted Cash:

    In January 2004, Ventiv pledged $1.0 million of cash as collateral on an outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Commercial Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2004.

In March 2003, Ventiv pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to a fleet leasing arrangement for the Ventiv Commercial Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2004 and December 31, 2003.

Ventiv often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, Ventiv considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.7 million and $0.9 million held in escrow on behalf of clients and was included in restricted cash at December 31, 2004 and 2003, respectively.

6. Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
	2004	2003
	(in thousands)
Land	$---	$---
Buildings and leasehold improvements	2,973	1,978
Computer equipment and software	16,896	13,826
Vehicles	44,397	31,715
Furniture and fixtures	3,600	3,784
	$67,866	$51,303
Accumulated depreciation	(27,640)	(19,846)
	$40,226	$31,457

The vehicles have been recorded under the provisions of a capital lease. Ventiv's Commercial Services segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation expense of property and equipment totaled $15.6 million, $9.5 million, and $9.6 million in 2004, 2003 and 2002, respectively. In 2004, 2003, and 2002 Ventiv recorded $11.0 million, $5.7 million and $5.9 million of depreciation, respectively, on vehicles under capital lease.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

	December 31,
(in thousands)	2004	2003
Ventiv Commercial Services	$28,314	$20,638	(1)
Ventiv Clinical Services	36,509	--	(1)
Total	$64,823	$20,638

(1) The changes in goodwill arose from 2004 acquisitions (see Note 3 for further details) and includes a reclassification adjustment to other intangible assets in Ventiv Commercial Services.

Other intangible assets consist of the following:

	December 31, 2004			December 31, 2003
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (1)	$7,567	$(282)	$7,285	$--	$--	$--
Noncompete agreement (1)	240	(5)	235	--	--	--
Other (2)	260	(170)	90	236	(151)	85
Total definite-life intangibles	8,067	(457)	7,610	236	(151)	85
Tradename (1)	13,760	--	13,760	--	--	--
Total other intangibles	$21,827	$(457)	$21,370	$236	$(151)	$85

(1)	The changes in other intangible assets arose from 2004 acquisitions (see Note 3 for further details).
(2)	Includes a reclassification adjustment from goodwill.

The 2004 business combinations discussed in footnote 3 above resulted in approximately $44.2 million of goodwill (all of which is expected to be deductible for tax purposes) and the following intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$13,760	Indefinite
Customer relationships	7,567	7.8 years
Noncompete agreement	240	4.0 years
Total	$21,567

Amortization expense, based on intangibles subject to amortization held at December 31, 2004, is expected $1.2 million annually from 2005 through 2007, $1.1 million in 2008 and $0.7 million in 2009.

8. Debt:

On March 29, 2002, we entered into an asset-based lending agreement with Foothill Capital Corporation, a wholly owned subsidiary of Wells Fargo and Company, providing for a maximum borrowing amount of $50 million, This agreement expires on March 31, 2005. Ventiv did not have any amounts outstanding under the credit facility at December 31, 2004. The Company will seek to enter into a replacement credit facility and anticipate initiating discussions with lenders over the next several months. The Company do not believe that the absence of a credit facility during the intervening period will materially impact liquidity.

9. Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003
	(in thousands)
Accrued payroll and related employee benefits	$21,869	$18,054
Accounts payable	2,901	560
Accrued insurance	4,899	1,287
Accrued commissions	3,377	--
Accrued meeting fees	1,721	1,648
Contingent consideration from acquisitions	8,504	--
Accrued expenses	12,805	10,556
	$56,076	$32,105

10. Leases:
Ventiv leases certain facilities, office equipment and other assets under non-cancelable operating leases. The Company’s operating leases are generally expensed on a straight-line basis and may include certain renewal options and escalation clauses.

The following is a schedule of future minimum lease payments for these operating leases at December 31, 2004 (in thousands):

Years Ending December 31,
2005	$6,927
2006	6,770
2007	6,070
2008	4,100
2009	1,600
Thereafter	2,780
Total minimum lease payments	$28,247

Rental expense charged to operations was approximately $2.5 million, $2.6 million, and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. In February 2003, Ventiv started to receive sublease payments for one of its facilities, which was formerly occupied by one of its divested units. In 2004 and 2003, approximately $0.9 million and $0.7 million, respectively, of sublease income was received and offset against the obligation. Ventiv expects to collect for years ending December 31, 2005, 2006 and 2007, approximately $0.9 million, $1.5 million, and $1.5 million, respectively, under the sublease agreement, and an additional $0.4 million through the contract expiration in March 2008.

Ventiv also has commitments under capital leases. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2004 (in thousands):

U.S. Fleet Leases (a)
Years Ending December 31,
2005	$13,066
2006	12,285
2007	10,263
2008	3,728
2009	1
Total minimum lease payments	39,343
Amount representing interest and anagement fees	(2,441)
36,902
Current portion	(12,004)
Non-current lease obligations	$24,898

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2004 but will be recorded as incurred.

11. Commitments and Contingencies:

Ventiv is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against Ventiv. In the opinion of management and based on the advice of legal counsel, all matters outstanding as of December 31, 2004 are without merit or are of such a nature, or involve amounts that as would not have a material effect on the consolidated financial position or consolidated results of operations of Ventiv if disposed of unfavorably.

12. Common Stock and Stock Incentive Plans:

As amended June 16, 2004, Ventiv’s 1999 Stock Incentive Plan (“Stock Plan”) authorizes Ventiv to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of Ventiv common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 7.2 million shares, which was increased from 4.8 million shares in June 2004 as approved by a majority shareholder vote.

The exercise price of Ventiv options granted under the Stock Plan may not be less than 100% of the fair market value per share of Ventiv common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of Ventiv's Board of Directors.

A summary of the option activity within the Stock Plan, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding options at January 1, 2002	3,316	$7.92
Granted	3,238	2.62
Exercised	--	--
Forfeited or expired	(2,662)	8.04
Outstanding options at December 31, 2002	3,892	$3.43
Granted	371	6.75
Exercised	(181)	3.08
Forfeited or expired	(218)	3.61
Outstanding options at December 31, 2003	3,864	$3.76
Granted	1,467	16.51
Exercised	(1,059)	3.02
Forfeited or expired	(64)	3.63
Outstanding options at December 31, 2004	4,208	$8.39
Exercisable at:
December 31, 2002	1,277	$4.80

December 31, 2003	1,987	$4.24

December 31, 2004	1,681	$4.64

Ventiv’s options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

(options below are presented in thousands)

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.19	To	$1.19	8	$1.19	7.77	--	$0.00
$1.48	To	$1.66	1,079	$1.66	7.94	501	$1.66
$1.68	To	$3.42	215	$2.42	7.32	41	$2.50
$4.00	To	$4.00	713	$4.00	7.92	597	$4.00
$4.11	To	$8.45	661	$8.08	6.20	478	$8.05
$8.81	To	$15.48	181	$11.77	8.15	60	$9.29
$15.96	To	$15.96	500	$15.96	7.33	--	$0.00
$16.86	To	$17.25	616	$17.05	9.78	4	$16.86
$17.57	To	$20.12	235	$17.87	9.62	--	$0.00
			4,208			1,681

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	2004	2003	2002
Expected life of option	4.42 yrs	4.00 yrs	4.00 yrs
Risk-free interest rate	3.52%	3.06%	3.03%
Expected volatility	87.30%	94.51%	100.00%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average option fair value at date of grant was $10.95, $4.54 and $1.83 at December 31, 2004, 2003 and 2002, respectively.

During 1999, Ventiv granted 831,502 shares of restricted stock to certain key employees, of which 269,608 of the shares vested upon grant with the remaining shares of restricted stock vesting ratably over the four years following the grant date and currently fully vested. During 2004 and 2003, Ventiv issued 23,122 shares and 10,000 shares of restricted stock, respectively, which vest, on a over a period of two to three years.

A summary of the restricted shares activity within the Stock Plan is as follows:

Restricted Stock
Number of Shares
(in thousands)
January 1, 2002	659
Granted	--
Cancelled	(33)
December 31, 2002 (559 shares vested)	626
Granted	10
Cancelled	--
December 31, 2003 (626 shares vested)	636
Granted	23
Cancelled	--
December 31, 2004 (631 shares vested)	659

During 2004, 2003 and 2002, Ventiv recognized compensation expense related to the vesting of restricted shares of $0.1 million, $0.4 million and $0.5 million, respectively.

On May 2, 2002, Ventiv initiated an exchange offer, which provided Ventiv employees with the opportunity to exchange their Ventiv employee stock options, on a grant by grant basis, for new Ventiv stock options with an exercise price of the greater of the market price on December 2, 2002 or $4.00 per share. The exchange offer expired on May 31, 2002 and the new options were issued to participants on December 2, 2002. The new options were issued with one of the following two vesting schedules (determined, on a grant by grant basis, to result in the greatest remaining period of time between the issuance of the new options and the completion of the vesting schedule): (1) a vesting schedule identical to the vesting schedule for the cancelled options without taking into account the period between the expiration of the exchange offer and the issuance of the new options and (2) a two year vesting schedule beginning on the date of issuance of the new options. Employee stock options exercisable for 1,067,529 shares of Ventiv stock at a weighted average exercise price of $8.75 were exchanged pursuant to the exchange offer.

13. Benefit Plans:

Ventiv and certain of its subsidiaries maintain a defined contribution benefit plans. Costs incurred by Ventiv related to this plan amounted to approximately $0.7 million, $0.5 million, and $0.6 million for 2004, 2003 and 2002, respectively.

On November 22, 2004, Ventiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by Ventiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals have been initiated in 2005.

14. Restructuring Charges:

During 2001, Ventiv completed an evaluation of the operations of certain U.S. based operations. As a result of this evaluation, Ventiv adopted a plan of restructuring and recorded a charge of approximately $2.0 million, which included provisions for the severance of 23 people and costs to reduce the size of the Somerset, NJ and New York, NY administrative offices. Ventiv expects that the remaining amounts will be utilized through the end of the NJ office lease term, which expires in 2008.

In May 2004, Ventiv’s Ventiv Commercial Services segment signed an agreement to release one of its tenants from a sublease in the facility, which is currently under lease in Somerset, New Jersey. Ventiv Commercial Services has decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the integration activities liability account (in thousands):

	Beginning Balance	Additions	Deductions for Amounts Paid	Adjustments	Balance at End of Period
Year Ended December 31, 2004	$302	$--	$(38)	$(264)	$--
Year Ended December 31, 2003	$534	--	(232)	--	$302
Year Ended December 31, 2002	$1,064	$--	$(530)	$--	$534

15. Income Taxes:

Ventiv's income tax provision (benefit) included the following components:

	For the Years Ended
	December 31,
	2004	2003	2002
	(in thousands)
Current:
U.S.—Federal	$7,808	$4,998	$349
U.S.—State and local	1,707	629	189
	$9,515	$5,627	$538
Deferred:
U.S.—Federal	$(5,050)	$284	$2,229
U.S.—State and local	(663)	22	261
	$(5,713)	$306	$2,490

Income tax provision	$3,802	$5,933	$3,028

The provision for taxes on net earnings (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2004	2003	2002
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.7	4.1	5.6
Utilization of net operating losses / other tax benefits	(29.2)	(1.7)	(4.7)
Other permanent differences	0.7	0.1	2.1
Effective tax rate	11.2%	37.5%	38.0%

In 2004, the Company recorded a tax benefit of approximately $7.1 million primarily related to the divestiture and shutdown of certain former subsidiaries. The Company’s tax rate also benefited from $2.0 million of net federal & state tax adjustments and other one-time reversals primarily related to prior period tax contingencies, which are no longer required. Additional tax benefits related to the vesting of restricted stock and the exercise of stock options in the amount of $4.5 million were credited directly to “Additional paid-in-capital” in the Consolidated Balance Sheet and statement of stockholders’ equity.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2004 and 2003, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2004	2003
Current Deferred Assets:	(in thousands)
Accrued expenses	$6,530	$6,686
Net operating loss carryforwards	3,545	--
Other	424	550
Subtotal	10,499	7,236
 Non-Current Deferred Assets:
Deferred Compensation	7	328
Intangible Assets	4,001	4,328
Net operating loss carryforwards	20,048	30
Fixed Assets	11,777	9,513
Other	388	1,314
Subtotal	36,221	15,513
Gross Deferred Assets	46,720	22,749
Current Deferred Liabilities:
Accrued Expenses	(1,301)	(4,449)
Other	(972)	(1,127)
Subtotal	(2,273)	(5,576)

Non-Current Deferred Liabilities:
Property and Equipment	(12,606)	(9,911)
Other	(14)	(164)
Subtotal	(12,620)	(10,075)
Gross Deferred Liabilities	(14,893)	(15,651)

Valuation Allowance	(20,018)	--

Net deferred tax assets	$11,809	$7,098

The increase in Net deferred tax assets was primarily driven by the recognition of a $3.5 million benefit in 2004 related to the expected utilization of tax losses against 2005 income. During 2004, a deferred tax asset in the amount of $23.6 million was established for net operating loss carryforwards primarily related to the divestiture of certain subsidiaries. A valuation allowance of $20 million was established related to net operating loss carryforwards for which the Company has concluded it is more likely than not that these loss carryforwards will not be realized in future periods. For financial statement purposes, federal net operating loss carryforwards of approximately $62 million exist at December 31, 2004 and will begin to expire in 2022. Management continually assesses whether Ventiv's deferred tax asset position is realizable and has concluded that it is more likely than not that the reported deferred tax asset is realizable at December 31, 2004.

16. Discontinued Operations:

For the year ended December 31, 2004 and 2003, earnings (losses) from discontinued operations, net of taxes, were earnings of $1.0 million and losses of $4.1 million, respectively. The 2004 gains on disposals of discontinued operations of mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based operations, as more fully described in Recent Business Developments, offset by increased expenses in our facility remaining from our previously-divested Communications business unit.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the year ended December 31, 2003, operating losses of $4.1 million mainly consisted of the results of our France-based operations. In addition, Ventiv incurred approximately $4.4 million of losses related to the disposals of the units described in Recent Business Developments, consisting of the following: the Company wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based business unit; the Company incurred approximately $1.2 million of expenses, comprised primarily of legal and severance fees associated with the sale of its France and UK-based business units, and adjustments of residual balances in entities divested; the Company recorded a loss of $0.6 million on the sale of the assets and business of its Hungary-based contract sales business unit; these adjustments were offset in 2003 by contingent consideration of approximately $0.5 million recognized pursuant to divestiture agreements on the sale of our Germany and Hungary-based contract sales business units; as a result of these adjustments, there were approximately $2.0 million of tax benefits recorded in 2003.

Finally, in connection with the completion of the divestiture of its France-based contract sales business unit in 2003, the Company recorded an estimated $4.4 million tax benefit relating to the disposal of this business unit.

17. Related Parties:

In September 1999 Ventiv’s Chief Executive Officer borrowed $0.5 million on a non-recourse basis from Ventiv exclusively for the purchase of 45,000 shares of Ventiv’s common stock, subject to the terms of a promissory note, dated September 30, 1999 and payable on September 30, 2003. In December 2002, Ventiv forgave the loan and the executive returned the shares to Ventiv in 2003, pursuant to the terms of the promissory note executed between Ventiv and the officer. These shares were immediately canceled. As a result, Ventiv recorded a net charge of $0.3 million to compensation expense in 2003 in conjunction with the forgiveness of this loan.

18. Segment Information:

Ventiv currently operates under three segments: Ventiv Commercial Services (formerly known as Ventiv Pharma Services and previous to that as Ventiv Health Sales and Marketing), Ventiv Analytic Services (operated through Ventiv’s wholly-owned subsidiary, Health Products Research, Inc. (HPR)), Ventiv Clinical Services (through the recently acquired Smith Hanley group of companies, including HHI), and our non-operating reportable segment, “Other”. These segments were determined based on the nature and similarity of the services provided by the various divisions.

Ventiv's reportable segments are:

•
Ventiv Commercial Services, which includes our outsourced sales and marketing teams, compliance and patient assistance businesses, marketing support services, professional development and training, and recruitment in the commercial services area;

•	Ventiv Analytic Services, which provides planning and analytics services; and
•	Ventiv Clinical Services, which provide recruitment, clinical staffing and data collection and management.
•	Other, which encompasses the activities of the corporate management group.

For the year ended December 31, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Analytic Services	Ventiv Clinical Services	Other	Total
Revenues*	$300,170	$30,326	$21,688	$--	$352,184
Depreciation and amortization	14,995	618	219	76	15,908
Restructuring	249	--	--	15	264
Interest expense	627	--	--	295	922
Interest income	34	17	5	622	678
Segment income (loss)	$33,654	$7,219	$1,709	$(8,650)	$33,932
*  Revenues are disclosed net of intercompany eliminations.
For the year ended December 31, 2003 (in thousands):

	Ventiv Commercial Services	Ventiv Analytic Services	Ventiv Clinical Services	Other	Total
Revenues*	$194,547	$29,906	$--	$--	$224,453
Depreciation and amortization	8,516	817	--	171	9,504
Gain on sale of real estate	392	--	--	--	392
Interest expense	279	--	--	270	549
Interest income	--	13	--	400	413
Segment income (loss)	$14,946	$6,267	$--	$(5,385)	$15,828
*  Revenues are disclosed net of intercompany eliminations.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2002 (in thousands):

	Ventiv Commercial Services	Ventiv Analytic Services	Ventiv Clinical Services	Other	Total
Revenues*	$188,978	$25,677	$--	$732	$215,387
Depreciation and amortization	8,643	785	--	204	9,632
Interest expense	377	--	--	1,199	1,576
Interest income	--	--	--	456	456
Segment income (loss)	$14,693	$3,906	$--	$(10,630)	$7,969
              *  Revenues are disclosed net of intercompany eliminations.

(in thousands)	December 31,
	2004	2003
Total Assets:
Ventiv Commercial Services	$168,573	$106,887
Ventiv Analytic Services	33,040	29,465
Ventiv Clinical Services	73,970	--
Other*	11,869	44,356
Total assets	$287,452	$180,708
              *  Shown net of intercompany adjustments.
Ventiv's continuing operations are exclusively in the United States.

VENTIV HEALTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for Ventiv for 2004 and 2003.

	2004 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$70,661	$75,221	$88,853	$117,449	$352,184
Gross profit	14,350	14,924	16,831	26,346	72,451
Earnings from continuing operations	4,948	4,855	5,087	15,240	30,130
Earnings (losses) from discontinued operations	155	1,754	223	(1,130)	1,002
Net earnings	5,103	6,609	5,310	14,110	31,132
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.22	$0.21	$0.21	$0.60	$1.26
Diluted	$0.20	$0.19	$0.20	$0.57	$1.18
Discontinued operations:
Basic	$--	$0.07	$0.01	$(0.04)	$0.04
Diluted	$0.01	$0.07	$0.01	$(0.05)	$0.04
Net earnings:
Basic	$0.22	$0.28	$0.22	0.56	$1.30
Diluted	$0.21	$0.26	$0.21	0.52	$1.22

	2003 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$43,654	$46,239	$59,291	$75,269	$224,453
Gross profit	5,798	8,255	11,323	16,419	41,795
Earnings from continuing operations	224	1,753	2,960	4,958	9,895
Earnings (losses) from discontinued operations	(1,396)	(3,585)	(6,078)	6,940	(4,119)
Net earnings (losses)	(1,172)	(1,832)	(3,118)	11,898	5,776
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.01	$0.08	$0.13	$0.22	$0.43
Diluted	$0.01	$0.07	$0.12	$0.20	$0.42
Discontinued operations:
Basic	$(0.06)	$(0.16)	$(0.27)	$0.30	$(0.18)
Diluted	$(0.06)	$(0.15)	$(0.26)	$0.29	$(0.18)
Net earnings (losses):
Basic	$(0.05)	$(0.08)	$(0.14)	$0.52	$0.25
Diluted	$(0.05)	$(0.08)	$(0.14)	$0.49	$0.24

(a)  The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

(b) The above tables have been reclassified as per SFAS No. 144 for the effects of discontinued operations. See Note 16 for a further description.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts (1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2004	$2,019	$643	$141	$823	$1,980
Year ended December 31, 2003	$1,178	$1,790	$--	$949	$2,019
Year ended December 31, 2002	$979	$236	$--	$37	$1,178
(1) Reserves acquired with the acquisition of Franklin and Smith Hanley.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004 our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to Ventiv and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Report on Internal Control over Financial Reporting

See page 28.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding our Directors and Executive Officers and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to our definitive 2004 Proxy Statement, which is expected to be filed not later than 120 days after our fiscal year ended December 31, 2004.
We have adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. Ventiv has made the Code of Business Conduct available on its website at www.ventiv.com. Any future amendments to the Code of Business Conduct and Ethics will also be reflected in this section of the website.

Effective March 10, 2004, Ventiv amended its Insider Trading Policy to, among other things, permit the entry into Rule 10b5-1 trading plans by persons who are otherwise restricted to trading during trading windows specified in the Insider Trading Policy. Certain of our officers subsequently entered into Rule 10b5-1 trading plans, and additional officers or directors may enter into such plans from time to time.

Item 11. Executive Compensation.

The information contained in our Proxy Statement under the section entitled "Executive Compensation" is incorporated herein by reference in response to this item, except that the information contained in the Proxy Statement under the sub-headings of "Compensation Committee Report on Executive Compensation" and "Stockholder Return Performance Graph" is not incorporated herein by reference and is not deemed "filed" as part of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information contained in our Proxy Statement under the section entitled "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions.

The information contained in our Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services.

The information contained in our Proxy Statement under the section entitled "Principal Accounting Fees and Services" is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

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
3.1
Amended and Restated Certificate of Incorporation of Ventiv Health, Inc. (filed as Exhibit 3.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

3.2a	By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *
3.2b	Amendment to By-Laws of Ventiv Health, Inc. adopted May 23, 2003
3.2c	Amendments to By-Laws of Ventiv Health, Inc. adopted September 17, 2003
3.2d	Amendment to By-Laws of Ventiv Health, Inc. adopted March 10, 2004
4.1
Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.1
Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.2
Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.2 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4	Ventiv Health, Inc. 1999 Stock Incentive Plan, as amended.
10.4.1	Form of Executive Officer Stock Option Agreement.
10.4.2	Form of Director Stock Option Agreement.
10.4.3	Form of Restricted Stock Agreement.
10.5
Employment Agreement, dated June 14, 1999 by and between Eran Broshy and Snyder Communications, Inc. (filed as Exhibit 10.5 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.5.1
Amendment dated January 1, 2004 to Employment Agreement, dated June 14, 1999, by and between Eran Broshy and Snyder Communications, Inc. (filed as Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and Ventiv Health, Inc.
(filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9.1
Amendment dated January 1, 2004 to Employment Agreement, dated August 13, 2001, by and between John R. Emery and Ventiv Health, Inc. (filed as Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.10
Credit Agreement, dated March 29, 2002, among Ventiv Health, certain subsidiaries of Ventiv Health, Inc., and Foothill Capital Corporation. (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and Ventiv Health, Inc.
(filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and Ventiv Health, Inc. (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.12
Asset Purchase Agreement dated as of September 21, 2004 among Ventiv Health, Inc., Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29, 2004). * #

10.13
Ventiv Health, Inc. 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *

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
* Incorporated by reference.
# Confidential treatment requested.

(b) Reports on Form 8-K
Current Report on Form 8-K, filed as of October 19, 2004, Items 2.01, 7.01, 9.01, regarding Ventiv’s acquisition of Smith Hanley.

Current Report on Form 8-K, filed as of November 8, 2004, Item 2.02 and 9.01, regarding Ventiv’s release of financial information for the third quarter of 2004 on November 8, 2004.

Current Report on Form 8-K, filed as of November 22, 2004, Items 1.01, 7.01, 9.01, regarding Ventiv’s acquisition of HHI.
Current Report on Form 8-K, filed as of November 29, 2004, Items 1.01 and 9.01, regarding Ventiv’s adoption of a company deferred compensation plan.
Current Report on Form 8-K/A, filed as of December 29, 2004, Items 2.01 and 9.01, regarding the disclosure of the historical and pro forma financial statements of Smith Hanley, which were not included in the Form 8-K filed on October 19, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTIV HEALTH, INC.

By:  /s/  John R. Emery
John R. Emery
Chief Financial Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chief Executive Officer and Director	March 31, 2005
Eran Broshy	(Principal Executive Officer)

/s/ JOHN R. EMERY	Chief Financial Officer	March 31, 2005
John R. Emery	(Principal Financial Officer and Principal Accounting Officer)

/s/ DANIEL M. SNYDER	Chairman of the Board	March 31, 2005
Daniel M. Snyder

/s/ DONALD CONKLIN	Director	March 31, 2005
Donald Conklin

/s/ JOHN R. HARRIS	Director	March 31, 2005
John R. Harris

/s/ MARK E. JENNINGS	Director	March 31, 2005
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	March 31, 2005
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	March 31, 2005
A. Clayton Perfall