Form 10-Q
period 2005-03-31
VENTIV HEALTH INC
filed 2005-05-10
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, par value $0.001, 26,728,664 shares outstanding as of April 28, 2005.

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005
and December 31, 2004 (unaudited)	1

Condensed Consolidated Statements of Operations for the three-months
ended March 31, 2005 and 2004 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three-months
ended March 31, 2005 and 2004 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

EXHIBITS	22

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

VENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and equivalents	$44,401	$50,809
Restricted cash	4,219	2,488
Accounts receivable, net of allowances for doubtful accounts of $1,478 and $1,980 at March 31, 2005 and December 31, 2004, respectively	59,825	56,534
Unbilled services	46,858	36,130
Prepaid expenses and other current assets	3,537	2,755
Current deferred tax assets	8,706	8,226
Total current assets	167,546	156,942
Property and equipment, net	38,929	40,226
Goodwill	64,830	64,823
Other intangibles, net	21,069	21,370
Deferred tax assets	3,269	3,583
Deposits and other assets	2,146	508
Total assets	$297,789	$287,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$11,853	$12,004
Accrued payroll, accounts payable and accrued expenses	49,119	56,076
Current income tax liabilities	8,199	12,113
Client advances and unearned revenue	6,626	9,184
Total current liabilities	75,797	89,377
Capital lease obligations, net of current portion	23,685	24,898
Other non-current liabilities	3,487	733
Total liabilities	102,969	115,008

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at March 31, 2005 and December 31, 2004, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 26,685,963 and
25,705,012 shares issued and outstanding at March 31, 2005 and
December 31, 2004, respectively	27	26
Additional paid-in-capital	206,437	193,061
Deferred compensation	(692)	(420)
Accumulated other comprehensive earnings	300	320
Accumulated deficit	(11,252)	(20,543)
Total stockholders' equity	194,820	172,444
Total liabilities and stockholders' equity	$297,789	$287,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months
	Ended March 31,
	2005	2004
Revenues	$120,859	$70,661
Operating expenses:
Cost of services	93,712	56,311
Selling, general and administrative expenses	14,401	6,271
Total operating expenses	108,113	62,582

Operating earnings	12,746	8,079
Interest expense	(388)	(181)
Interest income	253	83
Earnings from continuing operations before income taxes	12,611	7,981
Income tax provision	3,419	3,033
Earnings from continuing operations	9,192	4,948

Earnings from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	99	155
Net earnings from discontinued operations	99	155

Net earnings	$9,291	$5,103

Earnings per share (see Note 5):
Continuing operations:
Basic	$0.35	$0.22
Diluted	$0.33	$0.20
Discontinued operations:
Basic	$0.01	$--
Diluted	$0.01	$0.01
Net earnings:
Basic	$0.36	$0.22
Diluted	$0.34	$0.21
Weighted average common shares outstanding:
Basic	26,102	22,906
Diluted	27,678	24,405

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three-Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$9,291	$5,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Earnings from discontinued operations	(99)	(155)
Depreciation	5,274	3,593
Amortization	301	5
Cash value of life insurance policies	(14)	--
Deferred taxes	(166)	--
Stock compensation expense	94	13
Tax benefit from stock option exercises	7,177	--
Changes in assets and liabilities, net of effects from discontinued operations:
Restricted cash	(781)	(7)
Accounts receivable, net	(3,291)	2,908
Unbilled services	(10,728)	(1,088)
Prepaid expenses and other current assets	(782)	(1,291)
Accrued payroll, accounts payable and accrued expenses	(3,381)	(1,338)
Current income tax liabilities	(3,914)	3,005
Client advances and unearned revenue	(2,558)	(390)
Other	1,870	(395)
Net cash (used in) provided by operating activities	(1,707)	9,963

Cash flows from investing activities:
Investment in cash value of life insurance policies	(740)	--
Cash paid for acquisitions, net of cash acquired	(903)	--
Proceeds from disposals of discontinued operations	--	41
Proceeds from rebates on car leases	603	--
Purchases of property and equipment	(2,126)	(1,537)
Net cash used in investing activities	(3,166)	(1,496)

Cash flows from financing activities:
Collateralization of obligations under standby letter of credit	(950)	(1,200)
Repayments of capital lease obligations	(3,818)	(1,534)
Proceeds from exercise of stock options	3,154	777
Net cash used in financing activities	(1,614)	(1,957)

Net cash provided by discontinued operations	99	114
Effect of exchange rate changes	(20)	28

Net (decrease) increase in cash and equivalents	(6,408)	6,652
Cash and equivalents, beginning of period	50,809	54,970
Cash and equivalents, end of period	$44,401	$61,622

Supplemental disclosures of cash flow information:
Cash paid for interest	$323	$179
Cash paid for income taxes	$327	$154
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$2,328	$2,384
Stock issuance related to 2004 earnout for Smith Hanley acquisition	$2,680	$--

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation:

    Ventiv Health Inc. (together with its subsidiaries “Ventiv ” or the “Company”) is a diversified pharmaceutical services company spanning late-stage clinical through commercialization services, with leading market positions in outsourced sales teams, clinical staffing, compliance, patient assistance and analytical planning. We provide these services to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and life sciences organizations. These programs include:

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

    We currently serve our clients primarily through two business units, which correspond to our reporting segments for 2005:

•
Ventiv Commercial Services, which consists of our outsourced sales and marketing teams, planning and analytics services, compliance and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area; and

•
Ventiv Clinical Services, which consists of the newly acquired businesses of Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to recruitment, clinical staffing, and data collection and management.

    In 2004, we managed three operating segments, which included Ventiv Commercial Services, Ventiv Clinical Services and Ventiv Analytic Services. As a result of the fourth quarter acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes.

    The accompanying unaudited condensed consolidated financial statements present the consolidated financial position, consolidated results of operations and consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's consolidated financial position as of March 31, 2005 and December 31, 2004, the consolidated results of operations of the Company for the three-months ended March 31, 2005 and 2004 and the consolidated cash flows for the three-months ended March 31, 2005 and 2004. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

    These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Recently Issued Accounting Standards:

    In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 will be applied upon adoption of SFAS 123R. In April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As such, the Company is required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006.

3. Acquisitions:

    In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. The amount due with respect to Franklin for 2004 was approximately $1.9 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 was subject to review mechanisms set forth in the acquisition agreement, which were not finalized until the end of the first quarter of 2005. Franklin’s financial results are reported in the Ventiv Commercial Services segment.

    In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 through 2006. The amount due with respect to Smith Hanley for 2004 was approximately $6.7 million, $6.8 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 was subject to review mechanisms set forth in the acquisition agreement, which were not finalized until the end of the first quarter. The results of Smith Hanley have been reflected in Ventiv Clinical Services segment.

    In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment.

4. Employee Stock Compensation:

    In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three-Months Ended March 31,
	2005	2004
(in thousands, except per share data)
Net earnings attributable to common shareholders, as reported	$9,291	$5,103
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(2,000)	(323)
Pro forma net earnings	$7,291	$4,780
As reported: Basic	$0.36	$0.22
As reported: Diluted	$0.34	$0.21
Pro forma: Basic	$0.28	$0.21
Pro forma: Diluted	$0.26	$0.20

    The per share weighted-average fair value of stock options granted during the three-months ended March 31, 2005 and 2004 were $14.36 and $7.16 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three-months ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	4.17%	2.79%
Expected volatility	84%	91%
Expected life of options	4 yrs	4 yrs

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.

    In April 2005, the Securities and Exchange Commission adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers. As such, the Company is required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

5. Earnings Per Share (“EPS”):

    Basic net earnings per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income per share when their inclusion would be antidilutive.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Earnings from continuing operations	$9,192	$4,948
Weighted average number of common shares outstanding	26,102	22,906
Basic EPS from continuing operations	$0.35	$0.22

Diluted EPS from Continuing Operations Computation
Earnings from continuing operations	$9,192	$4,948
Adjustments	--	--
Adjusted earnings from continuing operations	$9,192	$4,948

Weighted average number of common shares outstanding	26,102	22,906
Stock options(1)	1,568	1,497
Restricted stock awards	8	2
Total diluted common shares outstanding	27,678	24,405

Diluted EPS from continuing operations	$0.33	$0.20

    (1) For the three-months ended March 31, 2005 and March 31, 2004, 48,922 shares and 17,971 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

6. Significant Clients:

    During the three-months ended March 31, 2005, two clients accounted for approximately 15% and 11%, individually, of the Company's total revenues. For the three-months ended March 31, 2004, three clients accounted for approximately 26%, 20% and 16%, individually, of the Company's total revenues.

    The Company had two clients at March 31, 2005 that accounted for 24% and 17%, individually, of billed account receivables. At December 31, 2004, the Company had one client that accounted for 18% of billed account receivables. The Company had three clients at March 31, 2005 that accounted for 24%, 12% and 12%, individually, of unbilled receivables. At December 31, 2004, the Company had three clients, which comprised 29%, 19% and 14% of unbilled receivables, individually.

7. Restricted Cash:

    In January 2005, Ventiv pledged additional cash as collateral of approximately $1.0 million, for a total of approximately $2.0 million, on an existing outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Commercial Services segment, opened in January 2004. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, approximately $2.0 million and $1.0 million has been restricted from use for general purposes and classified accordingly in the Condensed Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004, respectively.

    In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the Ventiv Commercial Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

    The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $1.4 million and $0.7 million held in escrow on behalf of clients and was included in restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, respectively.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

	March 31,	December 31,
(in thousands)	2005	2004
Ventiv Commercial Services	$28,501	$28,314	(1)
Ventiv Clinical Services	36,329	36,509	(1)
Total	$64,830	$64,823
(1)	The changes in goodwill arose from the finalization of certain contingency consideration relating to certain 2004 acquisitions (see Note 3 for further details).

Other intangible assets consist of the following:

	March 31, 2005			December 31, 2004
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$7,567	$(563)	$7,004	$7,567	$(282)	$7,285
Noncompete agreement	240	(20)	220	240	(5)	235
Other	260	(175)	85	260	(170)	90
Total definite-life intangibles	8,067	(758)	7,309	8,067	(457)	7,610
Tradename	13,760	--	13,760	13,760	--	13,760
Total other intangibles	$21,827	$(758)	$21,069	$21,827	$(457)	$21,370

    The 2004 business combinations discussed in footnote 3 above resulted in approximately $44.2 million of goodwill (all of which is expected to be deductible for tax purposes) and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$13,760	Indefinite
Customer relationships	7,567	7.8 years
Noncompete agreement	240	4.0 years
Total	$21,567

    Amortization expense, based on intangibles subject to amortization held at March 31, 2005, is expected to be $0.9 for the last three quarters of 2005, $1.2 million annually from 2006 through 2007, $1.1 million in 2008 and $0.7 million in 2009.

9. Comprehensive Earnings:

    Comprehensive income reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

	Three-Months Ended March 31,
	2005	2004
	(unaudited) (in thousands)

Net earnings	$9,291	$5,103
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(20)	28
Comprehensive earnings	$9,271	$5,131

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Capital Lease Obligations:

    During 2001, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Ventiv Commercial Services operating segment. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $2.9 million (including rebates totaling $0.6 million) and $2.4 million during the three-month periods ended March 31, 2005 and 2004, respectively. The Company also incurred net disposals of $1.1 million and $0.9 million during the three-months ended March 31, 2005 and 2004, respectively.

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$35,538	$11,853	$20,409	$3,276	$--
Operating leases (b)	26,823	6,925	12,140	4,798	2,960
Total obligations	$62,361	$18,778	$32,549	$8,074	$2,960

(a)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of March 31, 2005 but will be recorded as incurred.
(b)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

11. Deferred Compensation:

    On November 22, 2004, Ventiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by Ventiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $0.9 million was included in other liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2005.

    To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance (COLI) program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at March 31, 2005 was approximately $0.8 million and is currently classified in Other assets (long-term) on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2005.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Additional Paid-In-Capital:

(in thousands)	Additional Paid in Capital
Balance at December 31, 2004	$193,061
Exercise of stock options	3,153
Issuance of restricted shares	319
Compensation expense	47
Tax benefit from exercise of employee stock options and vesting of restricted stock	7,177
Issuance of shares in connection with earnouts for Smith Hanley acquisition	2,680
Balance at March 31, 2005	$206,437

13. Discontinued Operations:

    For the three-months ended March 31, 2005 and 2004, earnings from discontinued operations, net of taxes, were earnings of $0.1 million and of $0.2 million, respectively. The 2005 and 2004 gains on disposals of discontinued operations of $0.1 million and $0.2 million, respectively, mainly consisted of contingency payments due from our previously divested Hungary and Germany-based units.

14. Segment Information:

    In 2004, the Company managed three operating segments: Ventiv Commercial Services, Planning and Analytics and Ventiv Clinical Services, and our non-operating reportable segment, “Other”. As a result of the fourth quarter acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes. The Company identified the Ventiv Commercial Services and Ventiv Clinical Services segments as the two primary operating segments based on the way management makes operating decisions and assesses performance.

 Ventiv's 2005 reportable segments are:
•
Ventiv Commercial Services, which includes our outsourced sales and marketing teams, planning and analytics services, compliance and patient assistance businesses, marketing support services, professional development and training, and sales representative recruitment in the commercial services area;

•	Ventiv Clinical Services, which provides recruitment, clinical staffing and data collection and management; and
•	Other, which encompasses the activities of the corporate management group.

For the three-months ended March 31, 2005 (in thousands):
	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues*	$96,157	$24,702	$--	$120,859
Depreciation and amortization	5,244	310	21	5,575
Interest expense	288	--	100	388
Interest income	25	6	222	253
Earnings (losses) from continuing operations, before income taxes	12,443	1,954	(1,786)	12,611
* Revenues are disclosed net of intercompany eliminations.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three-months ended March 31, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues *	$70,661	$--	$--	$70,661
Depreciation and amortization	3,583	--	15	3,598
Interest expense	113	--	68	181
Interest income	3	--	80	83
Earnings (losses) from continuing operations, before income taxes	$9,465	$--	$(1,484)	$7,981
* Revenues are disclosed net of intercompany eliminations.

	March 31, 2005	December 31, 2004
	(in thousands)
Total Assets:
Ventiv Commercial Services	$206,241	$201,613
Ventiv Clinical Services	77,684	73,970
Other*	13,864	11,869
Total assets	$297,789	$287,452
* Shown net of intercompany adjustments.

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

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2004, 2003 and 2002.

Overview

    Ventiv Health Inc. (together with its subsidiaries “Ventiv”) is a diversified pharmaceutical services company spanning late-stage clinical through commercialization services, with leading market positions in outsourced sales teams, clinical staffing, compliance, patient assistance and analytical planning. We provide these services to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and life sciences organizations. These programs include:

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

    We currently serve our clients primarily through two business units, which correspond to our reporting segments for 2005:

•
Ventiv Commercial Services, which consists of our outsourced sales and marketing teams, planning and analytics services, compliance and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area; and

•
Ventiv Clinical Services, which consists of the newly acquired businesses of Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to recruitment, clinical staffing, and data collection and management.

    In 2004, we managed three operating segments, which included Ventiv Commercial Services, Ventiv Clinical Services and Ventiv Analytic Services. As a result of the fourth quarter acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes.

Recent Business Developments

    Ventiv Pharma Teams Contracts

    Ventiv Pharma Teams contracts often involve the deployment of large numbers of sales representative and may have appreciable impacts on revenues and earnings. The following are brief summaries of the most significant Ventiv Pharma Teams contracting events during 2004 and 2005:

    During the first quarter of 2004, we won several new contracts amounting to an additional 365 sales representatives. These contracts mainly comprise of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

    During the second quarter of 2004, we won two additional contracts, each adding 200 sales representatives during the second half of the year, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment occurred during the fourth quarter of 2004.

    In July 2004, we entered into an agreement with Sanofi-Aventis (“Aventis”) to provide a national sales force including recruiting, training and operational support. Under the terms of the agreement, we provided approximately 452 sales representatives and 50 district managers during the second half of the year.

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

    During the first quarter of 2005, we won several new contracts amounting to an additional 245 representatives. These contracts are mainly comprised of small to mid-size clients looking to enter new markets or looking to build infrastructure, including Bayer Diagnostics, NPS and Connetics, and will deploy during the first half of 2005.

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

    Acquisitions

    In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. The amount due with respect to Franklin for 2004 was approximately $1.9 million, $1.7 million which was accrued for at December 31, 2004; the portion adjusted in 2005 was subject to review mechanisms set forth in the acquisition agreement, which were not finalized until the end of the first quarter. Franklin’s financial results are reported in the Ventiv Commercial Services segment.

    In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 through 2006. The amount due with respect to Smith Hanley for 2004 was approximately $6.7 million, $6.8 million which was accrued for at December 31, 2004; the portion adjusted in 2005 was subject to review mechanisms set forth in the acquisition agreement, which were not finalized until the end of the first quarter. The results of Smith Hanley have been reflected in Ventiv Clinical Services segment.

    In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment.

    Divesting Transactions

    During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration we received subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of March 31, 2005)
Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business ($1.8 million received through March 31, 2005)
Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million (all received as of March 31, 2005)

Results of Operations

    The following sets forth, for the periods indicated, certain components (in thousands, except per share amounts) of Ventiv's condensed consolidated statements of earnings, including such data as a percentage of revenues.

Three-Months Ended March 31, 2005 Compared to Three-Months Ended March 31, 2004

Results of Operations

    The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended March 31,
	2005		2004
(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
Ventiv Commercial Services	$96,157	79.6%	$70,661	100.0%
Ventiv Clinical Services	24,702	20.4%	--	--
Other	--	--	--	--
Total revenues	120,859	100.0%	$70,661	100.0%

Cost of services:
Ventiv Commercial Services	77,586	80.7%	56,311	79.7%
Ventiv Clinical Services	16,126	65.3%	--	--
Other	--	--	--	--
Total cost of services	93,712	77.5%	56,311	79.7%

Selling, general and administrative expenses	14,401	11.9%	6,271	8.9%

Total operating earnings	$12,746	10.5%	$8,079	11.4%
Interest expense	(388)	(0.3)%	(181)	(0.2)%
Interest income	253	0.2%	83	0.1%
Earnings from continuing operations before income taxes	12,611	10.4%	7,981	11.3%
Income tax provision	(3,419)	(2.8)%	(3,033)	(4.3)%
Earnings from continuing operations	9,192	7.6%	4,948	7.0%

Earnings from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	--	--
Gains on disposals of discontinued operations, net of taxes	99	0.1%	155	0.2%
Tax benefit arising from the disposal of a discontinued operation	--	--	--	--
Earnings from discontinued operations	99	0.1%	155	0.2%

Net earnings	$9,291	7.7%	$5,103	7.2%

Earnings per share:
Continuing operations:
Basic	$0.35		$0.22
Diluted	$0.33		$0.20
Discontinued operations:
Basic	$0.01		$--
Diluted	$0.01		$0.01
Net earnings:
Basic	$0.36		$0.22
Diluted	$0.34		$0.21

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

    Revenues: Revenues increased by approximately $50.2 million, or 71.0%, to $120.9 million in the three-month period ended March 31, 2005, from $70.7 million in the three-months ended March 31, 2004.

    Revenues in our Ventiv Commercial Services business were $96.2 million, an increase of $25.5 million or 36.1% from the $70.7 million in the same period in 2004, and accounted for 79.6% of total Ventiv revenues for the three-months ended March 31, 2005. This increase resulted primarily from new contracts won in 2004, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and included contracts amounting to an additional 765 sales representatives during the first half of 2004; a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to Watson’s election to terminate its sales force contract effective August 1, 2004, and the redeployment of Bayer representatives from older contracts to recently announced new multi-year contracts with other clients, as discussed previously. In addition, Ventiv Commercial Services recorded $0.3 million in incentive fees during the first quarter of 2005 versus $0.9 million during the first quarter of 2004. Incentive fees are recorded when the Company is reasonably assured that payment will be received. Finally, Ventiv acquired Franklin on June 9, 2004, resulting in approximately $5.9 million of revenue during the first quarter of 2005.

    The newly acquired companies comprising Ventiv Clinical Services have contributed approximately $24.7 million in additional revenues for the first quarter of 2005. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies.

    Costs of Services: Costs of services increased by approximately $37.4 million or 66.4%, to $93.7 million this fiscal quarter from $56.3 million in the three-month period ended March 31, 2004. Costs of services decreased as a percentage of revenues to 77.5% from 79.7% in the three-month periods ended March 31, 2005 and 2004, respectively.

    Costs of services at the Ventiv Commercial Services business increased by approximately $21.3 million, or 37.8%, to $77.6 million in the first quarter of 2005 from $56.3 million in the first quarter of 2004. This variance is higher than the increase in revenue between the related periods. Costs of services were 80.7% of Ventiv Commercial Services revenue in the first quarter of 2005, compared to 79.7% in the first quarter of 2004. The increase of costs of services as a percentage of revenue in 2005 as compared to 2004 was attributable to selected new contracts with slightly lower margins in our sales teams business and lower margins on a reduced revenue base in our planning and analytic services business. In addition, as discussed above, the Company recorded lower incentive fees during the first quarter of 2005 versus the first quarter of 2004 without any significant related costs.

    The Clinical Services segment contributed approximately $16.1 million to cost of sales. Costs of services represented approximately 65.3% of Ventiv Clinical Services revenues during this period.

    Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $8.1 million, or 129.6%, to $14.4 million from $6.3 million in the three-month periods ended March 31, 2005 and 2004, respectively. This increase was primarily due to increased compensation levels in 2005 versus 2004, SG&A expenses incurred at the newly acquired Franklin and Smith Hanley divisions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

    SG&A expenses at Ventiv Commercial Services increased by approximately $1.1 million, or 22.8%, to $5.9 million in the quarter ended March 31, 2005 from $4.8 million incurred in the quarter ended March 31, 2004. This increase was due to increased compensation levels in 2005 versus 2004, increased rent expense due to Ventiv Commercial Services occupying additional space, which it previously subleased to a third party, and expenses related to Franklin that were not included in the first quarter ended March 31, 2004 since the acquisition did not occur until June 2004.

    SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $6.6 million in the first quarter of 2005. Since the acquisitions occurred during the fourth quarter of 2004, there is no related SG&A for the three-months ended March 31, 2004.

    Other SG&A was approximately $1.9 million for the three-months ended March 31, 2005, an increase of approximately $0.4 million or 27.7% from $1.5 million for the three-months ended March 31, 2004. The increase was mainly related to increases in professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. The 2004 acquisitions will result in increased accounting fees for the 2005 audit of the Company’s financial statements and internal controls since the acquired entities were not included in management’s 2004 assessment of internal controls over financial reporting. In addition, the Company plans to hire additional staff in internal audit to assist us in 2005 with the current year assessment.

    Provision for Income Taxes: In March 2005, Ventiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. The aggregate effect of this benefit reduced Ventiv’s first quarter 2005 effective tax rate from 39.8% to approximately 27.1%. Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three-month period ended March 31, 2004. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

    During the three-month period ended March 31, 2005, a tax benefit related to the exercise of stock options in the amount of $7.2 million was credited directly to “Additional paid-in-capital” in the condensed consolidated balance sheet and statement of stockholders’ equity.

    Discontinued Operations: For the three-months ended March 31, 2005 and 2004, earnings from discontinued operations, net of taxes, were earnings of $0.1 million and $0.2 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously divested Germany-based units, as more fully described in Recent Business Developments.

    Net Earnings and Earnings Per Share (“EPS”): Ventiv’s net earnings increased by approximately $4.2 million to a earnings of $9.3 million, from net earnings of $5.1 million in the three-months ended March 31, 2005 and 2004, respectively. Diluted earnings per share increased to earnings of $0.34 per share for the three-month period ended March 31, 2005 from earnings of $0.21 per share for the three-month period ended March 31, 2004.  Operating results were higher due to increased revenues from certain contracts and additional revenues from the 2004 acquisitions.

Liquidity and Capital Resources

    At March 31, 2005, Ventiv had $44.4 million of unrestricted cash and equivalents, a decrease of $6.4 million from December 31, 2004. For the three-months ended March 31, 2004 compared to March 31, 2005, cash provided by operations decreased by $11.7 million from a source of $10.0 million to a use of $1.7 million. Cash used in investing activities increased from $1.5 million to $3.2 million in the three-months ended March 31, 2005, when compared to the same period in 2004. Cash used in financing activities decreased by $0.4 million from $2.0 million to $1.6 million over the same comparative periods.

    Cash used in operations was $1.7 million during the three-months ended March 31, 2005, while cash provided by operations was $10.0 million in the three-months ended March 31, 2004. This decrease was, in large part, due to the billing and collection of certain payments due under various contracts. The accounts receivable and unbilled services balances increased by approximately $14.0 million during the first quarter of 2005, versus a decrease of approximately $1.8 during the first quarter of 2004. This is mainly due to timing and not necessarily any collection issues. This decreased cash flow is offset by a $7.2 million increase in tax benefits from the exercises of stock options during the first quarter of 2005.

    Cash used in investing activities was $3.2 million for the three-months ended March 31, 2005 compared to $1.5 million used during the same period in 2004. In 2005, the Company entered into a Deferred Compensation Plan for certain key employees and funded the liability with a corporate-owned life insurance (COLI) program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. During the first quarter, the Company invested approximately $0.7 million in the COLI program. In addition, the Company paid approximately $0.9 million during the first quarter of 2005 in matters relating to 2004 acquisitions. Investing activities also included capital expenditures of approximately $2.1 million and $1.5 million for the three-months ended March 31, 2005 and March 31, 2004, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts.

    Cash used in financing activities was $1.6 million and $2.0 million for the three-months ended March 31, 2005 and 2004, respectively. The Company has existing letters of credit for insurance on its automobile fleet in its Ventiv Commercial Services business unit. These letters of credit have been fully cash collateralized by the Company in both the first quarters of 2004 and 2005. During the three-months ended March 31, 2005, the Company received $3.2 million of proceeds from the exercise of stock options, versus $0.8 million in the three-months ended March 31, 2004. Finally, the Company made capital lease payments of $3.8 million and $1.5 million for the same periods in 2005 and 2004, respectively, under the fleet lease agreement in its Ventiv Commercial Services business unit.

    On March 29, 2002, we entered into an asset-based lending agreement with Foothill Capital Corporation, a wholly-owned subsidiary of Wells Fargo and Company, providing for a maximum borrowing amount of $50 million. This agreement expired on March 31, 2005. Ventiv did not have any amounts outstanding under the credit facility during the first quarter of 2005. We will seek to enter into a replacement credit facility and anticipate initiating discussions with lenders over the next several months. We do not believe that the absence of a credit facility during the intervening period will materially impact our liquidity.

A summary of our contractual obligations and commercial commitments as of March 31, 2005 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$35,538	$11,853	$20,409	$3,276	$--
Operating leases (b)	26,823	6,925	12,140	4,798	2,960
Total obligations	$62,361	$18,778	$32,549	$8,074	$2,960

(a)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of March 31, 2005 but will be recorded as incurred.
(b)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

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

Critical Accounting Policies

    The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2004. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2004.

Business Considerations

    Our business, financial condition and results of operations may be materially affected by the matters discussed under the caption “Business Considerations” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2004.

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

ITEM 4. Controls and Procedures

    Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-Q.

    Our management also evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, any change in our Disclosure Controls and determined that there were no changes in our Disclosure Controls during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

    There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.2e	Amendment to By-Laws of Ventiv Health, Inc., adopted June 16, 2004

10.5.2	Base Salary Increase - Eran Broshy

10.9.2	Base Salary Increase - John R. Emery

10.11.2	Base Salary Increase - Terrell G. Herring

10.14
Asset Purchase Agreement dated as of November 19, 2004 among HHI, L.L.C., a Maryland limited liability company Ventiv Health, Inc. and the other parties thereto

The following schedules and exhibits to Exhibit 10.14 have been omitted and will be furnished supplementally to the Commission upon request:

Exhibit A - Parent Guaranty
Exhibit B - Escrow Agreement
Exhibit C - Bill of Sale
Exhibit D - Opinion of Seller’s Counsel
Exhibit E - Opinion of Purchaser’s Counsel
Exhibits 1 and 2 - Forms of Employment Agreement
Schedule I - Included Contracts
Schedule II - Earnout Targets
Seller Disclosure Schedule

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

(b)  Reports on Form 8-K

    Current Report on Form 8-K, filed as of April 15, 2005, Item 1.01, regarding the Company’s amendment to 2004 cash bonus plan and long term awards to executive officers on April 11, 2005 and cash compensation to non-management directors on February 9, 2005.

    Current Report on Form 8-K, filed as of March 8, 2005, Item 2.02 and Item 9.01, regarding the Company’s release of financial information for the fourth quarter and full year ended December 31, 2004 on March 8, 2005.

    Current Report on Form 8-K, filed as of February 11, 2005, Item 5.02 and Item 9.01, regarding the Company’s announcement of new Board members on February 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

DATE: May 10, 2005	By:	/S/ JOHN R. EMERY

John R. Emery Chief Financial Officer