Form 10-Q
period 2005-06-30
VENTIV HEALTH INC
filed 2005-08-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Common Stock, par value $0.001, 26,791,676 shares outstanding as of July 31, 2005.

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005
and December 31, 2004 (unaudited)	1

Condensed Consolidated Income Statements for the three and six-months
ended June 30, 2005 and 2004 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the six-months
ended June 30, 2005 and 2004 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 12

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	13 - 22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	24

ITEM 4. Submission of Matters to a Vote of Security Holders	24

ITEM 6. Exhibits and Reports on Form 8-K	25

SIGNATURES	26

EXHIBITS	27 - 30

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and equivalents	$40,914	$50,809
Restricted cash	3,786	2,488
Accounts receivable, net of allowances for doubtful accounts of $1,684
and $1,980 at June 30, 2005 and December 31, 2004, respectively	75,297	56,534
Unbilled services	42,937	36,130
Prepaid expenses and other current assets	4,294	2,755
Current deferred tax assets	9,227	8,226
Total current assets	176,455	156,942
Property and equipment, net	37,454	40,226
Goodwill	64,796	64,823
Other intangibles, net	20,768	21,370
Deferred tax assets	2,925	3,583
Deposits and other assets	2,406	508
Total assets	$304,804	$287,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$11,910	$12,004
Accrued payroll, accounts payable and accrued expenses	44,104	56,076
Current income tax liabilities	11,277	12,113
Client advances and unearned revenue	5,267	9,184
Total current liabilities	72,558	89,377
Capital lease obligations, net of current portion	21,428	24,898
Other non-current liabilities	3,888	733
Total liabilities	97,874	115,008

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at June 30, 2005 and December 31, 2004, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 26,778,376 and
25,705,012 shares issued and outstanding at June 30, 2005 and
December 31, 2004, respectively	27	26
Additional paid-in-capital	210,160	193,061
Deferred compensation	(2,772)	(420)
Accumulated other comprehensive earnings	272	320
Accumulated deficit	(757)	(20,543)
Total stockholders' equity	206,930	172,444
Total liabilities and stockholders' equity	$304,804	$287,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended June 30		For the Six-Months Ended June 30

	2005	2004	2005	2004
Revenues	$131,788	$75,221	$252,646	$145,882
Operating expenses:
Cost of services	99,761	60,297	193,473	116,607
Selling, general and administrative expenses	16,955	7,299	31,355	13,570
Restructuring	--	(264)	--	(264)
Total operating expenses	116,716	67,332	224,828	129,913

Operating income	15,072	7,889	27,818	15,969
Interest expense	(322)	(200)	(710)	(381)
Interest income	253	142	506	225
Income from continuing operations before income taxes	15,003	7,831	27,614	15,813
Income tax provision	5,971	2,976	9,390	6,009
Income from continuing operations	9,032	4,855	18,224	9,804

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,463	1,754	1,562	1,908
Net income from discontinued operations	1,463	1,754	1,562	1,908

Net income	$10,495	$6,609	$19,786	$11,712

Income per share (see Note 5):
Continuing operations:
Basic	$0.34	$0.21	$0.69	$0.42
Diluted	$0.32	$0.19	$0.66	$0.39
Discontinued operations:
Basic	$0.05	$0.07	$0.06	$0.08
Diluted	$0.06	$0.07	$0.05	$0.08
Net income:
Basic	$0.39	$0.28	$0.75	$0.50
Diluted	$0.38	$0.26	$0.71	$0.47
Weighted average common shares outstanding:
Basic	26,757	23,546	26,431	23,353
Diluted	27,879	25,297	27,763	24,933

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six-Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,786	$11,712
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1,562)	(1,908)
Depreciation	8,508	7,544
Amortization	602	9
Deferred taxes	(343)	--
Stock compensation expense	245	45
Tax benefit from stock option exercises	7,815	--
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(18,763)	10,575
Unbilled services	(6,807)	(2,128)
Prepaid expenses and other current assets	(1,539)	(2,269)
Accrued payroll, accounts payable and accrued expenses	(2,607)	1,866
Current income tax liabilities	(836)	5,516
Client advances and unearned revenue	(3,917)	1,840
Other	2,257	(269)
Net cash provided by operating activities	2,839	32,533

Cash flows from investing activities:
Investment in restricted cash principal balances	(1,298)	(2,231)
Investment in cash value of life insurance policies	(961)	--
Cash paid for acquisitions, net of cash acquired	(902)	(6,667)
Acquisition earn-out payments	(5,181)	--
Proceeds from disposals of discontinued operations	1,612	701
Proceeds from rebates on car leases	2	3,479
Purchases of property and equipment	(2,923)	(2,111)
Net cash used in investing activities	(9,651)	(6,829)

Cash flows from financing activities:
Repayments of capital lease obligations	(6,418)	(5,026)
Proceeds from exercise of stock options	3,433	1,612
Net cash used in financing activities	(2,985)	(3,414)

Net cash (used in) provided by discontinued operations	(50)	1,207
Effect of exchange rate changes	(48)	19

Net (decrease) increase in cash and equivalents	(9,895)	23,516
Cash and equivalents, beginning of period	50,809	54,970
Cash and equivalents, end of period	$40,914	$78,486

Supplemental disclosures of cash flow information:
Cash paid for interest	$725	$381
Cash paid for income taxes	$2,766	$682
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$4,898	$5,563
Stock issuance related to earn-outs for 2004 acquisitions	$3,255	$3,580

The accompanying notes are an integral part of these condensed consolidated financial statements

1. Organization, Business and Basis of Presentation:

Ventiv Health Inc. (together with its subsidiaries “Ventiv ” or the “Company”) is a diversified pharmaceutical services company spanning late-stage clinical through commercialization services, with leading market positions in outsourced sales teams, clinical staffing, compliance, patient assistance and analytical planning. We provide these services to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and life sciences organizations. These programs include:

•	sales and marketing teams;

•	clinical staffing;

•	planning and analytics;

•	sample accountability and patient assistance;

•	marketing support services;

•	recruitment;

•	professional development and training;

•	data collection and management; and

•	clinical support.

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

In 2004, we managed three operating segments, which included Ventiv Commercial Services, Ventiv Clinical Services and Ventiv Analytic Services. As a result of the fourth quarter acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit, which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes.

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated financial position as of June 30, 2005 and December 31, 2004, the condensed consolidated income statements of the Company for the three and six-months ended June 30, 2005 and 2004 and the condensed consolidated cash flows for the six-months ended June 30, 2005 and 2004. Operating results for the three and six-months ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005. Certain prior period balances have been reclassified to conform to current period presentation. The Company has also made an immaterial adjustment on its condensed consolidated cash flows to the prior year classification of restricted cash principal balances from operating and financing activities to an investing activity.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
2. Recently Issued Accounting Standards:

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the implementation of SFAS No. 154 to have an impact on our condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 will be applied upon adoption of SFAS No. 123R. In April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As such, the Company is required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and the Company expects that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.

3. Acquisitions:

In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. Franklin’s financial results have been reflected in the Ventiv Commercial Services segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The results of Smith Hanley have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In August 2005, Ventiv acquired the net assets of Pharmaceutical Resource Solutions, LLC (“PRS”), a privately-held company based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services and is similar in nature to our Franklin division described above. The Company paid approximately $13.0 million in cash and stock and will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The results of PRS have not been reflected in the Company’s condensed consolidated financial statements as the acquisition occurred subsequent to the current reporting period.

4. Employee Stock Compensation:

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (“SFAS No. 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, as amended. Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Net income attributable to common shareholders, as reported	$10,495	$6,609	$19,786	$11,712
Less: stock-based employee compensation expense determined under the fair value method, net of related income taxes	(684)	(341)	(2,336)	(665)
Pro forma net income	$9,811	$6,268	$17,450	$11,047

Net earnings per share attributable to common shareholders:
As reported: Basic	$0.39	$0.28	$0.75	$0.50
As reported: Diluted	$0.38	$0.26	$0.71	$0.47
Pro forma: Basic	$0.37	$0.27	$0.66	$0.47
Pro forma: Diluted	$0.35	$0.25	$0.63	$0.44

The per share weighted-average fair value of stock options granted during the three-months ended June 30, 2005 and 2004 were $11.73 and $11.47 per share, respectively, and in addition, during the six-months ended June 30, 2005 and 2004 were $14.13 and $10.50 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Employee Stock Options
	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.77%	3.93%	4.13%	3.69%
Expected volatility	83%	89%	84%	89%
Expected life of options	4 yrs	4 yrs	4 yrs	4 yrs

5. Earnings Per Share (“EPS”):

Basic earnings per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income per share when their inclusion would be antidilutive. Although the basic EPS calculations from continuing operations exceed the diluted EPS from continuing operations for the three and six-months ended June 30, 2005, the diluted EPS from discontinued operations exceed the basic EPS from discontinued operations by $0.01 for the three-months ended June 30, 2005 due to a rounding adjustment to ensure that the EPS from continuing operations and net EPS are stated properly on the face of the Company’s Condensed Consolidated Income Statements.

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$9,032	$4,855	$18,224	$9,804
Weighted average number of common shares outstanding	26,757	23,546	26,431	23,353
Basic EPS from continuing operations	$0.34	$0.21	$0.69	$0.42

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$9,032	$4,855	$18,224	$9,804

Weighted average number of common shares outstanding	26,757	23,546	26,431	23,353
Stock options (1)	1,112	1,747	1,323	1,577
Restricted stock awards (2)	10	4	9	3
Total diluted common shares outstanding	27,879	25,297	27,763	24,933

Diluted EPS from continuing operations	$0.32	$0.19	$0.66	$0.39

(1) For the three and six-months ended June 30, 2005, 102,545 shares and 84,616 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. Similarly, for the three and six-months ended June 30, 2004, 40,509 shares and 30,345 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

(2) For the three and six-months ended June 30, 2005, 10,500 shares and 6,613 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

6. Significant Clients:

During the six-months ended June 30, 2005, three clients accounted for approximately 16%, 12% and 11%, individually, of the Company's total revenues across both of our operating segments. For the six-months ended June 30, 2004, three clients accounted for approximately 25%, 19% and 15%, individually, of the Company's total revenues primarily in our Ventiv Commercial Services segment (Ventiv Clinical Services was established in October 2004).

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
7. Restricted Cash:

In June 2005, the Company pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the Ventiv Clinical Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheet as of June 30, 2005.

In January 2005, Ventiv pledged additional cash as collateral of approximately $1.0 million, for a total of approximately $2.0 million, on an existing outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Commercial Services segment, opened in January 2004. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, approximately $2.0 million and $1.0 million has been restricted from use for general purposes and classified accordingly in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, respectively.

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the Ventiv Commercial Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.7 million held in escrow on behalf of clients and was included in restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.

8. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

	June 30,	December 31,
(in thousands)	2005	2004
Ventiv Commercial Services	$28,465	$28,314	(1)
Ventiv Clinical Services	36,331	36,509	(1)
Total	$64,796	$64,823

(1) The changes in goodwill arose from the finalization of certain contingency consideration and additional acquisition costs relating to certain 2004 acquisitions (see Note 3 for further details).

    Other intangible assets consist of the following:

	June 30, 2005			December 31, 2004
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$7,567	$(844)	$6,723	$7,567	$(282)	$7,285
Noncompete agreement	240	(35)	205	240	(5)	235
Other	260	(180)	80	260	(170)	90
Total definite-life intangibles	8,067	(1,059)	7,008	8,067	(457)	7,610
Tradename	13,760	--	13,760	13,760	--	13,760
Total other intangibles	$21,827	$(1,059)	$20,768	$21,827	$(457)	$21,370

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Amortization expense, based on intangibles subject to amortization held at June 30, 2005, is expected to be $0.6 for the second half of 2005, $1.2 million annually from 2006 through 2007, $1.1 million in 2008 and $0.7 million in 2009.

9. Comprehensive Earnings:

Comprehensive earnings reports the effect on net income of transactions that are related to equity of the Company, but that have not been transacted directly with the Company's shareholders. This statement only modifies disclosures, including financial statement disclosures, and does not result in other changes to the reported results of operations or financial position of the Company.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$10,495	$6,609	$19,786	$11,712
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(28)	(9)	(48)	19
Comprehensive earnings	$10,467	$6,600	$19,738	$11,731

10. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Ventiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, "Accounting for Leases". The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $4.9 million and $5.6 million during the six-month periods ended June 30, 2005 and 2004, respectively. The Company also incurred net disposals of $2.0 million and $1.6 million during the six-months ended June 30, 2005 and 2004, respectively.

A summary of our contractual obligations and commercial commitments as of June 30, 2005 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$33,338	$11,910	$18,270	$3,158	$--
Operating leases (b)	30,508	6,818	11,392	6,629	5,669
Total obligations	$63,846	$18,728	$29,662	$9,787	$5,669

(a)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of June 30, 2005 but will be recorded as incurred.
(b)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Deferred Compensation:

On November 22, 2004, Ventiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by Ventiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $1.3 million was included in other liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2005. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at June 30, 2005 was approximately $1.0 million and is currently classified in Deposits and other assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2005.

12.  Additional Paid-In-Capital:
The following table describes 2005 activity in our Additional Paid-In-Capital account:

(in thousands)	Additional Paid-In- Capital
Balance at December 31, 2004	$193,061
Exercise of stock options	3,433
Issuance of restricted shares	2,518
Compensation expense	78
Tax benefit from exercise of employee stock options	7,815
Issuance of shares in connection with earn-outs for 2004 acquisitions	3,255
Balance at June 30, 2005	$210,160

13. Discontinued Operations:

For the six-months ended June 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $1.6 million and $1.9 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units. The maximum contingency payments relating to the Germany-based unit is approximately EUR 5.0 million contingent on the unit’s performance measurements. To date, the Company received approximately EUR 2.8 million or $3.4 million.

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

•	Ventiv Clinical Services, which provides recruitment, clinical staffing and data collection and management; and
•	Other, which encompasses the activities of the corporate management group.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the three-months ended June 30, 2005 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$104,224	$27,757	$--	$131,981
Less: Intersegment revenues	193	--	--	193
Reported revenues	104,031	27,757	--	131,788
Depreciation and amortization	3,203	311	22	3,536
Interest expense	315	--	7	322
Interest income	33	6	214	253
Income (losses) from continuing operations, before income taxes	14,620	2,153	(1,770)	15,003

For the three-months ended June 30, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$75,299	$--	$--	$75,299
Less: Intersegment revenues	78	--	--	78
Reported revenues	75,221	--	--	75,221
Depreciation and amortization	3,937	--	20	3,957
Restructuring	249	--	15	264
Interest expense	126	--	74	200
Interest income	10	--	132	142
Income (losses) from continuing operations, before income taxes	$9,365	$--	$(1,534)	$7,831

For the six-months ended June 30, 2005 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$200,527	$52,467	$--	$252,994
Less: Intersegment revenues	340	8	--	348
Reported revenues	200,187	52,459	--	252,646
Depreciation and amortization	8,446	621	43	9,110
Interest expense	603	--	107	710
Interest income	59	12	435	506
Income (losses) from continuing operations, before income taxes	27,063	4,107	(3,556)	27,614

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the six-months ended June 30, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$146,088	$--	$--	$146,088
Less: Intersegment revenues	206	--	--	206
Reported Revenues	145,882	--	--	145,882
Depreciation and amortization	7,520	--	33	7,553
Restructuring	249	--	15	264
Interest expense	239	--	142	381
Interest income	13	--	212	225
Income (losses) from continuing operations, before income taxes	$18,829	$--	$(3,016)	$15,813

	June 30, 2005	December 31, 2004
	(in thousands)
Total Assets:
Ventiv Commercial Services	$218,259	$201,613
Ventiv Clinical Services	79,176	73,970
Other*	7,369	11,869
Total assets	$304,804	$287,452
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,”“anticipates,”“targets,”“goals,”“projects,”“intends,”“plans,”“believes,”“seeks,”“estimates,”“continues,”“may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

Ventiv Health Inc. (together with its subsidiaries “Ventiv” or the “Company”) is a diversified pharmaceutical services company spanning late-stage clinical through commercialization services, with leading market positions in outsourced sales teams, clinical staffing, compliance, patient assistance and analytical planning. We provide these services to the world's largest pharmaceutical organizations as well as to emerging and specialty pharmaceutical and life sciences organizations. These programs include:

•	sales and marketing teams;

•	clinical staffing;

•	planning and analytics;

•	sample accountability and patient assistance;

•	marketing support services;

•	recruitment;

•	professional development and training;

•	data collection and management; and

•	clinical support.

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

Recent Business Developments

Ventiv Pharma Teams Contracts

Ventiv Pharma Teams contracts often involve the deployment of large numbers of sales representative and may have appreciable impacts on revenues and earnings. The following are brief summaries of the most significant Ventiv Pharma Teams’ contracting events during 2004 and 2005:

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

During the first half of 2005, we won several new contracts amounting to an additional 245 representatives. These contracts are mainly comprised of small to mid-size clients looking to enter new markets or looking to build infrastructure, including Bayer Diagnostics, NPS and Connetics. These wins were slightly offset by contract conversions of certain small to mid-size clients during the first half of the year.

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

In July 2005, approximately 226 sales representatives from one of our ALTANA Pharma (“ALTANA”) sales teams were converted from full-time Ventiv employees to full-time ALTANA employees. Approximately 248 sales representatives from our other ALTANA sales team continue to service our continuing ALTANA contract.

Acquisitions

In June 2004, Ventiv acquired the net assets of Franklin Group, Inc. and Lincoln Ltd., Inc. (together, “Franklin”), privately-held companies based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. Franklin’s financial results have been reflected in the Ventiv Commercial Services segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to significantly expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.8 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The results of Smith Hanley have been reflected in the Ventiv Clinical Services segment since the date of acquisition.

In November 2004, Ventiv acquired the net assets of HHI. HHI, a privately-held company based in Baltimore, Maryland, is a leading specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In August 2005, Ventiv acquired the net assets of Pharmaceutical Resource Solutions, LLC (“PRS”), a privately-held company based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services and is similar in nature to our Franklin division described above. The Company paid approximately $13.0 million in cash and stock and will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The results of PRS have not been reflected in the Company’s condensed consolidated financial statements as the acquisition occurred subsequent to the current reporting period.

Divesting Transactions

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration we received subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of June 30, 2005)
Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business (EUR 2.8 million or $3.4 million received through June 30, 2005)
Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million (all received as of June 30, 2005)

Three-Months Ended June 30, 2005 Compared to Three-Months Ended June 30, 2004

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended June 30,
	2005		2004
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
Ventiv Commercial Services	$104,031	78.9%	$75,221	100.0%
Ventiv Clinical Services	27,757	21.1%	--	--
Other	--	--	--	--
Total revenues	131,788	100.0%	$75,221	100.0%

Cost of services:
Ventiv Commercial Services	81,607	78.4%	60,297	80.2%
Ventiv Clinical Services	18,154	65.4%	--	--
Other	--	--	--	--
Total cost of services	99,761	75.7%	60,297	80.2%

Selling, general and administrative expenses	16,955	12.9%	7,299	9.7%

Restructuring	--	--	(264)	(0.4)%

Total operating income	$15,072	11.4%	$7,889	10.5%
Interest expense	(322)	(0.2)%	(200)	(0.3)%
Interest income	253	0.2%	142	0.2%
Income from continuing operations before income taxes	15,003	11.4%	7,831	10.4%
Income tax provision	(5,971)	(4.5)%	(2,976)	(3.9)%
Income from continuing operations	9,032	6.9%	4,855	6.5%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,463	1.1%	1,754	2.3%
Income from discontinued operations	1,463	1.1%	1,754	2.3%

Net Income	$10,495	8.0%	$6,609	8.8%

Income per share:
Continuing operations:
Basic	$0.34		$0.21
Diluted	$0.32		$0.19
Discontinued operations:
Basic	$0.05		$0.07
Diluted	$0.06		$0.07
Net Income:
Basic	$0.39		$0.28
Diluted	$0.38		$0.26

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Revenues: Revenues increased by approximately $56.6 million, or 75.2%, to $131.8 million in the three-month period ended June 30, 2005, from $75.2 million in the three-months ended June 30, 2004.

Revenues in our Ventiv Commercial Services business were $104.0 million, an increase of $28.8 million or 38.3% from the $75.2 million in the same period in 2004, and accounted for 78.9% of total Ventiv revenues for the three-months ended June 30, 2005. This increase resulted primarily from new contracts won, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and included contracts amounting to an additional 765 sales representatives during the first half of 2004, and an additional 245 sales representatives during the first half of 2005; a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to contract conversions of certain small to mid-size clients; Watson’s election to terminate its sales force contract effective August 1, 2004; and the redeployment of Bayer representatives from older contracts to new multi-year contracts with other clients, as discussed previously. Finally, Ventiv acquired Franklin on June 9, 2004, resulting in approximately $6.3 million of revenue during the second quarter of 2005, compared to $0.7 million of revenue from June 9, 2004 to June 30, 2004.

The newly acquired companies comprising Ventiv Clinical Services have contributed approximately $27.8 million in additional revenues for the second quarter of 2005. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies. Since the acquisitions occurred during the fourth quarter of 2004, there are no related revenues for the three-months ended June 30, 2004.

Costs of Services: Costs of services increased by approximately $39.5 million or 65.4%, to $99.8 million this fiscal quarter from $60.3 million in the three-month period ended June 30, 2004. Costs of services decreased as a percentage of revenues to 75.7% from 80.2% in the three-month periods ended June 30, 2005 and 2004, respectively.

Costs of services at the Ventiv Commercial Services business increased by approximately $21.3 million, or 35.3%, to $81.6 million in the second quarter of 2005 from $60.3 million in the second quarter of 2004. This variance is slightly lower than the increase in revenue between the related periods. Costs of services were 78.4% of Ventiv Commercial Services revenue in the second quarter of 2005, compared to 80.2% in the second quarter of 2004. The decrease of costs of services as a percentage of revenue in 2005 as compared to 2004 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

The Clinical Services segment contributed approximately $18.2 million to cost of sales. Costs of services represented approximately 65.4% of Ventiv Clinical Services revenues during this period. Since the acquisitions occurred during the fourth quarter of 2004, there is no related cost of services for the three-months ended June 30, 2004.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $9.7 million, or 132.3%, to $17.0 million from $7.3 million in the three-month periods ended June 30, 2005 and 2004, respectively. This increase was primarily due to increased compensation levels in 2005 versus 2004, SG&A expenses incurred at the newly-acquired Franklin and Smith Hanley divisions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at Ventiv Commercial Services increased by approximately $1.8 million, or 32.2%, to $7.5 million in the quarter ended June 30, 2005 from $5.7 million incurred in the quarter ended June 30, 2004. This increase was due to increased compensation levels in 2005 versus 2004, increased rent expense due to Ventiv Commercial Services occupying additional space, which it previously subleased to a third party, and over two months of SG&A expenses related to Franklin that were not included in the second quarter ended June 30, 2004 since the acquisition did not occur until June 2004.

SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $7.5 million in the second quarter of 2005. Since the acquisitions occurred during the fourth quarter of 2004, there is no related SG&A for the three-months ended June 30, 2004.

Other SG&A was approximately $2.0 million for the three-months ended June 30, 2005, an increase of approximately $0.4 million or 23.0% from $1.6 million for the three-months ended June 30, 2004. The increase was mainly related to increases in professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. The 2004 acquisitions will result in increased accounting fees for the 2005 audit of the Company’s financial statements and internal controls since the acquired entities were not included in management’s 2004 assessment of internal controls over financial reporting. In addition, the Company hired additional staff in internal audit to assist with the current year assessment.

Restructuring: In May 2004, the Company’s Ventiv Commercial Services segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. Ventiv Commercial Services decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

Provision for Income Taxes: Ventiv recorded a provision for income taxes on continuing operations using estimated effective tax rates of 39.8% and 38.0% for the three-month periods ended June 30, 2005 and 2004, respectively. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

During the three-month period ended June 30, 2005, a tax benefit related to the exercise of stock options in the amount of $0.6 million was credited directly to “Additional paid-in-capital” in the Condensed Consolidated Balance Sheet.

Discontinued Operations: For the three-months ended June 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $1.5 million and $1.8 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units, as more fully described in Recent Business Developments.

Net Income and Earnings Per Share: Ventiv’s net income increased by approximately $3.9 million to $10.5 million, from net income of $6.6 million in the three-months ended June 30, 2005 and 2004, respectively. Diluted earnings per share increased to earnings of $0.38 per share for the three-month period ended June 30, 2005 from earnings of $0.26 per share for the three-month period ended June 30, 2004.  Operating results were higher due to increased revenues from certain contracts and additional revenues from the 2004 acquisitions.

Six-Months Ended June 30, 2005 Compared to Six-Months Ended June 30, 2004

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Six-Months Ended June 30,
	2005		2004
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
Ventiv Commercial Services	$200,187	79.2%	$145,882	100.0%
Ventiv Clinical Services	52,459	20.8%	--	--
Other	--	--	--	--
Total revenues	252,646	100.0%	$145,882	100.0%

Cost of services:
Ventiv Commercial Services	159,195	79.5%	116,607	79.9%
Ventiv Clinical Services	34,278	65.3%	--	--
Other	--	--	--	--
Total cost of services	193,473	76.6%	116,607	79.9%

Selling, general and administrative expenses	31,355	12.4%	13,570	9.3%

Restructuring	--	--	(264)	(0.2)%

Total operating income	$27,818	11.0%	$15,969	10.9%
Interest expense	(710)	(0.3)%	(381)	(0.3)%
Interest income	506	0.2%	225	0.2%
Income from continuing operations before income taxes	27,614	10.9%	15,813	10.8%
Income tax provision	(9,390)	(3.7)%	(6,009)	(4.1)%
Income from continuing operations	18,224	7.2%	9,804	6.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,562	0.6%	1,908	1.3%
Income from discontinued operations	1,562	0.6%	1,908	1.3%

Net Income	$19,786	7.8%	$11,712	8.0%

Income per share:
Continuing operations:
Basic	$0.69		$0.42
Diluted	$0.66		$0.39
Discontinued operations:
Basic	$0.06		$0.08
Diluted	$0.05		$0.08
Net income:
Basic	$0.75		$0.50
Diluted	$0.71		$0.47

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Revenues: Revenues increased by approximately $106.7 million, or 73.2%, to $252.6 million in the six-months ended June 30, 2005, from $145.9 million in the six-months ended June 30, 2004.

Revenues in our Ventiv Commercial Services business were $200.2 million, an increase of $54.3 million or 37.2% from the $145.9 million in the same period in 2004, and accounted for 79.2% of total Ventiv revenues for the six-months ended June 30, 2005. This increase resulted primarily from new contracts won, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and included contracts amounting to an additional 765 sales representatives during the first half of 2004, and an additional 245 sales representatives during the first half of 2005; a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to contract conversions of certain small to mid-size clients; Watson’s election to terminate its sales force contract effective August 1, 2004; and the redeployment of Bayer representatives from older contracts to new multi-year contracts with other clients, as discussed previously. Finally, Ventiv acquired Franklin on June 9, 2004, resulting in approximately $12.2 million of revenue during the six-months ended June 30, 2005, and approximately $0.7 million of revenue from June 9 through June 30, 2004.

The newly acquired companies comprising Ventiv Clinical Services have contributed approximately $52.5 million in additional revenues for the first half of 2005. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies. Since the acquisitions occurred during the fourth quarter of 2004, there are no related revenues for the six-months ended June 30, 2004.

Costs of Services: Costs of services increased by approximately $76.9 million or 65.9%, to $193.5 million during the six-months ended June 30, 2005 from $116.6 million in the six-months ended June 30, 2004. Costs of services decreased as a percentage of revenues to 76.6% from 79.9% in the six-months ended June 30, 2005 and 2004, respectively.

Costs of services at the Ventiv Commercial Services business increased by approximately $42.6 million, or 36.5%, to $159.2 million during the six-months ended June 30, 2005 from $116.6 million during the six-months ended June 30, 2004. This variance is almost in line with the increase in revenue between the related periods. Costs of services were 79.5% of Ventiv Commercial Services revenue in the six-months ended June 30, 2005, compared to 79.9% during the similar period in 2004.

The Clinical Services segment contributed approximately $34.3 million to cost of sales. Costs of services represented approximately 65.3% of Ventiv Clinical Services revenues during this period. Since the acquisitions occurred during the fourth quarter of 2004, there is no related cost of services for the six-months ended June 30, 2004.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $17.8 million, or 131.1%, to $31.4 million from $13.6 million in the six-month periods ended June 30, 2005 and 2004, respectively. This increase was primarily due to increased compensation levels in 2005 versus 2004, SG&A expenses incurred at the newly acquired Franklin and Smith Hanley divisions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at Ventiv Commercial Services increased by approximately $2.9 million, or 27.9%, to $13.4 million in the six-months ended June 30, 2005 from $10.5 million incurred during the six-months ended June 30, 2004. This increase was due to increased compensation levels in 2005 versus 2004, increased rent expense due to Ventiv Commercial Services occupying additional space, which it previously subleased to a third party, and over five months of SG&A expenses related to Franklin that were not included in the six-months ended June 30, 2004 since the acquisition did not occur until June 2004.

    SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $14.1 million during the six-months ended June 30, 2005. Since the acquisitions occurred during the fourth quarter of 2004, there is no related SG&A for the six-months ended June 30, 2004.

    Other SG&A was approximately $3.9 million for the six-months ended June 30, 2005, an increase of approximately $0.8 million or 25.2% from $3.1 million for the six-months ended June 30, 2004. The increase was mainly related to increases in professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. The 2004 acquisitions will result in increased accounting fees for the 2005 audit of the Company’s financial statements and internal controls since the acquired entities were not included in management’s 2004 assessment of internal controls over financial reporting. In addition, the Company hired additional staff in internal audit to assist us in 2005 with the current year assessment.

Restructuring: In May 2004, the Company’s Ventiv Commercial Services segment signed an agreement to release one of its tenants from a sublease in the facility which is currently under lease in Somerset, New Jersey. Ventiv Commercial Services decided to occupy this space as an extension to its current space; as such, approximately $0.3 million of restructuring reserves, which were originally recorded in September 2001, was reversed during the second quarter of 2004.

Provision for Income Taxes: In March 2005, Ventiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. The aggregate effect of this benefit reduced Ventiv’s first half 2005 effective tax rate from 39.8% to approximately 34.0%. Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the six-month period ended June 30, 2004. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

During the six-month period ended June 30, 2005, a tax benefit related to the exercise of stock options in the amount of $7.8 million was credited directly to “Additional paid-in-capital” in the Condensed Consolidated Balance Sheet.

Discontinued Operations: For the six-months ended June 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $1.6 million and $1.9 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units, as more fully described in Recent Business Developments.

Net Income and Earnings Per Share: Ventiv’s net income increased by approximately $8.1 million to net income of $19.8 million, from net income of $11.7 million in the six-months ended June 30, 2005 and 2004, respectively. Diluted earnings per share increased to earnings of $0.71 per share for the six-month period ended June 30, 2005 from earnings of $0.47 per share for the six-month period ended June 30, 2004.  Operating results were higher due to increased revenues from certain contracts and additional revenues from the 2004 acquisitions.

Liquidity and Capital Resources

At June 30, 2005, Ventiv had $40.9 million of unrestricted cash and equivalents, a decrease of $9.9 million from December 31, 2004. For the six-months ended June 30, 2004 compared to June 30, 2005, cash provided by operations decreased by $29.7 million from $32.5 million to $2.8 million. Cash used in investing activities increased from $6.8 million to $9.7 million in the six-months ended June 30, 2005, when compared to the same period in 2004. Cash used in financing activities decreased by $0.4 million from $3.4 million to $3.0 million over the same comparative periods.

Cash provided by operations was $2.8 million during the six-months ended June 30, 2005, while cash provided by operations was $32.5 million in the six-months ended June 30, 2004. This decrease was, in large part, due to the billing and collection of certain payments due under various contracts. The accounts receivable and unbilled services balances increased by approximately $25.6 million during the first half of 2005, versus a decrease of approximately $8.4 during the first half of 2004. This is mainly due to timing and not any collection issues. This decreased cash flow is offset by a $7.8 million increase in tax benefits from the exercises of stock options during the first half of 2005.

Cash used in investing activities was $9.7 million for the six-months ended June 30, 2005 compared to $6.8 million used during the same period in 2004. The Company has existing letters of credit for insurance on its automobile fleet in its Ventiv Commercial Services business unit. Any increases in these letters of credit and changes in the principal of client escrow accounts constitute the increases in restricted cash. These letters of credit have been fully cash collateralized by the Company in both the first six months of 2004 and 2005. In 2005, the Company entered into a Deferred Compensation Plan for certain key employees and funded the liability with a corporate-owned life insurance (“COLI”) program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. In 2005, the Company invested approximately $1.0 million in the COLI program. In addition, the Company paid approximately $0.9 million during the first half of 2005 in matters relating to 2004 acquisitions, versus $6.7 million of purchase price for the acquisition of Franklin in June 2004. In 2005, the Company also paid approximately $5.2 million of cash relating to 2004 earn-outs, the majority of which was accrued at the end of 2004. Finally, investing activities also included capital expenditures of approximately $2.9 million and $2.1 million for the six-months ended June 30, 2005 and 2004, respectively. These expenditures mainly relate to computer equipment purchased as a result of the increased business from several new contracts.

Cash used in financing activities was $3.0 million and $3.4 million for the six-months ended June 30, 2005 and 2004, respectively. During the six-months ended June 30, 2005, the Company received $3.4 million of proceeds from the exercise of stock options, versus $1.6 million in the six-months ended June 30, 2004. Also, the Company made capital lease payments of $6.4 million and $5.0 million for the same periods in 2005 and 2004, respectively, under the fleet lease agreement in its Ventiv Commercial Services business unit.

On March 29, 2002, we entered into an asset-based lending agreement with Wells Fargo Foothill, Inc., providing for a maximum borrowing amount of $50 million. This agreement expired on March 31, 2005. Ventiv did not have any amounts outstanding under the credit facility in 2005 and 2004. We will seek to enter into a replacement credit facility and do not believe that the absence of a credit facility during the intervening period will materially impact our liquidity.

A summary of our contractual obligations and commercial commitments as of June 30, 2005 are as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Capital lease obligations (a)	$33,338	$11,910	$18,270	$3,158	$--
Operating leases (b)	30,508	6,818	11,392	6,629	5,669
Total obligations	$63,846	$18,728	$29,662	$9,787	$5,669

(a)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of June 30, 2005 but will be recorded as incurred.
(b)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

The acquisition agreements entered into in connection with the Smith Hanley, Franklin, HHI and PRS transactions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risk Factors

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

ITEM 4. Controls and Procedures

    As reported in our 10-K for the year ended December 31, 2004, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting and concluded that our system of internal control over financial reporting was effective as of December 31, 2004. During the second quarter of 2005, management identified a material weakness in internal controls at Ventiv Clinical Services that resulted in a reporting error that was not material to the overall presentation of Ventiv’s financial statements in accordance with generally accepted accounting principles. The businesses making up Ventiv Clinical Services were acquired during the fourth quarter of 2004 and, as permitted by applicable SEC rules, were excluded from the scope of our internal control assessment at December 31, 2004. As of the date of this filing, we have taken all steps necessary to fully remediate this material weakness in our internal control over financial reporting, and our Internal Audit department has evaluated the relevant internal controls and identified no exceptions. These internal controls will be subjected to testing by Ventiv’s internal and external auditors in connection with management’s annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2005 solely because of a material weakness in internal controls that did not result in a material reporting error.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting other than the remediation actions referred to above, part of which was completed during the quarter ended June 30, 2005 and the remainder of which was subsequently completed.

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

ITEM 2. Recent Sales of Unregistered Securities

During the three-months ended June 30, 2005, we issued the following unregistered securities:

•                  On April 11, 2005, we issued 25,206 shares of common stock pursuant to the “earn-out” provision in the asset purchase agreement relating to our acquisition of the net assets of Franklin.  These shares were issued in reliance on Section 4(2) of the Securities Act.
•                  On March 23, 2005, we issued 111,225 shares of common stock pursuant to the “earn-out” provision in the asset purchase agreement relating to our acquisition of the net assets of Smith Hanley.  These shares were issued in reliance on Section 4(2) of the Securities Act.

ITEM 4.     Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 15, 2005, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of seven directors to the Board of Directors for a term of one year, expiring at the 2006 Annual Meeting:

	For	Withheld
Daniel M. Snyder	23,765,581	471,996
Eran Broshy	23,769,705	467,872
A. Clayton Perfall	23,725,434	512,143
Donald Conklin	23,083,983	1,153,594
John R. Harris	23,770,959	466,618
Per G.H. Lofberg	23,114,999	1,122,578
Mark E. Jennings	23,771,379	466,198

(ii) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2005:

	For	Withheld	Abstain	Unvoted
Deloitte & Touche LLP ratification	24,073,252	13,240	151,085	--

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of June 21, 2005, Items 1.01, 5.03 and Item 9.01, regarding a change in a Board member’s compensation, awards of restricted shares to Board members, amended Company’s current form of restricted stock agreement for executive officers and amended and restated Company By-laws.

Current Report on Form 8-K, filed as of May 13, 2005, Item 2.02 and Item 9.01, containing the conference call script and related non-GAAP financial information released during the Company’s earnings conference call held on May 9, 2005 regarding financial results for the first quarter ended March 31, 2005.

Current Report on Form 8-K, filed as of May 9, 2005, Item 2.02 and Item 9.01, regarding the Company’s release of financial information for the first quarter ended March 31, 2005 on May 9, 2005.

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

VENTIV HEALTH, INC.

Date: August 9, 2005	By:	/S/ John R. Emery

John R. Emery Chief FinancialOfficer