Form 10-Q
period 2005-09-30
VENTIV HEALTH INC
filed 2005-11-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Common Stock, par value $0.001, 27,633,988 shares outstanding as of October 31, 2005.

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005
and December 31, 2004 (unaudited)	1

Condensed Consolidated Income Statements for the three and nine-months
ended September 30, 2005 and 2004 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine-months
ended September 30, 2005 and 2004 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 13

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	14 - 25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4. Controls and Procedures	26

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 2. Recent Sales of Unregistered Securities	27

ITEM 6. Exhibits and Reports on Form 8-K	27

SIGNATURES	28

EXHIBITS	29 - 32

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

VENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and equivalents	$52,054	$50,809
Restricted cash	3,838	2,488
Accounts receivable, net of allowances for doubtful accounts of $1,678
and $1,980 at September 30, 2005 and December 31, 2004, respectively	76,797	56,534
Unbilled services	35,382	36,130
Prepaid expenses and other current assets	3,930	2,755
Current deferred tax assets	13,271	8,226
Total current assets	185,272	156,942
Property and equipment, net	35,403	40,226
Goodwill	73,640	64,823
Other intangibles, net	24,252	21,370
Deferred tax assets	5,819	3,583
Deposits and other assets	3,442	508
Total assets	$327,828	$287,452

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,985	$12,004
Accrued payroll, accounts payable and accrued expenses	44,507	56,076
Current income tax liabilities	14,308	12,113
Client advances and unearned revenue	6,102	9,184
Total current liabilities	75,902	89,377
Capital lease obligations, net of current portion	18,936	24,898
Other non-current liabilities	4,510	733
Total liabilities	99,348	115,008

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at September 30, 2005 and December 31, 2004, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 27,114,042 and
25,705,012 shares issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	27	26
Additional paid-in-capital	216,525	193,061
Deferred compensation	(2,682)	(420)
Accumulated other comprehensive earnings	256	320
Accumulated earnings (deficit)	14,354	(20,543)
Total stockholders' equity	228,480	172,444
Total liabilities and stockholders' equity	$327,828	$287,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,

	2005	2004	2005	2004
Revenues	$128,359	$88,853	$381,005	$234,735
Operating expenses:
Cost of services	97,764	72,022	291,236	188,629
Selling, general and administrative expenses	16,726	8,604	48,082	22,174
Restructuring	--	--	--	(264)
Total operating expenses	114,490	80,626	339,318	210,539

Operating income	13,869	8,227	41,687	24,196
Interest expense	(332)	(226)	(1,042)	(607)
Interest income	335	203	841	428
Income from continuing operations before income Taxes	13,872	8,204	41,486	24,017
Income tax benefit (provision)	1,161	(3,117)	(8,229)	(9,126)
Income from continuing operations	15,033	5,087	33,257	14,891

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	78	223	1,640	2,131
Net income from discontinued operations	78	223	1,640	2,131

Net income	$15,111	$5,310	$34,897	$17,022

Earnings per share (see Note 5):
Continuing operations:
Basic	$0.56	$0.21	$1.25	$0.63
Diluted	$0.53	$0.20	$1.19	$0.59
Discontinued operations:
Basic	$0.00	$0.01	$0.06	$0.09
Diluted	$0.01	$0.01	$0.06	$0.09
Net income:
Basic	$0.56	$0.22	$1.31	$0.72
Diluted	$0.54	$0.21	$1.25	$0.68
Weighted average common shares outstanding:
Basic	26,943	23,851	26,604	23,520
Diluted	28,132	25,500	27,890	25,056

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Nine-Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$33,257	$14,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,720	11,250
Amortization	988	80
Deferred taxes	(7,281)	365
Restricted stock compensation expense	399	67
Tax benefit from stock option exercises	8,463	--
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(19,738)	166
Unbilled services	1,395	(1,175)
Prepaid expenses and other current assets	(1,093)	(1,433)
Accrued payroll, accounts payable and accrued expenses	(2,471)	11,625
Current income tax liabilities	2,195	7,974
Client advances and unearned revenue	(3,082)	3,706
Other	2,253	(160)
Net cash provided by continuing operations	28,005	47,356
Net cash provided by discontinued operations	28	34
Net cash provided by operating activities	28,033	47,390

Cash flows from investing activities:
Investment in restricted cash principal balances	(1,350)	(3,515)
Investment in cash value of life insurance policies	(1,370)	--
Cash paid for acquisitions, net of cash acquired	(10,547)	(6,932)
Acquisition earn-out payments	(5,181)	--
Proceeds from disposals of discontinued operations	1,612	2,097
Proceeds from rebates on car leases	2	3,550
Purchases of property and equipment	(4,025)	(4,151)
Net cash used in investing activities	(20,859)	(8,951)

Cash flows from financing activities:
Repayments of capital lease obligations	(10,721)	(7,682)
Proceeds from exercise of stock options	4,856	2,036
Net cash used in financing activities	(5,865)	(5,646)

Effect of exchange rate changes	(64)	16

Net increase in cash and equivalents	1,245	32,809
Cash and equivalents, beginning of period	50,809	54,970
Cash and equivalents, end of period	$52,054	$87,779

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,051	$575
Cash paid for income taxes	$4,865	$920
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$7,895	$9,616
Vehicles disposed through capital lease agreements	$1,053	$--
Stock issuance related to acquisitions	$7,360	$3,580

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

1. Organization, Business and Basis of Presentation:

Ventiv Health Inc. (together with its subsidiaries “Ventiv ” or the “Company”) is a leading provider of commercialization services to the pharmaceutical and life sciences industries. Ventiv provides pharmaceutical sales, marketing and clinical services spanning late-stage clinical through commercialization to over 150 pharmaceutical, biotech, specialty and emerging companies, including 18 of the top 20 global pharmaceutical companies. Ventiv’s customized clinical, sales, marketing and communications services span a wide variety of areas, including:

•	sales and marketing teams;

•	planning and analytics;

•	sample accountability and patient assistance;

•	marketing support services;

•	professional development and training;

•	advertising and communication agencies;

•	branding consultation;

•	interactive communication development;

•	medical education;

•	clinical staffing and recruitment;

•	clinical analysis and data management; and

•	clinical support.

Over almost three decades, our businesses have provided customized solutions and helped our clients achieve their business objectives.

Through September 30, 2005, we served our clients primarily through the following two business units:

•
Ventiv Commercial Services, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area; and

•
Ventiv Clinical Services, which consists of the following businesses acquired during the fourth quarter of 2004: Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to clinical staffing and data collection and management.

In October 2005, we acquired inChord Communications, Inc. (“inChord”), a global healthcare marketing and communications company, which formed our third segment, Ventiv Communication Services, as more fully discussed below. This segment provides services related to pharmaceutical advertising, branding, interactive communication development and medical education.

In 2004, we managed three operating segments: Ventiv Commercial Services, Ventiv Clinical Services and Ventiv Analytic Services. As a result of the fourth quarter 2004 acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit, which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes. In August 2005, Ventiv acquired Pharmaceutical Resource Solutions, Inc. (“PRS”), a provider of compliance management and marketing support services based in Horsham, Pennsylvania; PRS is included in the Ventiv Commercial Services segment from the date of its acquisition. In October 2005, Ventiv acquired inChord, a healthcare marketing and communications company, which will be reported in a separate operating segment, Ventiv Communication Services, from the date of its acquisition. The foregoing acquisitions are described more fully in footnote 3 below.

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated financial position as of September 30, 2005 and December 31, 2004, the condensed consolidated income statements of the Company for the three and nine-months ended September 30, 2005 and 2004 and the condensed consolidated cash flows for the nine-months ended September 30, 2005 and 2004. Operating results for the three and nine-months ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment , which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees(“APB 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Acquisitions:

In October 2005, Ventiv completed the previously-announced acquisition of all of the outstanding capital stock of inChord for approximately $193.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, which have not yet been finalized. To help finance the transaction, Ventiv entered into a Credit Agreement, dated October 5, 2005, which provides for a term loan of $175 million, a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility. The obligations under the Credit Agreement are secured by substantially all of Ventiv’s assets. The transaction was consummated pursuant to a definitive agreement dated September 6, 2005. Ventiv acquired inChord to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The results of inChord will be reflected in the newly-formed Ventiv Communication Services segment starting in the fourth quarter of 2005.

In August 2005, Ventiv acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which we acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The results of PRS have been reflected in the Ventiv Commercial Services segment since the date of acquisition. Pro forma financial statements were not presented as the acquisition was not deemed significant. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of PRS’s assets acquired and liabilities assumed may be necessary as additional information becomes available and a third-party valuation of certain intangible assets is finalized.

In November 2004, Ventiv acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. We acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The results of Smith Hanley have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In June 2004, Ventiv acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. Franklin’s financial results have been reflected in the Ventiv Commercial Services segment since the date of acquisition.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Employee Stock Compensation:

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (“SFAS No. 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB 25, and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.

The following table illustrates the effect on net income and net earnings per share attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Net income attributable to common shareholders, as reported	$15,111	$5,310	$34,897	$17,022
Less: stock-based employee compensation expense determined under the fair value method, net of related income taxes	(647)	(429)	(2,967)	(1,094)
Pro forma net income	$14,464	$4,881	$31,930	$15,928

Net earnings per share attributable to common shareholders:
As reported: Basic	$0.56	$0.22	$1.31	$0.72
As reported: Diluted	$0.54	$0.21	$1.25	$0.68
Pro forma: Basic	$0.54	$0.20	$1.20	$0.68
Pro forma: Diluted	$0.51	$0.19	$1.14	$0.64

The per share weighted-average fair value of stock options granted during the three-months ended September 30, 2005 was not applicable as no stock options were granted. The per share weighted-average fair value of stock options granted during the three-months ended September 30, 2004 was $11.10 per share. In addition, during the nine-months ended September 30, 2005 and 2004, the per share weighted-average fair values of stock options granted were $14.13 and $10.93 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Options
	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.01%	3.36%	4.13%	3.45%
Expected volatility	82%	88%	84%	88%
Expected life of options	4.0 yrs	5.1 yrs	4.0 yrs	4.8 yrs

5. Earnings Per Share (“EPS”):

Basic earnings per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net income per share when their inclusion would be antidilutive. The diluted EPS from discontinued operations exceeds the basic EPS from discontinued operations by $0.01 for the three-months ended September 30, 2005 due to a rounding adjustment to ensure that the EPS from continuing operations and net EPS are stated properly on the face of the Company’s Condensed Consolidated Income Statements.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$15,033	$5,087	$33,257	$14,891
Weighted average number of common shares outstanding	26,943	23,851	26,604	23,520
Basic EPS from continuing operations	$0.56	$0.21	$1.25	$0.63

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$15,033	$5,087	$33,257	$14,891

Weighted average number of common shares outstanding	26,943	23,851	26,604	23,520
Stock options (1)	1,155	1,644	1,269	1,532
Restricted stock awards (2)	34	5	17	4
Total diluted common shares outstanding	28,132	25,500	27,890	25,056

Diluted EPS from continuing operations	$0.53	$0.20	$1.19	$0.59

(1) For the three and nine-months ended September 30, 2005, 59,332 shares and 62,310 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods. Similarly, for the three and nine-months ended September 30, 2004, 273,459 shares and 117,157 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

(2) For the three and nine-months ended September 30, 2005, 734 shares and 893 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

6. Significant Clients:

    During the nine-months ended September 30, 2005, three clients accounted for approximately 16%, 12% and 10%, individually, of the Company's total revenues across our Ventiv Commercial Services and Ventiv Clinical Services segments. For the nine-months ended September 30, 2004, three clients accounted for approximately 21%, 17% and 12%, individually, of the Company's total revenues primarily in our Ventiv Commercial Services segment (Ventiv Clinical Services was established in October 2004).

7. Restricted Cash:

In June 2005, the Company pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the Ventiv Clinical Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheet as of September 30, 2005.

In January 2005, Ventiv pledged additional cash as collateral of approximately $1.0 million, for a total of approximately $2.0 million, on an existing outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the Ventiv Commercial Services segment, opened in January 2004. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, approximately $2.0 million and $1.0 million has been restricted from use for general purposes and classified accordingly in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, respectively.

In March 2003, the Company pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to another fleet leasing arrangement for the Ventiv Commercial Services segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.8 million and $0.7 million held in escrow on behalf of clients and was included in restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.

8. Goodwill and Other Intangible Assets:

Goodwill consists of the following:
	September 30,	December 31,
(in thousands)	2005	2004
Ventiv Commercial Services	$37,262	$28,314	(1)
Ventiv Clinical Services	36,378	36,509	(2)
Total	$73,640	$64,823

Other intangible assets consist of the following:

	September 30, 2005			December 31, 2004
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$10,987	$(1,195)	$9,792	$7,567	$(282)	$7,285
Noncompete agreement	690	(65)	625	240	(5)	235
Other	260	(185)	75	260	(170)	90
Total definite-life intangibles	11,937	(1,445)	10,492	8,067	(457)	7,610
Tradename	13,760	--	13,760	13,760	--	13,760
Total other intangibles (1)	$25,697	$(1,445)	$24,252	$21,827	$(457)	$21,370

(1) The $3.9 million increase in total gross other intangibles arises from the acquisition of PRS.

The 2004 and 2005 business combinations discussed in footnote 3 above resulted in approximately $53.0 million of goodwill (all of which is expected to be deductible for tax purposes) and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$13,760	Indefinite
Customer relationships	10,987	7.8 years
Noncompete agreement	690	4.7 years
Total	$25,437

Amortization expense, based on intangibles subject to amortization held at September 30, 2005, is expected to be $0.4 for the last three months of 2005, $1.7 million annually from 2006 through 2008, $1.3 million in 2009 and $3.7 million thereafter.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$15,111	$5,310	$34,897	$17,022
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(16)	(3)	(64)	16
Comprehensive earnings	$15,095	$5,307	$34,833	$17,038

All of other comprehensive earnings in equity at September 30, 2005 relates to foreign currency translation adjustments.

10. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Ventiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $7.9 million and $9.6 million during the nine-month periods ended September 30, 2005 and 2004, respectively. The Company also incurred net disposals of $5.2 million and $2.2 million during the nine-months ended September 30, 2005 and 2004, respectively.

A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Long term debt obligations (a)	$175,000	$1,750	$3,500	$3,500	$166,250
Capital lease obligations (b)	29,921	10,985	16,130	2,806	--
Operating leases (c)	28,908	6,811	10,768	6,415	4,914
Total obligations	$233,829	$19,546	$30,398	$12,721	$171,164

(a)	These future commitments represent the principal payments under the $175 million term loan, which was entered into after September 30, 2005, as previously discussed.
(b)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of September 30, 2005 but will be recorded as incurred.
(c)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Deferred Compensation:

On November 22, 2004, Ventiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by Ventiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $1.5 million was included in other liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at September 30, 2005 was approximately $1.4 million and is currently classified in Deposits and other assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2005.

12.  Additional Paid-In-Capital:
The following table describes 2005 activity in our Additional Paid-In-Capital account:

(in thousands)	Additional Paid-In- Capital
Balance at December 31, 2004	$193,061
Exercise of stock options	4,856
Issuance of restricted shares	2,662
Consultant compensation	124
Tax benefit from exercise of employee stock options	8,463
Issuance of shares in connection with earn-outs for 2004 acquisitions	3,255
Issuance of shares for 2005 acquisitions	4,104
Balance at September 30, 2005	$216,525

13. Discontinued Operations:

For the nine-months ended September 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $1.6 million and $2.1 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units. The maximum contingency payments relating to the Germany-based unit is approximately EUR 5.0 million contingent on the unit’s performance measurements. To date, the Company received approximately EUR 2.8 million or $3.4 million.

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

In August 2005, Ventiv acquired PRS, which is reported in the Ventiv Commercial Services segment from the date of its acquisition. In October 2005, Ventiv acquired inChord, which will be reported in a separate operating segment, Ventiv Communication Services, from the date of its acquisition. The Company identified the Ventiv Commercial Services, Ventiv Communication Services and Ventiv Clinical Services segments as the three primary operating segments based on the way management makes operating decisions and assesses performance.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Subsequent to the inChord acquisition, which formed the Ventiv Communication Services’ segment in October 2005, Ventiv's 2005 reportable segments are:
•
Ventiv Commercial Services, which includes our outsourced sales and marketing teams, planning and analytics services, compliance and patient assistance businesses, marketing support services, professional development and training, and sales representative recruitment in the commercial services area;

•	Ventiv Communication Services, which provides services related to pharmaceutical advertising, branding, marketing and medical education;
•	Ventiv Clinical Services, which provides recruitment, clinical staffing and data collection and management; and
•	Other, which encompasses the activities of the corporate management group.

For the three-months ended September 30, 2005 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$98,055	$30,388	$--	$128,443
Less: Intersegment revenues	84	--	--	84
Reported revenues	97,971	30,388	--	128,359
Depreciation and amortization	4,266	310	22	4,598
Interest expense	325	--	7	332
Interest income	41	9	285	335
Income (losses) from continuing operations, before income taxes	13,431	2,834	(2,393)	13,872

For the three-months ended September 30, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$88,929	$--	$--	$88,929
Less: Intersegment revenues	76	--	--	76
Reported revenues	88,853	--	--	88,853
Depreciation and amortization	3,758	--	19	3,777
Interest expense	152	--	74	226
Interest income	12	--	191	203
Income (losses) from continuing operations, before income taxes	$10,129	$--	$(1,925)	$8,204

For the nine-months ended September 30, 2005 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$298,583	$82,854	$--	$381,437
Less: Intersegment revenues	424	8	--	432
Reported revenues	298,159	82,846	--	381,005
Depreciation and amortization	12,712	931	65	13,708
Interest expense	928	--	114	1,042
Interest income	100	21	720	841
Income (losses) from continuing operations, before income taxes	40,492	6,941	(5,947)	41,486

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the nine-months ended September 30, 2004 (in thousands):

	Ventiv Commercial Services	Ventiv Clinical Services	Other	Total
Revenues	$235,018	$--	$--	$235,018
Less: Intersegment revenues	283	--	--	283
Reported Revenues	234,735	--	--	234,735
Depreciation and amortization	11,280	--	50	11,330
Restructuring	249	--	15	264
Interest expense	391	--	216	607
Interest income	26	--	402	428
Income (losses) from continuing operations, before income taxes	$28,959	$--	$(4,942)	$24,017

	September 30, 2005	December 31, 2004
	(in thousands)
Total Assets:
Ventiv Commercial Services	$240,893	$201,613
Ventiv Clinical Services	81,041	73,970
Other*	5,894	11,869
Total assets	$327,828	$287,452
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

Overview

Ventiv Health Inc. (together with its subsidiaries “Ventiv” or the “Company”) is a leading provider of commercialization services to the pharmaceutical and life sciences industries. Ventiv provides pharmaceutical sales, marketing and clinical services spanning late-stage clinical through commercialization to over 150 pharmaceutical, biotech, specialty and emerging companies, including 18 of the top 20 global pharmaceutical companies. Ventiv’s customized clinical, sales, marketing and communications services span a wide variety of areas, including:

•	sales and marketing teams;

•	planning and analytics;

•	sample accountability and patient assistance;

•	marketing support services;

•	professional development and training;

•	advertising and communication agencies;

•	branding consultation;

•	interactive communication development;

•	medical education;

•	clinical staffing and recruitment;

•	clinical analysis and data management; and

•	clinical support.

Over almost three decades, our businesses have provided customized solutions and helped our clients achieve their business objectives.

Through September 30, 2005, we served our clients primarily through the following two business units:

•
Ventiv Commercial Services, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area; and

•
Ventiv Clinical Services, which consists of the following businesses acquired during the fourth quarter of 2004: Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus (collectively “Smith Hanley”) and HHI Clinical & Statistical Research Services (“HHI”). This segment provides services related to clinical staffing, and data collection and management.

In October 2005, we acquired inChord Communications, Inc. (“inChord”), a global healthcare marketing and communications company, which formed our third segment, Ventiv Communication Services, as more fully discussed below. This segment provides services related to pharmaceutical advertising, branding, interactive communication development and medical education.

In 2004, we managed three operating segments: Ventiv Commercial Services, Ventiv Clinical Services and Ventiv Analytic Services. As a result of the fourth quarter 2004 acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit, which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of Ventiv Commercial Services for operating and segment reporting purposes. In August 2005, Ventiv acquired Pharmaceutical Resource Solutions, Inc. (“PRS”), a provider of compliance management and marketing support services based in Horsham, Pennsylvania; PRS is included in the Ventiv Commercial Services segment from the date of its acquisition. In October 2005, Ventiv acquired inChord, a healthcare marketing and communications company, which will be reported in a separate operating segment, Ventiv Communication Services from the date of its acquisition.

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

During the nine months ended September 30, 2005, we won several new contracts mainly comprised of small to mid-size clients looking to enter new markets or looking to build infrastructure, including NPS and Connetics. These wins were offset by certain contract conversions, mainly as described below relating to ALTANA Pharma (“ALTANA”).

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

In July 2005, approximately 226 sales representatives from one of our ALTANA sales teams were converted from full-time Ventiv employees to full-time ALTANA employees. Approximately 248 sales representatives from our other ALTANA sales team continue to service our continuing ALTANA contract.

Acquisitions

In October 2005, Ventiv completed the previously-announced acquisition of all of the outstanding capital stock of inChord for approximately $193.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, which have not yet been finalized. To help finance the transaction, Ventiv entered into a Credit Agreement, dated October 5, 2005, which provides for a term loan of $175 million, a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility. The obligations under the Credit Agreement are secured by substantially all of Ventiv’s assets. The transaction was consummated pursuant to a definitive agreement dated September 6, 2005. Ventiv acquired inChord to expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The results of inChord will be reflected in the newly-formed Ventiv Communication Services segment starting in the fourth quarter of 2005.

In August 2005, Ventiv acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which we acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The results of PRS have been reflected in the Ventiv Commercial Services segment since the date of acquisition. Pro forma financial statements were not presented as the acquisition was not deemed significant. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of PRS’s assets acquired and liabilities assumed may be necessary as additional information becomes available and a third-party valuation of certain intangible assets is finalized.

In November 2004, Ventiv acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements Ventiv's Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. Ventiv will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The results of HHI have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. We acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, of which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The results of Smith Hanley have been reflected in Ventiv Clinical Services segment since the date of acquisition.

In June 2004, Ventiv acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. Ventiv paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. Ventiv is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. Franklin’s financial results have been reflected in the Ventiv Commercial Services segment since the date of acquisition.

Divesting Transactions

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. The following table summarizes the additional contingent consideration we received subsequent to these divestitures:

Operation	Consideration at Closing	Additional Consideration
Alpharetta, Georgia-based business unit	$0.9 million in cash	Up to $0.5 million in contingent payments based on results of divested unit (all received as of September 30, 2005)
Ventiv Health Germany	EUR 6.2 million ($6.1 million) in cash	Up to EUR 5.0 million payable from future earnings of the business (EUR 2.8 million or $3.4 million received through September 30, 2005)
Hungary-based contract sales business	$0.3 million in cash	Up to $0.3 million (all received as of September 30, 2005)

Three-Months Ended September 30, 2005 Compared to Three-Months Ended September 30, 2004

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended September 30,
	2005		2004
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
Ventiv Commercial Services	$97,971	76.3%	$88,853	100.0%
Ventiv Clinical Services	30,388	23.7%	--	--
Other	--	--	--	--
Total revenues	128,359	100.0%	$88,853	100.0%

Cost of services:
Ventiv Commercial Services	77,687	79.3%	72,022	81.1%
Ventiv Clinical Services	20,077	66.1%	--	--
Other	--	--	--	--
Total cost of services	97,764	76.2%	72,022	81.1%

Selling, general and administrative expenses	16,726	13.0%	8,604	9.7%

Total operating income	$13,869	10.8%	$8,227	9.2%
Interest expense	(332)	(0.3)%	(226)	(0.3)%
Interest income	335	0.3%	203	0.3%
Income from continuing operations before income taxes	13,872	10.8%	8,204	9.2%
Income tax benefit (provision)	1,161	0.9%	(3,117)	(3.5)%
Income from continuing operations	15,033	11.7%	5,087	5.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	78	0.1%	223	0.3%
Income from discontinued operations	78	0.1%	223	0.3%

Net Income	$15,111	11.8%	$5,310	6.0%

Earnings per share:
Continuing operations:
Basic	$0.56		$0.21
Diluted	$0.53		$0.20
Discontinued operations:
Basic	$0.00		$0.01
Diluted	$0.01		$0.01
Net Income:
Basic	$0.56		$0.22
Diluted	$0.54		$0.21

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Revenues: Revenues increased by approximately $39.5 million, or 44.5%, to $128.4 million in the three-month period ended September 30, 2005, from $88.9 million in the three-months ended September 30, 2004.

Revenues in our Ventiv Commercial Services business were $98.0 million, an increase of $9.1 million or 10.3% from the $88.9 million in the same period in 2004, and accounted for 76.3% of total Ventiv revenues for the three-months ended September 30, 2005. This increase resulted primarily from new contracts won, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, such as a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins were offset by decreases attributable to certain contract conversions, including ALTANA, as described in Recent Business Developments; Watson’s election to terminate its sales force contract effective August 1, 2004; and the redeployment of Bayer representatives from older contracts to new multi-year contracts with other clients, as discussed previously. Finally, Ventiv acquired PRS in August 2005, contributing additional revenue during the third quarter of 2005.

The newly acquired companies comprising Ventiv Clinical Services have contributed approximately $30.4 million in additional revenues for the third quarter of 2005. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies. Since the acquisitions occurred during the fourth quarter of 2004, there are no related revenues for the three-months ended September 30, 2004.

Costs of Services: Costs of services increased by approximately $25.8 million or 35.7%, to $97.8 million this fiscal quarter from $72.0 million in the three-month period ended September 30, 2004. Costs of services decreased as a percentage of revenues to 76.2% from 81.1% in the three-month periods ended September 30, 2005 and 2004, respectively.

Costs of services at the Ventiv Commercial Services business increased by approximately $5.7 million, or 7.9%, to $77.7 million in the third quarter of 2005 from $72.0 million in the third quarter of 2004. This variance is slightly lower than the increase in revenue between the related periods. Costs of services were 79.3% of Ventiv Commercial Services revenue in the third quarter of 2005, compared to 81.1% in the third quarter of 2004. The decrease of costs of services as a percentage of revenue in 2005 as compared to 2004 was attributable to ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

The Clinical Services segment contributed approximately $20.1 million to cost of sales. Costs of services represented approximately 66.1% of Ventiv Clinical Services revenues during this period. Since the acquisitions occurred during the fourth quarter of 2004, there is no related cost of services for the three-months ended September 30, 2004.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $8.1 million, or 94.4%, to $16.7 million from $8.6 million in the three-month periods ended September 30, 2005 and 2004, respectively. This increase was primarily due to SG&A expenses incurred at the newly-acquired Franklin, PRS and Smith Hanley divisions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at Ventiv Commercial Services remained at approximately $6.6 million for the quarters ended September 30, 2005 and 2004. Increased compensation levels in 2005 versus 2004 were offset by ongoing cost savings measures implemented by management to align the support and infrastructure of the Company with the current level of operations.

SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $7.5 million in the third quarter of 2005. Since the acquisitions occurred during the fourth quarter of 2004, there is no related SG&A for the three-months ended September 30, 2004.

Other SG&A was approximately $2.7 million for the three-months ended September 30, 2005, an increase of approximately $0.6 million or 30.8% from $2.0 million for the three-months ended September 30, 2004. The increase was mainly related to increases in professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. The 2004 acquisitions will result in increased accounting fees for the 2005 audit of the Company’s consolidated financial statements and internal controls since the acquired entities were not included in management’s 2004 assessment of internal controls over financial reporting. In addition, the Company hired additional staff in internal audit, among other things, to assist us in 2005 with the current year assessment.

Provision for Income Taxes: During the third quarter of 2005, Ventiv recorded a tax benefit of approximately $6.7 million primarily related to the reversal of reserves for net operating losses created by the divestiture and shutdown of certain former subsidiaries. Management believes it is more likely than not that the Company will be able to utilize certain net operating losses to offset current and future earnings. Prior to this tax benefit, Ventiv’s quarterly effective tax rate was 39.8% for the three-month period ended September 30, 2005. Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the three-month period ended September 30, 2004. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the three-months ended September 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $0.1 million and $0.2 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units.

Net Income and Earnings Per Share: Ventiv’s net income increased by approximately $9.8 million to $15.1 million, from net income of $5.3 million in the three-months ended September 30, 2005 and 2004, respectively. Diluted earnings per share increased to earnings of $0.54 per share for the three-month period ended September 30, 2005 from earnings of $0.21 per share for the three-month period ended September 30, 2004.  Operating results were higher due to increased revenues from certain contracts and additional revenues from the 2004 acquisitions. Also, as described above, Ventiv recorded a one-time tax benefit of approximately $6.7 million during the three months ended September 30, 2005.

Nine-Months Ended September 30, 2005 Compared to Nine-Months Ended September 30, 2004

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Nine-Months Ended September 30,
	2005		2004
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
Ventiv Commercial Services	$298,159	78.3%	$234,735	100.0%
Ventiv Clinical Services	82,846	21.7%	--	--
Other	--	--	--	--
Total revenues	381,005	100.0%	$234,735	100.0%

Cost of services:
Ventiv Commercial Services	236,881	79.4%	188,629	80.4%
Ventiv Clinical Services	54,355	65.6%	--	--
Other	--	--	--	--
Total cost of services	291,236	76.4%	188,629	80.4%

Selling, general and administrative expenses	48,082	12.6%	22,174	9.4%

Restructuring	--	--	(264)	(0.1)%

Total operating income	$41,687	10.9%	$24,196	10.3%
Interest expense	(1,042)	(0.3)%	(607)	(0.3)%
Interest income	841	0.3%	428	0.2%
Income from continuing operations before income taxes	41,486	10.9%	24,017	10.2%
Income tax provision	(8,229)	(2.2)%	(9,126)	(3.9)%
Income from continuing operations	33,257	8.7%	14,891	6.3%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,640	0.5%	2,131	0.9%
Income from discontinued operations	1,640	0.5%	2,131	0.9%

Net Income	$34,897	9.2%	$17,022	7.3%

Earnings per share:
Continuing operations:
Basic	$1.25		$0.63
Diluted	$1.19		$0.59
Discontinued operations:
Basic	$0.06		$0.09
Diluted	$0.06		$0.09
Net income:
Basic	$1.31		$0.72
Diluted	$1.25		$0.68

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Revenues: Revenues increased by approximately $146.3 million, or 62.3%, to $381.0 million in the nine-months ended September 30, 2005, from $234.7 million in the nine-months ended September 30, 2004.

Revenues in our Ventiv Commercial Services business were $298.2 million, an increase of $63.5 million or 27.0% from the $234.7 million in the same period in 2004, and accounted for 78.3% of total Ventiv revenues for the nine-months ended September 30, 2005. This increase resulted primarily from new contracts won, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and included contracts amounting to an additional 765 sales representatives during the first half of 2004, and an additional 245 sales representatives during the first half of 2005; a new contract with Aventis for approximately 452 sales representatives during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms totaling over 400 sales representatives during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to contract conversions of certain clients, including ALTANA, as discussed in Recent Business Developments; Watson’s election to terminate its sales force contract effective August 1, 2004; and the redeployment of Bayer representatives from older contracts to new multi-year contracts with other clients, as discussed previously. Also, Ventiv acquired Franklin on June 9, 2004, resulting in approximately $19.0 million of revenue during the nine-months ended September 30, 2005, and approximately $7.7 million of revenue from June 9 through September 30, 2004. Finally, Ventiv acquired PRS in August 2005, contributing additional revenue during the third quarter of 2005.

The newly acquired companies comprising Ventiv Clinical Services have contributed approximately $82.8 million in additional revenues for the first nine months of 2005. Ventiv Clinical Services’ clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies. Since the acquisitions occurred during the fourth quarter of 2004, there are no related revenues for the nine-months ended September 30, 2004.

Costs of Services: Costs of services increased by approximately $102.6 million or 54.4%, to $291.2 million during the nine-months ended September 30, 2005 from $188.6 million in the nine-months ended September 30, 2004. Costs of services decreased as a percentage of revenues to 76.4% from 80.4% in the nine-months ended September 30, 2005 and 2004, respectively.

Costs of services at the Ventiv Commercial Services business increased by approximately $48.3 million, or 25.6%, to $236.9 million during the nine-months ended September 30, 2005 from $188.6 million during the nine-months ended September 30, 2004. This variance corresponds closely to the increase in revenue between the related periods. Costs of services were 79.4% of Ventiv Commercial Services revenue in the nine-months ended September 30, 2005, compared to 80.4% during the similar period in 2004.

The Clinical Services segment contributed approximately $54.4 million to cost of sales for the nine-months ended September 30, 2005. Costs of services represented approximately 65.6% of Ventiv Clinical Services revenues during this period. Since the acquisitions occurred during the fourth quarter of 2004, there is no related cost of services for the nine-months ended September 30, 2004.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $25.9 million, or 116.8%, to $48.1 million from $22.2 million in the nine-month periods ended September 30, 2005 and 2004, respectively. This increase was primarily due to SG&A expenses incurred at the newly acquired Franklin, PRS and Smith Hanley divisions, increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002, and increased compensation levels in 2005 versus 2004.

SG&A expenses at Ventiv Commercial Services increased by approximately $3.0 million, or 17.2%, to $20.0 million in the nine-months ended September 30, 2005 from $17.0 million incurred during the nine-months ended September 30, 2004. This increase was due to SG&A expenses from the acquisition of Franklin in June 2004 and PRS in August 2005, and increased compensation levels in 2005 versus 2004.

SG&A expenses at our newly acquired Ventiv Clinical Services businesses were approximately $21.6 million during the nine-months ended September 30, 2005. Since the acquisitions occurred during the fourth quarter of 2004, there is no related SG&A for the nine-months ended September 30, 2004.

Other SG&A was approximately $6.5 million for the nine-months ended September 30, 2005, an increase of approximately $1.4 million or 27.4% from $5.1 million for the nine-months ended September 30, 2004. The increase was mainly related to increases in professional fees primarily related to our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002. The 2004 acquisitions will result in increased accounting fees for the 2005 audit of the Company’s consolidated financial statements and internal controls since the acquired entities were not included in management’s 2004 assessment of internal controls over financial reporting. In addition, the Company hired additional staff in internal audit, among other things, to assist us in 2005 with the current year assessment.

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

Provision for Income Taxes: In March 2005, Ventiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, Ventiv recorded a tax benefit of approximately $6.7 million primarily related to the reversal of reserves for net operating losses created by the divestiture and shutdown of certain former subsidiaries. Management believes it is more likely than not that the Company will be able to utilize certain net operating losses to offset current and future earnings. The aggregate effect of these benefits reduced Ventiv’s nine-month ended September 30, 2005 effective tax rate from 39.8% to approximately 19.8%. Ventiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 38.0% for the nine-month period ended September 30, 2004. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which Ventiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

During the nine-month period ended September 30, 2005, a tax benefit related to the exercise of stock options in the amount of $8.5 million was credited directly to “Additional paid-in-capital” in the Condensed Consolidated Balance Sheet.

Discontinued Operations: For the nine-months ended September 30, 2005 and 2004, income from discontinued operations, net of taxes, were earnings of $1.6 million and $2.1 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Hungary (2004 only) and Germany-based units.

Net Income and Earnings Per Share: Ventiv’s net income increased by approximately $17.9 million to net income of $34.9 million, from net income of $17.0 million in the nine-months ended September 30, 2005 and 2004, respectively. Diluted earnings per share increased to earnings of $1.25 per share for the nine-month period ended September 30, 2005 from earnings of $0.68 per share for the nine-month period ended September 30, 2004.  Operating results were higher due to increased revenues from certain contracts and additional revenues from the 2004 and 2005 acquisitions. Tax benefits recorded during the nine months ended September 30, 2005 also contributed to the increase in earnings.

Liquidity and Capital Resources

At September 30, 2005, Ventiv had $52.1 million of unrestricted cash and equivalents, an increase of $1.2 million from December 31, 2004. For the nine-months ended September 30, 2004 compared to September 30, 2005, cash provided by operations decreased by $19.4 million from $47.4 million to $28.0 million. Cash used in investing activities increased from $9.0 million to $20.9 million in the nine-months ended September 30, 2005. Cash used in financing activities increased by $0.2 million from $5.7 million to $5.9 million over the same comparative periods.

Cash provided by operations was $28.0 million during the nine-months ended September 30, 2005, while cash provided by operations was $47.4 million in the nine-months ended September 30, 2004. This decrease was, in large part, due to the billing and collection of certain payments due under various larger contracts, which may take longer to remit. The accounts receivable and unbilled services balances increased by approximately $18.3 million during the nine-months ended September 30, 2005, versus an increase of approximately $1.0 million during the nine-months ended September 30, 2004. This is mainly due to timing of payments and increased volume of business. .

Cash used in investing activities was $20.9 million for the nine-months ended September 30, 2005 compared to $9.0 million used during the same period in 2004. The Company paid approximately $9.1 million in August 2005 for the acquisition of PRS, versus $6.7 million of purchase price for the acquisition of Franklin in June 2004, both excluding acquisition costs. In 2005, the Company also paid approximately $5.2 million of cash relating to 2004 earn-outs, the majority of which was accrued at the end of 2004. The Company has existing letters of credit for insurance on its automobile fleet in its Ventiv Commercial Services business unit. Any increases in these letters of credit and changes in the principal of client escrow accounts constitute the increases in restricted cash. These letters of credit have been fully cash collateralized by the Company in both the first nine months of 2004 and 2005. In 2005, the Company entered into a Deferred Compensation Plan for certain key employees and funded the liability with a corporate-owned life insurance (“COLI”) program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. In 2005, the Company invested approximately $1.4 million in the COLI program.

Cash used in financing activities was $5.9 million and $5.7 million for the nine-months ended September 30, 2005 and 2004, respectively. During the nine-months ended September 30, 2005, the Company received $4.9 million of proceeds from the exercise of stock options, versus $2.0 million in the nine-months ended September 30, 2004. Also, the Company made capital lease payments of $10.7 million and $7.7 million for the same periods in 2005 and 2004, respectively, under the fleet lease agreement in its Ventiv Commercial Services business unit.

A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Long term debt obligations (a)	$175,000	$1,750	$3,500	$3,500	$166,250
Capital lease obligations (b)	29,921	10,985	16,130	2,806	--
Operating leases (c)	28,908	6,811	10,768	6,415	4,914
Total obligations	$233,829	$19,546	$30,398	$12,721	$171,164

(a)	These future commitments represent the principal payments under the $175 million term loan, which was entered into after September 30, 2005, as more fully described below.
(b)	These future commitments do not include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of September 30, 2005 but will be recorded as incurred.
(c)	Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term.

The acquisition agreements entered into in connection with Ventiv’s 2004 and 2005 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The inChord acquisition on October 5, 2005 was funded principally through a borrowing under a Credit Agreement dated as of October 5, 2005 among Ventiv, certain of its subsidiaries (including inChord and certain of inChord’s subsidiaries) as guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager and as joint lead arranger, and various other syndicated agencies. The Credit Agreement provides for a term loan of $175 million, which was made available to Ventiv in a single drawing, a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility. The obligations under the Credit Agreement are secured by substantially all of Ventiv’s assets.

The term loan will mature on the sixth anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the Credit Agreement. Amounts advanced under the Credit Agreement must be prepaid with a percentage, determined based on a leverage test set forth in the Credit Agreement, of Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of debt obligations or equity securities of Ventiv and its subsidiaries, subject to certain exceptions. Ventiv may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal London InterBank Offered Rate“LIBOR” break funding costs). Amounts borrowed under the Credit Agreement that are repaid or prepaid may not be reborrowed.

Interest on the loans will accrue, at Ventiv’s election, at either (1) the Alternate Base Rate (which is the greater of UBS’s prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at Ventiv’s option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based on the type of loan and method of interest rate determination elected.

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes and transactions with affiliates. The Credit Agreement also includes covenants under which Ventiv is required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit.

Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated. Such events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt of Ventiv and its subsidiaries, bankruptcy, insolvency, material judgments rendered against Ventiv or certain of its subsidiaries or a 40% change of control of Ventiv, subject to various exceptions and notice, cure and grace periods.

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

Off-Balance Sheet Arrangements

  At September 30, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the normal course of business, the Company is routinely subjected to market risk associated with interest rate movements and foreign currency exchange rate movements. Interest rate risk arises from the Company’s debt obligations and related interest rate cap agreements. Foreign currency exchange rate risk arises from its non-U.S. operations.

Interest Rate Risk

The Company has variable rate debt obligations that are denominated in U.S. dollars. A change in interest rates impacts the interest incurred and cash paid on the variable-rate debt. The Company uses interest rate cap agreements for other than trading purposes in order to manage its exposure to fluctuations in interest rates on the Company’s variable-rate debt. Such agreements effectively convert $175 million of the Company’s variable-rate debt to a fixed-rate basis.
Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestiture of the Company’s European business units. The Company does not believe its foreign currency exchange rate exposure from these sources is material.

ITEM 4. Controls and Procedures

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2005.

As reported in our 10-K for the year ended December 31, 2004, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting and concluded that our system of internal control over financial reporting was effective as of December 31, 2004.  During the second quarter of 2005, management identified a material weakness in internal controls at Ventiv Clinical Services that resulted in a reporting error that was not material to the overall presentation of Ventiv’s financial statements in accordance with generally accepted accounting principles.  This material weakness in internal controls arose from inadequate reconciliation and review of certain accounts within the division.  The businesses making up Ventiv Clinical Services were acquired during the fourth quarter of 2004 and, as permitted by applicable SEC rules, were excluded from the scope of our internal control assessment at December 31, 2004.  Immediately after the identification of this material weakness in the second quarter, we took the steps necessary to fully remediate this material weakness in our internal control over financial reporting, including ensuring that the proper reconciliations and reviews are conducted on a monthly basis and adequate training is provided to our employees.  Our Internal Audit department has evaluated the design and operating effectiveness of the additional internal controls and identified no exceptions from the date of their implementation through the date of this report.  Management believes that this material weakness has been fully remediated.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting other than the  remediation actions referred to above.

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

ITEM 2. Recent Sales of Unregistered Securities

 On August 5, 2005, we issued 186,943 shares of common stock pursuant to an asset purchase agreement relating to our acquisition of the net assets of PRS.  (See Note 3 to our Condensed Consolidated Financial Statements included in Item 1 of Part I.) These shares were issued to the members of the selling entity in reliance on Section 4(2) of the Securities Act.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.15	Asset Purchase Agreement dated as of August 5, 2005 among Pharmaceutical Resource Solution LLC, Ventiv Health Inc., PRS Acquisition LLC and the other signatories thereto*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certain portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of September 9, 2005, Items 1.01, 2.03, 3.02, 3.03, 7.01 and Item 9.01, regarding a definitive agreement with inChord Communications, Inc. (“inChord”) for the acquisition of the outstanding capital stock of inChord subject to the completion of acquisition financing and other customary closing conditions on September 6, 2005.

Current Report on Form 8-K, filed as of August 11, 2005, Item 1.01, 3.02, 7.01 and Item 9.01, regarding a definitive agreement with the Pharmaceutical Resource Solutions LLC (“PRS”) for substantially all of the assets of PRS on August 5, 2005.

Current Report on Form 8-K, filed as of August 8, 2005, Item 2.02 and Item 9.01, regarding the Company’s release of financial information for the second quarter ended June 30, 2005 on August 8, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: November 9, 2005	By:	/s/ John R. Emery

John R. Emery Chief Financial Officer