Form 10-K
period 2005-12-31
VENTIV HEALTH INC
filed 2006-03-16
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act: Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Based on the closing sale price on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $479,018,656. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 3, 2006, there were 28,553,939 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Properties
3	Legal Proceedings
4	Submission of Matters to a Vote of Securities Holders

PART II
5	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors and Executive Officers of the Registrant
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions
14	Principal Accounting Fees and Services

PART IV
15	Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE
STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this report contains forward-looking statements regarding:

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund our operations and planned capital expenditures for the foreseeable future;

•	our strategy to address the need to offer additional services through acquisitions of other companies, including the personnel of such companies;

•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;

•
our belief that our growth and success will depend on our ability to continue to enhance the quality of our existing services, introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing customers, recruit, motivate and retain qualified personnel and economically train existing sales representatives and recruit new sales representatives;

•	our belief that there are ample opportunities for cross-selling to our existing clients;

•
our anticipation that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness;

•	our expectations regarding the impact of our acquisitions, joint ventures and partnerships; and

•	our expectations regarding the impact of the adoption of certain accounting standards.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital to fund our operations;

•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;

•	our ability to successfully operate new lines of business;

•	our ability to manage our infrastructure and resources to support our growth;

•	our ability to successfully identify new businesses to acquired, conclude acquisition negotiations and integrate the acquired businesses into our operations;

•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;

•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;

•	our ability to recruit, motivate and retain qualified personnel, including sales representatives;

•	the actual impact of the adoption of certain accounting standards; and

•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing.

      Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1A, Risk Factors, in this report.

PART I

Item 1. Business.

Overview

We are a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new pharmaceutical products, diagnostics and medical devices, and successfully commercialize them over their entire lifecycle. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 150 client organizations, including 18 of the top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch and full commercial life. We have established expertise and leadership in providing the services our clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle.

We provide our services through a portfolio of subsidiary companies that have historically conducted their operations as "Ventiv Health, Inc." As of the date of this report, we have changed our corporate brand name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005. The legal name change will be effected following our annual shareholders meeting in June 2006, subject to receipt of stockholder approval.

Business Segments

We have organized our businesses into three complementary operating divisions, which correspond to our operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. Our operating segment reporting was modified in 2005 to account for organizational changes in our business and the cumulative effect of our acquisition activity. In 2004, we managed three operating segments: inVentiv Commercial, inVentiv Clinical and inVentiv Analytic Services. Because of the functional relationship of our planning and analytics services business to our contract sales and regulatory compliance businesses, we have included planning and analytics within inVentiv Commercial for 2005. The inVentiv Communications segment was formed principally through the acquisition of inChord, in October 2005, and of Adheris, Inc. ("Adheris"), an industry leader in the area of patient compliance and persistency programs, in February 2006.

The following is a detailed description of our three operating segments:

inVentiv Clinical

inVentiv Clinical provides services in the areas of clinical development and clinical trial support. inVentiv Clinical includes the Smith Hanley group of companies (Smith Hanley Associates ("SHA"), Smith Hanley Consulting Group ("SHCG"), MedFocus and Anova Clinical Resources) and HHI Clinical and Statistical Research Services ("HHI"). inVentiv Clinical has also established international execution capabilities through an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization. inVentiv Clinical's service offerings include:

•
Clinical Staffing & Recruiting. Through SHCG and MedFocus, we meet staffing and recruiting needs of more than 65 pharmaceutical and biotechnology clients, including 14 of the top 20 global pharmaceutical companies, for SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study & project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical personnel. We provide clinical staffing clients with flexibility in managing and executing clinical trials internally and allow them to avoid the expense of hiring and training a full staff. We draw from a database of over 30,000 candidates that is continually expanded through new recruiting techniques that include search engines, job fairs, conferences and referral bonuses.

•
Data Management and Statistical Analyses. We provide data management and statistical analysis services through HHI. HHI has performed these services for over 150 clinical trials. HHI complements SHCG and MedFocus’s contract service pool with a statistically-knowledgeable physician and medically-knowledgeable statisticians to deliver well-organized research used in clinical trial and clinical program design, data management, data analysis, double key data entry and validation, reporting and standard operating procedures writing. This bi-disciplinary expertise enables HHI to set up, manage and present data to help pharmaceutical clients move from the preclinical stage through the drug approval process and post-commercialization oversight.

•
Executive Placement. We provide executive placement services through SHA, which is one of the oldest and most respected executive placement organizations focused primarily on statisticians and data-related functions.

inVentiv Communications

inVentiv Communications provides a full suite of advertising, communications and other functionally related services through inChord's specialty companies described below, and offers innovative patient pharmaceutical compliance programs through Adheris.

•	Advertising and Communications Support. Advertising and communications support services are delivered to pharmaceutical industry clients through four separate inChord agencies:

•
GSW Worldwide and Palio are full-service agencies that create marketing solutions through advertising, public relations, market access strategies, media and    market research. GSW has established international reach through a network of ten international affiliate relationships.

•	Navicor specializes in oncology and immunology expertise.

•	Stonefly conducts advertising, marketing, and public relations services focused primarily on biotechnology and emerging pharmaceutical companies.

•
Medical Education. Cadent Medical Communications and Center for Biomedical Continuing Education ("CBCE") provide education and communications services to build advocacy for pharmaceutical and biotech brands. CBCE is an accredited provider of continuing medical education for physicians.

•	Branding Consultation. Y Brand is a specialized consulting group providing branding solutions for products, product science and technologies, therapeutic franchises and corporations.

•
Interactive Communication Development. Blue Diesel is a multi-faceted interactive communications company that strategically blends direct marketing, interactive technology and creative design to provide evidence-based marketing solutions.

•
Consulting and Contract Marketing. Creative Healthcare Solutions, LLC (“CHS”) is a leading provider of contract marketing services for pharmaceutical and biotech companies. CHS supports product teams by adding expertise in brand management, new product planning, market research and business development.

     Through Adheris, we provide a variety of patient support services with a proven history of improving medication adherence across nearly every chronic therapeutic category. By partnering with pharmacies around the country, Adheris’ programs build on the pharmacist-patient relationship and trust with personalized letters from pharmacists themselves. Adheris programs comply with the patient privacy provisions of the Health Insurance Portability & Accountability Act of 1996, ("HIPAA"), and its OnSyte(TM) technology allows retail pharmacies to help patients stay on therapy while protecting their confidentiality and private medical information.

inVentiv Commercial

inVentiv Commercial provides a wide range of services in the commercialization area. These service offerings are organized principally along the lines of the business units that make up inVentiv Commercial.

•
Ventiv Pharma Teams: The Ventiv Pharma Teams group provides outsourced product commercialization programs for prescription pharmaceutical and other life sciences products. inVentiv Commercial maintains and operates systems, facilities, and support services necessary to recruit, train and deploy a customized, full-service, targeted sales force. Ventiv Pharma Teams operates one of the largest pharmaceutical outsourced sales organizations in the United States (“U.S.”).

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's Food and Drug Administration approved indications. In order to engage in an effective dialogue, the salesperson must be well educated and highly trained. Recruiting qualified personnel and providing client and product specific training are both core competencies of inVentiv Commercial.

To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure high quality of representation for our clients. inVentiv Commercial’s recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, or on a stand alone basis. Ventiv Pharma Teams hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and enhance cost efficiency.

We have one of the largest dedicated training facilities of its type in the U.S. Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity and pharma-manager leadership are covered extensively in order to prepare the representatives for their contact with medical professionals. Our trainers have access to proprietary information about the prescription writing behavior of physicians. We provide this training both for our own and our clients' sales forces, and training and development services are essential to maintaining and building our relationships with the pharmaceutical companies. These strengths are widely recognized as distinguishing inVentiv Commercial from its competitors.

•	inVentiv Pharma Analytics: inVentiv Pharma Analytics consists of our Health Products Research (“HPR”) and Total Data Solutions (“TDS”) business units.

HPR is a leader in the development and implementation of advanced data analysis and research technologies to support client decision making within pharmaceutical and biotechnology companies. HPR combines leading edge technology with advanced statistical techniques and empirical research to deliver strategic and tactical solutions that help pharmaceutical executives maximize their return on investment for promotional resources. HPR’s range of services includes a variety of quantitative and other tools that supports HPR’s clients in optimizing and continually improving the effectiveness of deployed promotional and sales force resources.

TDS collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed for inVentiv Commercial. This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data and make necessary adjustments to the sales strategy. TDS supports Ventiv Pharma Teams’ needs and also offers this sales force automation system on a stand alone basis to clients.

•	inVentiv Pharma Services: inVentiv Pharma Services includes three broad categories of offerings:

o
Patient Support Programs: We offer patient assistance programs and reimbursement counseling through our Franklin Group business unit. Franklin Group has established a leadership position in providing reliable and innovative patient assistance programs, reimbursement counseling, web-based programs, missions programs and proactive fulfillment. Franklin also provides a variety of additional patient support services to clients, including support in Medicare Part D education.

o
Regulatory Compliance Services: Through our Franklin Group, Lincoln Ltd. and Pharmaceutical Resource Solutions business units, we provide independent oversight of Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance to clients and to internal Ventiv Pharma Teams. Our expertise in PDMA compliance issues is nationally recognized. Franklin Group serves as a liaison for the pharmaceutical industry and consultant to the Food & Drug Administration (“FDA”) and has an ongoing working relationship with the Department of Justice. We provide a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including auditing of sample accountability compliance by field force professionals and "whole systems" sample accountability assessments. Franklin also licenses software solutions for the implementation of sophisticated PDMA compliance strategies.

o
Non-Personal Promotion: We provide assembly, mailing, fulfillment, pharmacy, teleservices and eServices through our Promotech Research Associates business unit. Promotech maintains a newly expanded facility with over 62,000 square feet that includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) certified and PDMA compliant warehouse, office space and a 64-station call center.

Acquisitions

The pursuit of strategic acquisitions is a core part of our business strategy. We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, diligencing and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a significant competitive advantage. The businesses making up inVentiv Clinical and inVentiv Communications, and the regulatory compliance and patient components of inVentiv Commercial, were added through acquisitions during the past several years.

The following is a summary of our acquisitions to date:

Target	Type of Business	Location	Month Acquired
Adheris	Patient pharmaceutical compliance	Massachusetts	February 2006
inChord	Advertising and communications support	Ohio	October 2005
PRS	Regulatory compliance	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Maryland	November 2004
Smith Hanley	Contract research and clinical trial support	Connecticut	October 2004
Franklin	Patient support programs	New Jersey	June 2004

In addition to adding core functionality in virtually every area of our business, our acquisition activity has expanded our geographic reach and visibility both domestically and internationally.

International Operations

As part of the acquisition of inChord in October 2005, we added inChord’s U.K.-based operations. These operations, based in London, provide advertising, marketing and public relations services to clients throughout Europe. As previously mentioned, in December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services.

As a result of the acquisition of inChord, the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany. Both of these investments are accounted for by using the equity method of accounting.

Clients

We provide our services to leading pharmaceutical and life sciences companies as well as emerging and specialty biotechnology companies. During 2005, approximately 56% of our revenues were derived from our ten largest clients. Our ten largest clients during 2005, listed alphabetically, were as follows: ALTANA Pharma (“ALTANA”), Astellas Pharma, Inc., Bristol-Myers Squibb Company (“BMS”), Daiichi Pharmaceutical Corporation, Eli Lilly and Company, Fournier Pharmaceuticals, Ltd., Glaxo Smith Kline, Inc., Johnson and Johnson, Noven Pharmaceuticals, Inc. and sanofi-aventis Group. Two clients accounted for approximately 14% and 11%, respectively, of our total revenue for the year ended December 31, 2005. Two clients accounted for 16%, and 14%, respectively, of our revenues during 2004. No other clients accounted for more than 10% of revenue in 2005 or 2004.

We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are typically sold to similar target groups within the client organization, typically their clinical or their marketing and sales departments and brand teams. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical clients that provide us with recurring revenue streams and cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

Our relationships with a client's clinical or marketing and sales organizations also benefit from high switching costs, as retaining another sales force or advertising agency and redesigning a marketing program creates substantial additional expense and causes losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise.

Competition

We operate in highly competitive industries. Our competitors include a variety of vendors providing services to the pharmaceutical and life sciences industry, including outsourced sales organizations, medical communications agencies and contract research organizations. Each of our business segments faces distinct competitors in the individual markets in which each operates:

•
inVentiv Clinical: The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry. We compete with several large nationwide temporary staffing companies. Our primary clinical staffing competitors include ClinForce (a division of Cross Country), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services and Kforce. Competitors in the permanent placement area include Korn Ferry, Reynolds and Reynolds, Heidrick and Struggles as wells as numerous smaller specialty permanent placement groups. compete with us, however we are one of the only national firms that specializes exclusively in professional clinical trials research personnel.

•
inVentiv Communications: Marketing and communications services is a relatively fragmented and competitive market. Our Communications group competes with the healthcare offerings of the five large global advertising holding companies, which include WPP, Omnicom, Publicis, IPG and Havas. In addition, we compete with a large number of smaller specialized agencies that have focused either by therapeutic area or a particular service offering.

•
inVentiv Commercial: The majority of sales teams are managed internally by our clients, and we compete with our clients' alternative choices of managing their needs internally or partnering with another pharmaceutical company. In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that inVentiv, Innovex (Quintiles) and Professional Detailing, Inc. combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers attempting to develop niche services. One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

We believe that our business units individually and our organization as a whole have a variety of competitive advantages that have allowed us to compete successfully in the marketplaces for our services. These advantages include the following:

•
Leading Position Within Service Categories: We believe that our divisions, and the business units within each division, have achieved positions of leadership within their service areas. inChord is a major force in advertising and communications and, prior to its acquisition by Ventiv was the largest privately held healthcare marketing organization in the world. inVentiv Clinical is recognized as a leader in clinical trials staffing and a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and biotechnology companies. Ventiv Pharma Teams provides product detailing services to a large number of physicians, nurses, pharmacists and formularies. Our businesses have extensive experience and proven track records that support our sales efforts.

•
Comprehensive Service Offering: We are one of the largest providers of pharmaceutical services in the U.S. and offer a broad range of services. These are important factors to our clients and potential clients, many of whom prefer to work with organizations that can provide a comprehensive services suite and have a proven track record.

•
Broad and Diversified Client Base: In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotech and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Our client base of over 150 pharmaceutical and biotechnology clients is broad and diversified, and with many of these clients we have maintained long-term relationships that help us in continuing to win new business.

•
Proprietary Technologies and Data: We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. We invest in technology and have developed and deployed cutting-edge marketing and sales force automation tools. Our technical advantages in the sales force automation area are important for the management of sales and marketing campaigns for pharmaceutical products throughout their life cycle, particularly during the product launch phase.

•
Experienced Management Team: Our management team includes executives with substantial expertise in pharmaceutical and healthcare services, as well as substantial background within pharmaceutical companies themselves, including managing pharmaceutical sales forces, establishing sales and marketing strategies, and product management industry experience. The team also has extensive experience in the areas of outsourced staffing, permanent placement and executive search services. We believe our mix of senior management with pharmaceutical services experience, entrepreneurial talent and strategic perspective is unique in the industry.

Seasonality

Although our business is subject to variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, our business is not generally subject to seasonal variation.

Employees

At December 31, 2005, we employed approximately 4,200 people in our operations. Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees. We believe our turnover rate is comparable to that of other outsourced service organizations and internal pharmaceutical sales and marketing departments. We believe that our relations with our employees are satisfactory.

Government Regulation

Our pharmaceutical and life sciences clients are subject to extensive government regulation. Generally, compliance with these regulations is the responsibility of those clients. However, several of our businesses are themselves subject to the direct effect of government regulation. We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

 Our inVentiv Communications segment is subject to all of the risks, including regulatory risks, that advertising companies generally experience as well as risks that relate specifically to the provision of advertising services to the pharmaceutical industry. There has been an increasing tendency in the U.S. on the part of advertisers to resort to the courts and industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products.

      In February 2006, we acquired Adheris, Inc., which, through our inVentiv Communications segment, provides persistence and compliance programs, principally in the form of refill reminder communications to pharmacy chains. These activities are subject to regulation under HIPAA, the Federal Health Care Programs Antikickback Law and corresponding state laws. We believe that Adheris's activities comply with all applicable federal and state laws. Certain of these laws are subject to change and interpretation that is evolving, particularly at the state level. We could incur significant expenses if Adheris's activities are determined to be non-compliant and, depending the extent and scope of any such regulatory developments, our business could be materially and adversely affected.

Our inVentiv Commercial segment provides contract sales services to the pharmaceutical industry and employs sales representatives who handle and distribute samples of pharmaceutical products. The handling and distribution of prescription drug products are subject to regulation under the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations. These laws and regulations regulate the distribution of drug samples by mandating storage, handling, solicitation and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples.

Some of our physician education services in our inVentiv Commercial segment are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value that AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in such regulations or their application could have a material adverse effect on inVentiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on inVentiv.

From time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways government might attempt to regulate our use of this data. Any such restriction could have a material adverse effect on inVentiv.

Available Information

We make available on our website, located at www.inventivhealth.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information found on our website should not be considered part of this annual report on Form 10-K.

Item 1A.  Risk Factors

Risks Related to Our Business

We are a multi-faceted organization encompassing numerous segments, each with its own particular risks and uncertainties. A wide range of factors could materially affect our financial results and the performance of our stock price. The most significant factors affecting our operations include the following:

Our revenues are dependent on expenditures by companies in the pharmaceutical and life sciences industries, and a variety of factors could cause the overall levels of those expenditures to decline.

Our revenues are highly dependent on expenditures by companies in the pharmaceutical and other life sciences industries for advertising, promotional, marketing and sales, recruiting, clinical staffing and support and compliance services. Any decline in aggregate demand for these services could negatively affect our business.

•
Advertising, promotional, marketing and sales expenditures by pharmaceutical manufacturers have in the past been, and could in the future be, negatively impacted by, among other things, governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products or by governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products.

•	Consolidation in the pharmaceutical industry could negatively affect certain of our business units by reducing overall outsourced expenditures, particularly in the sales, marketing and staffing areas.
•
Companies may elect to perform advertising, promotional, marketing, sales, compliance and other services internally based on industry and company-specific factors such as the rate of new product development and FDA approval of those products, number of sales representatives employed internally in relation to demand for or the need to promote new and existing products and competition from other suppliers.

•
Companies may elect to perform clinical tasks internally based on industry and company-specific factors such as the rate of new product development and FDA approval of those products, the number of clinical professionals employed internally in relation to the demand for or the need to develop new drug candidates, and competition from other suppliers.

Many of the contracts under which we provide services are subject to termination on short notice, which may make our revenues less predictable.

We provide services to many of our most significant clients under contracts that our clients may cancel on short notice (generally 10 to 120 days, depending on the specific business unit). In addition, many of our pharmaceutical sales contracts provide our clients with the opportunity to internalize the sales forces under contract. Although we have been successful in a number of cases in negotiating longer-term commitments and a non-cancelable initial period for pharmaceutical sales contracts, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts in any of our business units. We cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect to cancel, convert or not renew their contracts, it could have a material adverse effect on our consolidated results of operations.

We are in the process of integrating several significant acquisitions and expect to make future acquisitions which will involve additional risks

    For the past several years, a significant component of our growth strategy has been the addition through acquisitions of businesses that complement us strategically and are accretive to earnings. We have and will continue to seek to address the need to offer additional services through acquisitions of other companies, including the personnel such acquisitions may bring to us. The current market for acquisition targets in our industry is extremely competitive, and we may not be successful in continuing to identify, successfully bid for and complete acquisitions necessary to achieve our operational and financial goals.

    Some of our acquisitions, including the acquisition of PRS, inChord and Adheris, were completed only recently. Operational and financial integration of the acquired businesses is not yet complete and we may experience difficulties in completing the integration processes. Among other things, we are generally required to document internal controls under Section 404 of the Sarbanes-Oxley Act for each of our acquired business units by the end of the first fiscal year following the year in which the acquisition occurs. We may not be successful in recognizing material weaknesses in internal controls over financial reporting for our acquired businesses and may have difficulty remedying any such material weaknesses on a timely basis. More generally, we may experience difficulties in the integration of personnel and technologies across diverse business platforms.

Acquisitions involve numerous risks in addition to integration risk, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key customers or employees of the acquired companies.

Acquisitions, and related acquisition earnouts, may also cause us to deplete our cash reserves and/or increase our leverage, and therefore increase the financial risk of our capital structure; assume liabilities of the acquired businesses; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; or become subject to litigation.

Mergers and acquisitions of new businesses are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially and adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our operational and consolidated financial results in a material way.

We may not be successful in managing our infrastructure and resources to support continued growth.

Our ability to grow also depends to a significant degree on our ability to successfully leverage our existing infrastructure to perform services for our clients, develop and successfully implement new sales channels for the services we offer and to enhance and expand the range of services that we can deliver to our customers. Our growth will also depend on a number of other factors, including our ability to

•	maintain the high quality of the services we provide to our customers;

•	increase our penetration with existing customers;

•	recruit, motivate and retain qualified personnel;

•	implement operational and financial systems and additional management resources to operate efficiently and effectively regardless of market conditions.

We cannot assure you that we will be able to manage or expand our operations effectively to address current or future demand and market conditions. If we are unable to manage our infrastructure and resources effectively, our business, consolidated financial condition and consolidated results of operations could be materially and adversely affected.

We are subject to a high degree of government regulation.

We are subject to a high degree of government regulation. Significant changes in these regulations, or our failure to comply with them, could impose additional costs on us or otherwise negatively affect our operations. See the discussion under "Business - Government Regulation" above.

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

We have two customers, individually, that accounted for in excess of 10% of our net revenues for the year ended December 31, 2005, and our largest customer during such year accounted for 14% of net revenues. If any large customer decreases or terminates its relationship with us, our business, results of consolidated operations or consolidated financial position could be materially adversely affected.

We may lose or fail to attract and retain key employees and management personnel.

Our key managerial and other employees are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Compensation for these key employees and management personnel is an essential factor in attracting and retaining them, and there can be no assurance that we will offer a level of compensation sufficient to do so. Equity-based compensation, including compensation in the form of options and restricted stock, plays an important role in our compensation of new and existing employees. Because of limitations on the number of shares available for future grant under our equity incentive plan, we may be unable to meet the compensation requirements of our key employees and management personnel.

We may incur liability in connection with litigation.

We are subject from time to time to claims made by third parties relating to our business. We do not believe that any claims that are currently pending will have a material adverse effect on us. Litigation is inherently uncertain, however, and we cannot assure you that we will not suffer such an effect as a consequence of any pending or future claims.

See Item 3 - Legal Proceedings for a description of certain pending litigation.

We may not be able to comply with the requirements of our credit facility.

      In connection with our acquisition of inChord, we entered into a syndicated credit facility with UBS AG, Stamford Branch and others. The current outstanding balance under this facility was approximately $174.6 million as of March 1, 2006, which is attributable to a $175 million term loan component. The term loan will mature on the sixth anniversary of the credit facility, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the credit facility. Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement. The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

•	the incurrence of indebtedness;

•	the creation of liens on our assets;

•	sale-leaseback transactions;

•	acquisitions;

•	guarantees;

•	payment of dividends; and

•	fundamental changes and transactions with affiliates.

The credit facility also requires that we meet certain ongoing performance tests relating to leverage, interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. If we are unable to comply with the requirements of the credit facility, our lenders could refuse to advance additional funds to us and/or seek to enforce remedies against us. Any such developments would have a material adverse effect on inVentiv. As of the date of this report, we comply with the requirements of our credit facility.

Our future financial results may not be consistent with our guidance.

      From time to time, we communicate to the market guidance relating to our revenue, earnings per share and other financial measures. These statements are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or assurances of our future performance. Our ability to meet any projected financial result milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on our published guidance. See "Cautionary Statement Regarding Forward-Looking Disclosure" above.

Risks Related to our Common Stock

The trading price of our common stock may be volatile, and you may not be able to sell your shares at or above the price at which you acquire them.

The trading price of our common stock may fluctuate significantly. Factors affecting the trading price of our common stock include:

•	variations in operating results;

•	the gain or loss of significant customers or suppliers;

•	announcements relating to our acquisition of other businesses;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and our suppliers and the economy as a whole.

In addition, if the market for health care stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, consolidated operating results or consolidated financial condition.

Anti-takeover provisions in our organizational documents make any change in control more difficult.

Our certificate of incorporation and by-laws contain provisions that may delay or prevent a change in control, may discourage bids at a premium over the market price of our common stock and may affect adversely the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	limitations on the ability of our shareholders to call a special meeting of shareholders;

•	our ability to issue additional shares of our common stock without shareholder approval;

•	our ability to issue preferred stock with voting or conversion rights that adversely affect the voting or other rights of holders of common stock without their approval;

•
provisions that provide that vacancies on the board of directors, including any vacancy resulting from an expansion of the board, may be filled by a vote of the directors in office at the time of the vacancy; and

•	advance notice requirements for raising matters of business or making nominations at shareholders’ meetings.

Our acquisition activity may dilute your equity interest and negatively affect the trading price of our common stock.

We have historically chosen to satisfy a significant portion of the consideration paid for acquired businesses in the form of shares of our common stock, including by reserving the right to satisfy a portion of any contingent, or "earnout", consideration, by issuing additional shares of our common stock. The potential earnout obligations under the terms of our completed acquisitions may be material individually or in the aggregate. Acquisitions we make in the future, and any earnout consideration from completed acquisitions that we satisfy through the issuance of our common stock, may significantly dilute your equity interest and may negatively affect the trading price of our common stock.

A substantial number of our securities are eligible for future sale and this could affect the market price for our stock.

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of March 3, 2006, we had 28,553,939 shares of common stock outstanding. Of these shares, a total of 1,212,319 shares were subject to resale restrictions and will become eligible for sale pursuant to Rule 144 over the next several years or earlier if Ventiv elects to register those shares for resale on a voluntary basis. Shares issued in future acquisitions, and shares issued in satisfaction of earnout obligations under completed acquisitions, may add substantially to the number of shares available for future sale.

In addition, as of March 3, 2006, approximately 2,956,705 shares of our common stock were subject to outstanding stock options. Holders of our stock options are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. This exercise, or the possibility of this exercise, may reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

       We have received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2. Properties.

As of December 31, 2005, we leased 29 facilities totaling 543,241 square feet, including our principal executive offices located in Somerset, New Jersey. Seven facilities totaling 54,878 square feet are leased by the inVentiv Clinical segment, 12 facilities totaling 209,968 square feet are leased by the inVentiv Communications segment, eight facilities totaling 220,232 square feet are leased by the inVentiv Commercial segment, and two facilities with approximately 58,163 square feet is leased by the Other (corporate) segment. These leases expire at varying dates through 2015. Leased facilities increased during 2005 due to the acquisition of inChord. We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3. Legal Proceedings.

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. With the exception of the litigation described below, all such matters are of a kind routinely experienced in our business and are consistent with our historical experience.

Adheris is subject to the following litigation, which was pending at the time of our acquisition of Adheris:

John Weld, Jr., on behalf of himself and all other similarly situated v. CVS Pharmacy, Inc., Elensys Care Services, Inc. and Glaxo Wellcome, Inc. (Civil Action No. 98-0897F). Adheris, which was formerly known as Elensys Care Services, Inc., is a named defendant in the above-referenced class action lawsuit filed in Suffolk Superior Court in Massachusetts on February 20, 1998. On July 15, 1998, Mr. Weld’s complaint was amended to include another plaintiff and to add Warner-Lambert, Merck, Hoffman La-Roche, BioGen and BioTech as additional defendants. The plaintiff claims that the defendants violated the plaintiff’s right to privacy and confidentiality by sending the plaintiff letters based on the plaintiff’s prescription history and by CVS sharing the plaintiff’s prescription data with Adheris and the other parties. The plaintiff is seeking damages and injunctive relief in this lawsuit. On February 23, 2006, the class in this action was decertified by the court due to the class plaintiffs' failure to prosecute the action and the case was dismissed as to one of the two named plaintiffs. The dismissal was stayed for 60 days in order to allow a new party and a new law firm to continue the litigation if a suitable class representative and class counsel step forward. The second named plaintiff was permitted to proceed on an individual basis. We intend to defend this suit vigorously. We do not believe that this action will have a material adverse effect on inVentiv.

Utility Consumer Action Network v. Albertson’s Inc.(Case No. GIC 830069). This action was filed on May 17, 2004 in California Superior Court against Albertson’s Inc. three other drug store chains and 17 pharmaceutical companies alleging violations of the California Unfair Competition Law and the California Confidentiality of Medical Information Act arising from the operation of manufacturer-sponsored, pharmacy-based compliance programs similar to Adheris's programs. The plaintiff is seeking "equitable monetary relief", disgorgement, statutory damages and penalties, injunctive relief and reimbursement of attorneys' fees in this lawsuit. The defendants in this case have moved for dismissal of the lawsuit. A decision on that motion is pending. An amended complaint was filed on November 4, 2004 naming Adheris as an additional defendant but the amended complaint has not been served on Adheris. We do not believe that this action will have a material adverse effect on inVentiv.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq National Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2005
First Quarter	$26.17	$19.47
Second Quarter	$24.60	$17.22
Third Quarter	$27.23	$19.00
Fourth Quarter	$27.65	$23.20

	High	Low
Year ended December 31, 2004
First Quarter	$13.92	$9.36
Second Quarter	$18.40	$13.87
Third Quarter	$16.95	$12.94
Fourth Quarter	$20.67	$16.65

On March 3, 2006, there were approximately 182 record holders of our common stock.

To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement. We do not anticipate paying any cash dividends in the foreseeable future.

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

1999 Stock Incentive Plan	2,971,420	$10.47	1,020,584	*

Equity compensation plans not approved by security holders	-	-	-

Total	2,971,420		1,020,584

* The 1999 Stock Incentive Plan authorizes the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. To date we have not issued any restricted stock units or stock appreciation rights.

During the fourth quarter of 2005, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of inVentiv repurchased any of our outstanding securities.

The transfer agent for our common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

The following table summarizes certain of our historical financial data and is qualified in its entirety by reference to, and should be read in conjunction with, our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical financial information may not be indicative of our future performance. See also "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations".

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenues	$556,312	$352,184	$224,453	$215,387	$294,763
Income (losses) from continuing operations	$43,082	$30,130	$9,895	$4,941	$(16,060)
Income (losses) from discontinued operations	$781	$1,002	$(4,119)	$2,951	$(42,442)
Net income (losses)	$43,863	$31,132	$5,776	$7,892	$(58,502)

Basic earnings (losses) per share:
Continuing operations	$1.60	$1.26	$0.43	$0.22	$(0.71)
Discontinued operations	$0.03	$0.04	$(0.18)	$0.13	$(1.87)
Net income (losses)	$1.63	$1.30	$0.25	$0.35	$(2.58)

Diluted earnings (losses) per share:
Continuing operations	$1.53	$1.18	$0.42	$0.22	$(0.71)
Discontinued operations	$0.03	$0.04	$(0.18)	$0.13	$(1.87)
Net income (losses)	$1.56	$1.22	$0.24	$0.35	$(2.58)

Shares used in computing basic earnings (losses) per share	26,875	23,951	22,919	22,842	22,648

Shares used in computing diluted earnings (losses) per share	28,165	25,437	23,801	22,857	22,648

Balance sheet data:
Total assets	$583,894	$287,452	$180,708	$153,418	$232,343

Long-term debt (a)	$190,508	$24,898	$18,488	$8,904	$16,947

Total equity	$253,219	$172,444	$107,725	$96,446	$87,206
(a) Long-term debt includes the non-current portion of our credit arrangement (for 2005) and capital lease obligations (for all years) but excludes the current portion of our credit agreement and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2005, 2004 and 2003.

Introduction

Our business is organized for managerial purposes along the lines of our reporting segments. Our three operating segments are inVentiv Clinical, inVentiv Communications and inVentiv Commercial. A fourth reporting segment, "Other", is a non-operating segment that consists of corporate and executive managerial functions. Our operating segment reporting was modified in 2005 to account for organizational changes in our business and the cumulative effect of our acquisition activity. In 2004, we managed three operating segments: inVentiv Commercial, inVentiv Clinical and inVentiv Analytic Services. The modification of our operating segments for 2005 was driven by the following factors:

•
The inclusion of our planning and analytics services business in inVentiv Commercial for 2005 reflects the functional relationship of that business to our contract sales and regulatory compliance businesses.

•
The inVentiv Communications segment was formed principally through the acquisition of inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005 and Adheris, Inc. ("Adheris"), an industry leader in the area of patient compliance and persistency programs, in February 2006.

Critical Accounting Policies

Revenue Recognition

The following is a summary of the Company’s revenue recognition policy, based on the segment and services we provide:

inVentiv Clinical

•	Clinical Staffing- Revenues from temporary personnel services, outsourcing and outplacement are recorded when services are rendered.

•	Clinical Analysis and Data Management- Revenues are mainly achieved and recorded based on milestones, depending on the terms of the contracts.

•
Executive Placement- Permanent placement services revenues are recorded at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.

inVentiv Communications

•
Advertising and Communication support- Retainer revenue is recognized under the proportional performance method, by relating the actual hours of work performed to date to the current estimated total hours of the respective projects. Any anticipated losses on projects are recognized when such losses are anticipated. Time and production billings are billed as incurred for actual time and expenses.

•	Branding Consultation- Revenues are mainly based on fee for service, based on the contract.

•
Patient and Physician Education- For its meeting and event services business, the Company uses either the completed contract method or bases revenue recognition on defined milestones, depending on the terms of the specific contracts.

•	Interactive Communication Development- Time and production billings are billed as incurred for actual time and expenses.

inVentiv Commercial

•
Sales and Marketing Teams- Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. Most of our Sales and Marketing Teams’ contracts involve two phases, a “deployment phase”, typically three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

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

•
Planning and Analytics- Revenues for HPR generally include fixed fees, which are recognized when monthly services are performed based on the proportional performance method and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

•
Regulatory Compliance and Patient Assistance- For regulatory compliance, revenues are recorded based on both fixed fees as well as fees for specific compliance related services both of which are recognized when monthly services are performed, while patient assistance programs depend on the number of patients served and are recognized as each service is performed.

•	Marketing Support Services- Revenues are recorded based on time incurred and fulfillment requirements based on contractual terms.

•	Professional Development and Training- Revenues are generally recorded as training courses are completed.

General

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized. In certain cases, based on the Company’s analysis of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and related accounting literature, the Company may also record certain reimbursable transactions, such as the placement of media advertisements where we act as an agent, as net revenues.

Loss Contracts
We periodically analyze our contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable. We did not have any material loss contracts in 2005.

Billing
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

 Goodwill and Other Intangible Assets

With our aforementioned acquisitions, we have material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. We performed annual impairment tests as of June 2005 and concluded that the existing goodwill and tradename balances were not impaired. As of December 31, 2005, we had goodwill of approximately $173.8 million and other intangibles (net) of $117.6 million in the Consolidated Balance Sheet.

Claims and Insurance Accruals

We maintain self-insured retention limits for certain insurance policies. The liabilities associated with the risk we retain are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and estimated based on management’s evaluation of the nature and severity of individual claims and historical experience with respect to all other liabilities. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, the actual liabilities could vary materially from management's estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates. Management believes that these reserves are adequate.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of any loss carryforwards or capital losses. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, we maintain reserves for certain tax items, which are included in income taxes payable on our consolidated balance sheet. We periodically review these reserves to determine if adjustments to these balances are necessary.

Derivative Financial Instruments

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Recent Business Developments

Ventiv Pharma Teams Contracts

Ventiv Pharma Teams contracts often involve the deployment of large numbers of sales representatives and may have appreciable impacts on revenues and earnings. The following are brief summaries of the most significant Ventiv Pharma Teams’ contracting events during 2004 and 2005, which are discussed further in the comparative analysis of our financial results below:

During the first quarter of 2004, we won several new contracts, mainly comprising of small to mid-size clients looking to enter new markets or looking to build infrastructure. Among the notable contracts were Synthon Pharmaceuticals, Ltd. and ISTA Pharmaceuticals, Inc.

During the second quarter of 2004, we won two additional contracts, one with an existing client and another for a new client, Yamanouchi Pharmaceutical Company, Ltd., in which deployment occurred during the fourth quarter of 2004.

In June 2004, Watson Pharmaceuticals, Inc. (“Watson”) elected to exercise its option to not continue its sales force contract for a second year, effective on or about August 1, 2004. This action was related to Watson’s strategic decision to refocus its broader business priorities, and was not a reflection on the performance of our sales team.

In July 2004, we entered into an agreement with sanofi-aventis to provide a national sales force including recruiting, training and operational support. The size of this agreement was subsequently reduced in the fourth quarter of 2005.

During the third quarter of 2004, we won two significant new contracts with large, global pharmaceutical firms, including one contract with Bristol-Myers Squibb. To accommodate these and other new contracts, we agreed to an early wind-down of our contracts with Bayer Pharmaceuticals Corporation (“Bayer”) in order to redeploy its sales representatives from these older contracts to recently announced new multi-year contracts.

In July 2005, one of our two ALTANA Pharma sales teams was converted from full-time inVentiv employees to full-time ALTANA employees. Our second ALTANA sales team continues to service our continuing ALTANA contract.

During the year ended December 31, 2005, we won several new contracts mainly comprised of small to mid-size clients looking to enter new markets or looking to build infrastructure, including NPS and Connetics. These wins were offset by certain contract conversions, mainly as described above relating to ALTANA.

Acquisitions

In March 2006, we entered into an agreement for the acquisition of Synergos, LLP ("Synergos"). Synergos is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring as well as investigator and patient recruitment. The Synergos acquisition agreement provides for up front purchase consideration of $5.75 million in cash and stock, plus earn-out payments for exceeding specified financial targets. The Synergos acquisition is expected to close during the second quarter of 2006.

Also in March 2006, we entered into an agreement for the acquisition of Jeffrey Simbrow Associates Inc. (and certain of its affiliated companies) ("JSAI"), Canada's leading healthcare marketing and communications agency. Under the terms of the agreement, inVentiv will acquire JSAI for CAD$10.0 million in cash and stock, plus earn-out payments for exceeding specified financial targets. The JSAI acquisition is expected to close during the second quarter of 2006.

In February 2006, we acquired Adheris for approximately $67 million in cash and stock, including certain working capital adjustments but exclusive of direct acquisition costs and post-closing adjustments, which have not yet been finalized. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. We will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements in 2006, 2007 and 2008. Adheris's financial results will be reported under inVentiv Communications from the date of its acquisition and accordingly are not reflected in our 2005 consolidated financial results.

In October 2005, we acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock (taking into account certain post-closing adjustments and direct acquisition costs) for approximately $18.6 million in net assets. To help finance the transaction, we entered into a credit agreement that is discussed in further detail below. We acquired inChord to expand our service portfolio in the marketing and communications arena, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing businesses. We will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The amount due with respect to inChord for 2005 is expected to be approximately $3.6 million of cash and stock, which we accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review.

The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of inChord’s assets acquired and liabilities assumed may be necessary as additional information becomes available including the finalization of a third-party valuation of certain intangible assets.

In August 2005, we acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which we acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 is expected to be approximately $0.3 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of PRS’s assets acquired and liabilities assumed may be necessary as additional information becomes available including the finalization of a third-party valuation of certain intangible assets.

In November 2004, we acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements our Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The amount due with respect to HHI for 2005 is expected to be approximately $5.0 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

In October 2004, we acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. We acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. We acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The amount due with respect to Smith Hanley for 2005 is expected to be approximately $4.0 million in cash and stock, which we accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

In June 2004, we acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. We paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The amount due with respect to Franklin for 2005 is expected to be approximately $3.2 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

A summary of the purchase price consideration for the acquisitions is as follows:

Purchase price consideration	Franklin	Smith Hanley	HHI	PRS	inChord
Cash *	$6,667	$30,000	$5,000	$9,100	$172,500
Stock	3,580	21,215	747	4,105	12,145
Direct acquisition and other Post-closing adjustments	1,064	1,685	478	440	12,149
Contingent consideration for completed measurement periods	5,065	10,603	4,995	272	3,619
Total	$16,376	$63,503	$11,220	$13,917	$200,413
* Cash provided for the acquisition of inChord is pursuant to the credit agreement entered into on October 5, 2005.

The following represents the allocation of the purchase price to the acquired assets of Franklin, Smith Hanley, HHI, PRS and inChord. The allocations are based upon the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition date.

Allocation of purchase price	Franklin	Smith Hanley	HHI	PRS	inChord
Current assets	$3,165	$13,859	$1,005	$1,368	$66,223
Property and equipment, and other noncurrent assets	432	670	48	183	8,533
Goodwill	11,133	36,631	8,795	9,081	87,537
Identifiable intangible assets	2,557	17,400	1,610	3,870	94,300
Liabilities assumed	(911)	(5,057)	(238)	(585)	(56,165)
Minority interest	--	--	--	--	(15)
Total	$16,376	$63,503	$11,220	$13,917	$200,413

     Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets.

Divesting Transactions

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For the years ended December 31, 2005 and 2004, we received approximately $1.7 million and $2.1 million, respectively, relating to these divestitures.

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues

	For the Years Ended December 31,
	2005		2004		2003
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
inVentiv Clinical	$113,700	20.4%	$21,688	6.2%	$--	--
inVentiv Communications	48,726	8.8%	--	--	--	--
inVentiv Commercial	393,886	70.8%	330,496	93.8%	224,453	100.0%
Total revenues	556,312	100.0%	352,184	100.0%	224,453	100.0%

Cost of services:
inVentiv Clinical	75,177	66.1%	14,487	66.8%	--	--
inVentiv Communications	32,440	66.6%	--	--	--	--
inVentiv Commercial	309,408	78.6%	265,246	80.3%	182,658	81.4%
Total cost of services	417,025	75.0%	279,733	79.4%	182,658	81.4%

Selling, general and administrative expenses	79,313	14.3%	38,539	10.9%	26,223	11.7%

Other operating income	--	--	264	--	392	0.2%

Total operating income	$59,974	10.8%	$34,176	9.7%	$15,964	7.1%
Interest expense	(3,955)	(0.7)%	(922)	(0.3)%	(549)	(0.3)%
Interest income	1,409	0.3%	678	0.2%	413	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	57,428	10.4%	33,932	9.6%	15,828	7.0%
Income tax provision	(14,229)	(2.6)%	(3,802)	(1.1)%	(5,933)	(2.6)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	43,199	7.8%	30,130	8.5%	9,895	4.4%
Minority interest in income of subsidiary	(224)	--	--	--	--	--
Equity earnings in investments	107	--	--	--	--	--
Income from continuing operations	43,082	7.8%	30,130	8.5%	9,895	4.4%
Income (losses) from discontinued operations:
Losses from discontinued operations, net of taxes	--	--	--	--	(4,092)	(1.8)%
Gains (losses) on disposals of discontinued operations, net of taxes	781	0.1%	1,002	0.3%	(4,406)	(2.0)%
Tax benefit related to the disposal of a discontinued operation	--	--	--	--	4,379	2.0%
Income (losses) from discontinued operations	781	0.1%	1,002	0.3%	(4,119)	(1.8)%

Net income	$43,863	7.9%	$31,132	8.8%	$5,776	2.6%

Earnings (losses) per share:
Continuing operations:
Basic	$1.60		$1.26		$0.43
Diluted	$1.53		$1.18		$0.42
Discontinued operations:
Basic	$0.03		$0.04		$(0.18)
Diluted	$0.03		$0.04		$(0.18)
Net income:
Basic	$1.63		$1.30		$0.25
Diluted	$1.56		$1.22		$0.24
 * Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues: Revenues increased by approximately $204.1 million, or 58.0%, to $556.3 million in the year ended December 31, 2005, from $352.2 million in the year ended December 31, 2004, mainly due to increased business in our inVentiv Commercial business and company acquisitions during 2004 and 2005, as more fully described below.

As a result of the fourth quarter 2004 acquisitions in inVentiv Clinical, the segment has contributed approximately $21.7 million of revenues in 2004 and $113.7 million of revenues for the year ended December 31, 2005. inVentiv Clinical’s clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies, as well as to their outsourced service providers to those sectors. The key driver of increased business was due to increased hiring in permanent placement and clinical staffing.

In our inVentiv Communications segment, which was initially established in October 2005 via acquisition, there was approximately $48.7 million of revenue recorded from the acquisition date through December 31, 2005. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

       Revenues in our inVentiv Commercial business were $393.9 million in the year ended December 31, 2005, an increase of $63.4 million or 19.2% from $330.5 million in the year ended December 31, 2004, and accounted for 70.8% of total revenues for the year ended December 31, 2005. The majority of this growth is due to increased business in our Sales & Marketing Teams; a new contract with sanofi-aventis during the third quarter of 2004; and two additional contracts with large, global pharmaceutical firms during the fourth quarter of 2004, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to contract conversions of certain clients, including ALTANA, as discussed in Recent Business Developments; Watson’s election to terminate its sales force contract effective August 1, 2004; and the redeployment of Bayer representatives from older contracts to new multi-year contracts with other clients, as discussed previously. There were also two acquisitions (Franklin in June 2004 and PRS in August 2005), which contributed to the increase in revenues.

    Cost of Services: Cost of services increased by approximately $137.3 million or 49.1%, to $417.0 million during the year ended December 31, 2005 from $279.7 million in the year ended December 31, 2004, mainly due to increased business in our inVentiv Commercial business and company acquisitions during 2004 and 2005, as mentioned previously. Cost of services decreased as a percentage of revenues to 75.0% from 79.4% in the year ended December 31, 2005 and 2004, respectively. The 2004 and 2005 acquisitions in the inVentiv Clinical and inVentiv Communications segments generally tend to have higher margins than the inVentiv Commercial group due to the nature of the services provided.

inVentiv Clinical’s cost of services in 2005 was approximately $75.2 million, compared to approximately $14.5 million during the fourth quarter of 2004, when the segment was established via the Smith Hanley and HHI acquisitions. Cost of services as a percentage of revenues was in line from the previous year. The increase in cost was due to the full year effect of the acquisitions and increased hiring in permanent placement and clinical staffing.

Our inVentiv Communications segment incurred approximately $32.4 million in cost of services from the October 5, 2005 acquisition date through December 31, 2005. The segment’s cost of services was approximately 66.6 % of the segment’s revenues.

Cost of services at the inVentiv Commercial business increased by approximately $44.2 million, or 16.6%, to $309.4 million in the year ended December 31, 2005 from $265.2 million in the year ended December 31, 2004. This variance percentage is lower than the percentage increase in revenue between the related periods. Cost of services was 78.6% of inVentiv Commercial revenue in the year ended December 31, 2005, compared to 80.3% in the year ended December 31, 2004. The decrease of cost of services as a percentage of revenue in 2005 as compared to 2004 was attributable to ongoing cost savings measures implemented by management to align our support and infrastructure with the current level of operations. In addition, we acquired Franklin in June 2004, as described previously, which is a higher margin division than the core commercial services business.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $40.8 million, or 105.8%, to $79.3 million from $38.5 million in the years ended December 31, 2005 and 2004, respectively. This increase was primarily due to increased compensation levels in 2005 versus 2004, SG&A expenses incurred at the divisions acquired in 2004 and 2005, increases in professional fees related to increased acquisitions and compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002, and the hiring of an internal audit department in 2005.

SG&A expenses at our inVentiv Clinical business units, which were acquired during the fourth quarter of 2004, were approximately $29.0 million during the year ended December 31, 2005, compared to $5.5 million during the fourth quarter of 2004.

SG&A expenses at our newly acquired inVentiv Communications businesses were approximately $10.6 million in 2005, which reflects expenses incurred during the fourth quarter, when the inChord acquisition was consummated. At the acquisition date, the Company assumed a $7.5 million existing liability on inChord’s balance sheet relating to certain performance thresholds of the segment over a three-year period. The Company will continue to periodically monitor these performance thresholds, which may result in up to an additional $7.5 million of future expenses if and when it is probable that additional thresholds will be met.

SG&A expenses at inVentiv Commercial increased by approximately $5.0 million, or 20.8%, to $29.0 million in the year ended December 31, 2005 from $24.0 million incurred in the year ended December 31, 2004. This increase was due to increased compensation and benefits in 2005 versus 2004, mainly due to increased results during 2005; $2.1 million of additional SG&A at Franklin, which was acquired in June 2004; and additional SG&A at PRS, which was acquired in August 2005.

Other SG&A was approximately $10.6 million for the year ended December 31, 2005, an increase of approximately $1.6 million or 18.2% from $9.0 million for the year ended December 31, 2004. The increase was mainly related to increases in compensation as a result of improved company performance, professional fees primarily related to increased acquisitions and our compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002, and the hiring of an internal audit department in 2005. Due to increased acquisitions over the last two years, our internal and external audit expenses have increased substantially from 2004.

Provision for Income Taxes: In March 2005, we recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, we recorded a tax benefit of approximately $6.7 million primarily related to the reversal of a previously recorded valuation allowance as the Company determined an additional portion of its deferred tax asset was more likely than not expected to be realized. Excluding these tax benefits, our annual effective tax rate was 39.2% in 2005.

During the fourth quarter of 2004, we recorded a tax benefit of approximately $7.1 million primarily related to the divestiture and shutdown of certain former subsidiaries. Our tax rate during the fourth quarter benefited additionally from $2.0 million of net federal & state tax adjustments and other one-time reversals, primarily related to prior period tax contingencies, which are no longer required. Excluding these tax benefits, our annual effective tax rate was 38.0% in 2004.

Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the year ended December 31, 2005 and 2004, income from discontinued operations, net of taxes, was $0.8 million and $1.0 million, respectively, which mainly consisted of contingency payments due from our previously divested Germany and Hungary (2004 only) based operations, as more fully described in Recent Business Developments.

Net Income and Earnings Per Share (“EPS”): Our net income increased by approximately $12.8 million from $31.1 million in 2004 to $43.9 million in 2005. Diluted earnings per share increased to $1.56 per share for the year ended December 31, 2005 from $1.22 for the year ended December 31, 2004.  Operating results were higher due to increased revenues from certain contracts; the middle to late 2004 and 2005 acquisitions; and various cost saving strategies in 2005. This was slightly offset by the higher tax benefits recorded in 2004 than 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues: Revenues increased by approximately $127.7 million, or 56.9%, to $352.2 million in the year ended December 31, 2004, from $224.5 million in the year ended December 31, 2003, mainly due to increased business in our inVentiv Commercial business and company acquisitions during 2004, as more fully described below.

As a result of the fourth quarter 2004 acquisitions in inVentiv Clinical, we increased our revenues by approximately $21.7 million. inVentiv Clinical’s clientele consists of a wide range of pharmaceutical, biotechnology and medical device companies, as well as to their outsourced service providers to those sectors. Since inVentiv Clinical was created as a result of 2004 acquisitions, there were no revenues generated for this segment in 2003.

Revenues in our inVentiv Commercial business were $330.5 million in the year ended December 31, 2004, an increase of $106.0 million or 47.2% from $224.5 million in the year ended December 31, 2003, and accounted for 93.8% of total revenues for the year ended December 31, 2004. This increase resulted primarily from new contracts won in 2004, ranging from small to mid-size clients looking to enter new markets or build infrastructure, to large, global pharmaceutical companies with existing infrastructure, and including several new contracts during the first half of 2004; a new contract with sanofi-aventis during the third quarter of 2004; two additional contracts with large, global pharmaceutical firms, one of which was BMS. The increases from these significant contract wins (described above) were offset by decreases attributable to conversions of sales teams for Endo Pharmaceutical, Inc. and Boehringer Ingleheim Pharmaceuticals, Inc. during the fourth quarter of 2003, Watson’s election to terminate its sales contract effective August 1, 2004, and the redeployment of Bayer representatives from older contracts to recently announced new multi-year contracts with other clients, as discussed previously. Revenues from the sanofi-aventis and other 2004 contract wins are expected to offset the preceding losses and diversify our client base. Finally, we acquired Franklin on June 9, 2004, resulting in additional revenue in 2004 since the acquisition date.

Cost of Services: Cost of services increased by approximately $97.0 million or 53.1%, to $279.7 million during the year ended December 31, 2004 from $182.7 million in the year ended December 31, 2003. Cost of services decreased as a percentage of revenues to 79.4% from 81.4% in the years ended December 31, 2004 and 2003, respectively.

Cost of services at the inVentiv Clinical business was approximately $14.5 million for the period from the respective acquisition dates to December 31, 2004. Cost of services represented approximately 66.8% of inVentiv Clinical revenues during this period. Gross margins related to this business tend to be higher than the core commercial services business. Since inVentiv Clinical was created as a result of 2004 acquisitions, there was no cost of services for this segment in 2003.

Cost of services at the inVentiv Commercial business increased by approximately $82.5 million, or 45.2%, to $265.2 million in the year ended December 31, 2004 from $182.7 million in the year ended December 31, 2003. This variance percentage is lower than the percentage increase in revenue between the related periods. Cost of services was 80.3% of inVentiv Commercial revenue in the year ended December 31, 2004, compared to 81.4% in the year ended December 31, 2003. The decrease of cost of services as a percentage of revenue in 2004 as compared to 2003 was attributable to ongoing cost savings measures implemented by management to align our support and infrastructure with the current level of operations. In addition, we acquired Franklin, as described previously, which is a higher margin division than the core commercial services business.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $12.3 million, or 47.0%, to $38.5 million from $26.2 million in the year ended December 31, 2004 and 2003, respectively. This increase was primarily due to increased compensation levels in 2004 versus 2003, SG&A expenses incurred from the 2004 acquisitions, and increases in professional fees related to compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expenses at inVentiv Clinical businesses were approximately $5.5 million in 2004, which reflects expenses incurred during the fourth quarter, when the acquisitions were consummated. Since inVentiv Clinical was created as a result of 2004 acquisitions, there were no SG&A expenses for this segment in 2003.

SG&A expenses at inVentiv Commercial increased by approximately $3.3 million, or 16.1%, to $24.0 million in the year ended December 31, 2004 from $20.7 million incurred in the year ended December 31, 2003. This increase was due to increased compensation levels in 2004 versus 2003 due to increased results during the current year, increased rent expense due to inVentiv Commercial occupying additional space, which it previously subleased to a third party, and expenses related to Franklin in 2004.

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

Provision for Income Taxes: During the fourth quarter of 2004, we recorded a tax benefit of approximately $7.1 million primarily related to the divestiture and shutdown of certain former subsidiaries. Our tax rate during the fourth quarter benefited additionally from $2.0 million of net federal & state tax adjustments and other one-time reversals, primarily related to prior period tax contingencies, which are no longer required. Excluding these tax benefits, our annual effective tax rate was 38.0% in 2004. We recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 37.5% for the year ended December 31, 2003. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the year ended December 31, 2004 and 2003, income (losses) from discontinued operations, net of taxes, were income of $1.0 million and losses of $4.1 million, respectively. The 2004 gains on disposals of discontinued operations of mainly consisted of contingency payments due from our previously divested Germany, Hungary and Alpharetta, Georgia-based operations, as more fully described in Recent Business Developments, offset by increased expenses in our facility remaining from a previously-divested business segment.

For the year ended December 31, 2003, operating losses of $4.1 million mainly consisted of the results of our France-based operations. In addition, we incurred approximately $4.4 million of losses related to the disposals of the units described in Recent Business Developments, consisting of the following: we wrote off net liabilities and currency translation adjustments of approximately $5.1 million, mainly related to the sale of its France-based business unit; we incurred approximately $1.2 million of expenses, comprised primarily of legal and severance fees associated with the sale of its France and UK-based business units, and adjustments of residual balances in entities divested; we recorded a loss of $0.6 million on the sale of the assets and business of its Hungary-based contract sales business unit; these adjustments were offset in 2003 by contingent consideration of approximately $0.5 million recognized pursuant to divestiture agreements on the sale of our Germany and Hungary-based contract sales business units; as a result of these adjustments, there were approximately $2.0 million of tax benefits recorded in 2003.

Finally, in connection with the completion of the divestiture of our France-based contract sales business unit in 2003, we recorded an estimated $4.4 million tax benefit relating to the disposal of this business unit.

Net Income and Earnings Per Share: Our net income increased by approximately $25.3 million from $5.8 million in 2003 to $31.1 million in 2004. Diluted earnings per share increased to $1.22 per share for the year ended December 31, 2004 from $0.24 for the year ended December 31, 2003.  Operating results were higher due to increased revenues from certain contracts; the acquisitions of Franklin and the companies comprising inVentiv Clinical; various cost saving strategies in 2004; and the tax benefit and one-time tax adjustments recorded in 2004. During 2004, we started to realize earnings from discontinued operations related to the receipt of post acquisition contingent consideration from the divested entities, while incurring losses from discontinued operations in 2003 from our previously divested business units.

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Liquidity and Capital Resources

At December 31, 2005, inVentiv had $73.1 million of unrestricted cash and equivalents, an increase of $22.3 million from December 31, 2004. For the year ended December 31, 2004, compared to December 31, 2005, cash provided by operations increased by $6.3 million from $49.0 million to $55.3 million. Cash used in investing activities increased from $45.5 million in the year ended December 31, 2004 to $196.1 million in the year ended December 31, 2005. Cash provided in financing activities increased by $171.0 million from a use of $7.8 million to a source of $163.2 million over the same comparative periods.

Cash provided by operations was $55.3 million during the year ended December 31, 2005, while cash provided by operations was $49.0 million in the year ended December 31, 2004. This is mainly due to increased volume of business, as described in the Results of Operations section above, and collections of certain receivables at inVentiv Communications.

Cash used in investing activities was $196.1 million for the year ended December 31, 2005 compared to $45.5 million used during the same period in 2004. The Company paid approximately $172.5 million and $9.1 million in 2005 for the acquisitions of inChord and PRS, respectively, versus $6.7 million, $30.0 million, and $4.6 million of purchase price for the acquisition of Franklin, Smith Hanley and HHI in 2004, both excluding acquisition costs. In 2005, the Company also paid approximately $5.2 million of cash relating to 2004 earn-outs, the majority of which was accrued at the end of 2004. The Company has existing letters of credit for insurance on its automobile fleet in its inVentiv Commercial business segment. Any changes in these letters of credit and changes in the principal of client escrow accounts constitute the increases in restricted cash. These letters of credit have been fully cash collateralized by the Company in 2004 and 2005. In 2005, the Company entered into a Deferred Compensation Plan for certain key employees and funded the liability with a corporate-owned life insurance (“COLI”) program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. In 2005, the Company invested approximately $1.4 million in the COLI program.

Cash provided by financing activities was $163.2 million compared to cash used of $7.8 million for the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to the activation of our credit agreement in connection with the acquisition of inChord. The Company received $6.8 million of proceeds from the exercise of stock options, versus $3.2 million for the year ended December 31, 2004. Also, the Company made capital lease payments of $14.6 million and $11.0 million for the same periods in 2005 and 2004, respectively, mainly under the fleet lease agreement in its inVentiv Commercial business segment.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to inVentiv in a single drawing at the time of the inChord transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

•
The term loan will mature on the sixth anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the Credit Agreement.

•
Amounts advanced under the credit agreement must be prepaid with a percentage, determined based on a leverage test set forth in the credit agreement, of Excess Cash Flow (as defined in the credit agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of debt obligations or equity securities of inVentiv and its subsidiaries, subject to certain exceptions. We may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the credit agreement that are repaid or prepaid may not be reborrowed.

•
Interest on the loans accrue, at our election, at either (1) the Alternate Base Rate (which is the greater of UBS’s prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at our option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based on the type of loan and method of interest rate determination elected.

•
The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which we are required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit.

Effective October 2005, we entered into a three-year swap arrangement for $175 million to hedge against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. This arrangement is discussed more fully under Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months. However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

Commitments and Contractual Obligations

A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Long term debt obligations (a)	$231,773	$12,506	$24,688	$65,933	$128,646
Capital lease obligations (b)	31,417	12,243	17,254	1,920	--
Operating leases (c)	55,274	12,185	18,507	11,592	12,990
Total obligations	$318,464	$36,934	$60,449	$79,445	$141,636

(a)	These future commitments represent the principal and interest payments under the $175 million term loan under our credit facility.
(b)	These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2005 but will be recorded as incurred.
(c)
Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term, as provided for in the leasing arrangements.

The acquisition agreements entered into in connection with our acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2005 or 2004.

New Accounting Pronouncements

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. We do not expect the adoption of FIN 45-3 to have a material impact on our consolidated balance sheets, consolidated income statements or consolidated statements of cash flows.

In June 2005, the FASB issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the implementation of SFAS No. 154 to have an impact on our consolidated balance sheets, consolidated income statements or consolidated statements of cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 will be applied upon adoption of SFAS No. 123R. In April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As such, we are required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to continue to use the Black-Scholes model for stock compensation valuation. Based on grants of stock compensation issued through 2005, we estimate approximately $2.4 million (net of $1.6 million of taxes) of compensation relating to the expensing of stock options in 2006 and $1.0 million (net of $0.6 million of taxes) relating to the vesting of restricted shares.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to consolidated results of operations over the remaining vesting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt Exposure

At December 31, 2005, Ventiv had $174.6 million debt outstanding under its unsecured term loan. See Liquidity and Capital Resources section for further detail on inVentiv’s credit agreement. inVentiv will incur variable interest expense with respect to its outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at December 31, 2005, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, we entered into a three-year swap arrangement for $175 million to hedge against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. We entered into this interest rate swap agreement to modify the interest rate characteristics of our outstanding long-term debt and have designated this qualifying instrument as a cash flow hedge. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the year ended December 31, 2005, we recorded a $0.3 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $0.3 million, which was recorded as Deposits and Other Assets on the December 31, 2005 consolidated balance sheet. The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Foreign Currency Exchange Rate Exposure

inVentiv is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to our financial statements. At December 31, 2005, the accumulated other comprehensive earnings was approximately $0.2 million.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Report of Management
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excludes the PRS and inChord businesses we acquired in 2005 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The financial statements of these acquired businesses constitute 9% and 45% of revenues and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2005. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Ventiv Health, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of Ventiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Pharmaceutical Resource Solutions LLC (“PRS”) and inChord Communications, Inc. (“inChord”), which were acquired in August and October 2005, respectively, and whose financial statements reflect total assets and revenues constituting 45% and 9% of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at PRS and inChord. The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2, during 2005, the Company changed the presentation of its consolidated statements of cash flows to separately present the cash flows from operating, investing and financing activities of discontinued operations within the respective categories of operating, investing and financing activities of the Company and retroactively revised the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 for the change.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 14, 2006

VENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and equivalents	$73,102	$50,809
Restricted cash	3,878	2,488
Accounts receivable, net of allowances for doubtful accounts of $3,979 and $1,980 at
December 31, 2005 and 2004, respectively	112,782	56,534
Unbilled services	41,206	36,130
Prepaid expenses and other current assets	5,737	2,755
Current deferred tax assets	4,029	8,226
Total current assets	240,734	156,942

Property and equipment, net	36,637	40,226
Equity investments	5,183	--
Goodwill	173,777	64,823
Other intangibles, net	117,606	21,370
Deferred tax assets	3,428	3,583
Deposits and other assets	6,529	508
Total assets	$583,894	$287,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$10,859	$12,004
Current portion of long-term debt	1,750	--
Accrued payroll, accounts payable and accrued expenses	77,816	56,076
Current income tax liabilities	7,359	12,113
Client advances and unearned revenue	29,393	9,184
Total current liabilities	127,177	89,377

Capital lease obligations	17,695	24,898
Long-term debt	172,813	--
Other non-current liabilities	12,994	733
Total liabilities	330,679	115,008

Commitments and contingencies

Minority interests	(4)	--

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2005 and 2004, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 27,862,436 and 25,705,012
Shares issued and outstanding at December 31, 2005 and 2004, respectively	28	26
Additional paid-in-capital	233,441	193,061
Deferred compensation	(3,563)	(420)
Accumulated other comprehensive income	221	320
Accumulated earnings (deficit)	23,092	(20,543)
Total stockholders’ equity	253,219	172,444

Total liabilities and stockholders’ equity	$583,894	$287,452

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$556,312	$352,184	$224,453
Operating expenses:
Cost of services	417,025	279,733	182,658
Selling, general and administrative expenses	79,313	38,539	26,223
Other operating income	--	(264)	(392)
Total operating expenses	496,338	318,008	208,489
Operating income	59,974	34,176	15,964
Interest expense	(3,955)	(922)	(549)
Interest income	1,409	678	413
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	57,428	33,932	15,828
Income tax provision	(14,229)	(3,802)	(5,933)
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	43,199	30,130	9,895
Minority interest in income of subsidiaries	(224)	--	--
Equity earnings in investments	107	--	--
Income from continuing operations	43,082	30,130	9,895

Income (losses) from discontinued operations:
Losses from discontinued operations, net of tax expense of $63 for the year ended December 31, 2003	--	--	(4,092)
Gains (losses) on disposals of discontinued operations, net of tax (expense)benefit of ($442), ($547), and $2,056 for the years ended December 31, 2005, 2004 and 2003, respectively	781	1,002	(4,406)
Tax benefit related to the disposal of a discontinued operation	--	--	4,379
Income (losses) from discontinued operations	781	1,002	(4,119)

Net income	$43,863	$31,132	$5,776

Earnings (losses) per share:
Continuing operations:
Basic	$1.60	$1.26	$0.43
Diluted	$1.53	$1.18	$0.42
Discontinued operations:
Basic	$0.03	$0.04	$(0.18)
Diluted	$0.03	$0.04	$(0.18)
Net income:
Basic	$1.63	$1.30	$0.25
Diluted	$1.56	$1.22	$0.24
Weighted average common shares outstanding:
Basic	26,875	23,951	22,919
Diluted	28,165	25,437	23,801

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated earnings/ (deficit)	Deferred Compen- Sation	Compre-hensive Income (Losses)	Accumulated Other Comprehen-sive Income (Losses)	Total
Balance at January 1, 2003	$23	$158,619	$(57,451)	$(457)		$(4,288)	$96,446
Net income	--	--	5,776	--	$5,776	--	5,776
Foreign currency translation Adjustment	--	--	--	--	(1,913)	(1,913)	(1,913)
Write-off of currency translation adjustments from divestitures	--	--	--	--	6,304	6,304	6,304
					$10,167
Vesting of restricted shares	--	--	--	397		--	397
Exercise of stock options	--	555	--	--		--	555
Issuance of restricted shares	--	85	--	(85)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	345	--	--		--	345

Executive share surrender	--	(185)	--	--		--	(185)
Other	--	(60)	--	60		--	--
Balance at December 31, 2003	23	159,359	(51,675)	(85)		103	107,725
Net income	--	--	31,132	--	$31,132	--	31,132
Foreign currency translation Adjustment	--	--	--	--	217	217	217
					$31,349
Vesting of restricted shares	--	--	--	64		--	64
Compensation expense	--	74	--	--		--	74
Exercise of stock options	2	3,196	--	--		--	3,198
Issuance of restricted shares	--	399	--	(399)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	4,493	--	--		--	4,493
Issuance of shares in connection with acquisitions	1	25,540	--	--		--	25,541
Balance at December 31, 2004	26	193,061	(20,543)	(420)		320	172,444
Net income	--	--	43,863	--	$43,863	--	43,863
Foreign currency translation Adjustment	--	--	--	--	(99)	(99)	(99)
					$43,764
Vesting of restricted shares	--	--	--	694		--	694
Compensation expense	--	435	--	--		--	435
Exercise of stock options	1	6,831	--	--		--	6,832
Issuance of restricted shares	--	3,858	--	(3,858)		--	--
Cancellation of restricted shares	--	(21)	--	21		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	9,772	--	--		--	9,772
Issuance of shares in connection with acquisitions	1	19,505	--	--		--	19,506
Cash distribution TSP	--	--	(228)	--		--	(228)
Balance at December 31, 2005	$28	$233,441	$23,092	$(3,563)		$221	$253,219

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2005	2004	2003
Cash flows from operating activities:		(Revised) (1)	(Revised) (1)
Net income from continuing operations	$43,082	$30,130	$9,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,491	15,602	9,485
Amortization	1,934	306	19
Earnings of equity investments	(107)	--	--
Minority interest in income of TSP	224	--	--
Fair market value adjustment on derivative financial instrument	(269)	--	--
Deferred taxes	4,352	(4,711)	2,316
Gain on sale of real estate	--	--	(392)
Stock compensation expense	694	138	397
Tax benefit from stock option exercises and vesting of restricted shares	9,772	4,493	345
Executive share surrender	--	--	(185)
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(20,204)	(1,186)	(13,140)
Unbilled services	10,348	(9,522)	(6,800)
Prepaid expenses and other current assets	6,521	(1,208)	280
Accrued payroll, accounts payable and accrued expenses	(6,401)	8,413	3,926
Current income tax liabilities	(4,754)	2,948	5,886
Client advances and unearned revenue	(8,186)	4,286	1,134
Other	3,757	397	341
Net cash provided by continuing operations	56,254	50,086	13,507
Net cash (used in) provided by discontinued operations	(951)	(1,125)	2,879
Net cash provided by operating activities	55,303	48,961	16,386

Cash flows from investing activities:
Restricted cash balances	(1,332)	(816)	22
Investment in cash value of life insurance policies	(1,382)	--	--
Cash paid for acquisitions, net of cash acquired	(187,002)	(44,943)	--
Acquisition earn-out payments	(5,181)	--	--
Equity investments	(115)	--	--
Purchases of property and equipment	(5,936)	(5,697)	(3,642)
Proceeds from manufacturers rebates on leased vehicles	3,093	3,799	1,478
Proceeds from sale of real estate	--	--	1,099
Net cash used in continuing operations	(197,855)	(47,657)	(1,043)
Net cash provided by discontinued operations	1,732	2,141	1,280
Net cash (used in) provided by investing activities	(196,123)	(45,516)	237

Cash flows from financing activities:
Borrowings on credit agreement	175,000	--	--
Repayments on credit agreement	(437)	--	--
Repayments of capital lease obligations	(14,624)	(11,021)	(6,354)
Fees to establish credit agreement	(3,330)	--	--
Proceeds from exercise of stock options	6,831	3,198	555
Distributions to minority interests in affiliated partnership	(228)	--	--
Net cash provided by continuing operations	163,212	(7,823)	(5,799)
Net cash provided by discontinued operations	--	--	--
Net cash provided by (used in) financing activities	163,212	(7,823)	(5,799)

Effect of exchange rate changes	(99)	217	(1,913)

Net increase (decrease) in cash and equivalents	22,293	(4,161)	8,911
Cash and equivalents, beginning of year	50,809	54,970	46,059
Cash and equivalents, end of year	$73,102	$50,809	$54,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,090	$857	$352
Cash paid for income taxes	$5,296	$1,641	$462
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$10,845	$16,581	$19,463
Vehicles disposed through capital lease agreements	$1,232	--	--
Stock issuance related to acquisitions	$19,506	$25,541	--
(1)	See footnote 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

VENTIV HEALTH, INC.
Notes to Consolidated Financials Statements

1. Organization and Business:

Ventiv Health Inc. (together with its subsidiaries, “Ventiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 150 client organizations, including 18 of the top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch. We have established expertise and leadership in providing the services our clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle.

We provide our services through a portfolio of subsidiary companies that have historically conducted their operations as "Ventiv Health, Inc." As of the date of this report, we have changed our corporate brand name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005. The legal name change will be effected following our annual shareholders meeting in June 2006, subject to receipt of stockholder approval.

Business Segments

We currently serve our clients primarily through three business segments, which correspond to our reporting segments for 2005:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment was initially built through several businesses that were acquired in the fourth quarter of 2004: the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus) and HHI Clinical & Statistical Research Services (“HHI”).

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education. This segment includes inChord and Adheris, Inc. ("Adheris"), a patient compliance and persistence communications company, which we acquired in the first quarter of 2006, as more fully discussed below.

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.

Our services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of Ventiv Health, Inc., its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inChord. Our continuing operations consist primarily of three business segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. All significant intercompany transactions have been eliminated in consolidation.

As a result of the acquisition of inChord, we have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany. Both of these investments are accounted for by using the equity method of accounting.

In December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services.

Consolidated Statements of Cash Flows

During 2005, the Company changed the presentation of its consolidated statements of cash flows to separately present the cash flows from discontinued operations within the categories of operating, investing and financing activities. In addition, the Company has corrected the classification of changes in restricted cash balances previously included within operating activities and financing activities to properly reflect such changes within investing activities. A summary of the effects of the change in presentation on the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Net cash flows provided by operating activities as previously reported	$50,270	$14,317
Change in net cash flows from discontinued operations	(1,125)	2,879
Changes in net cash flows from restricted cash balances	(184)	(810)
Net cash flows provided by operating activities as currently reported	$48,961	$16,386

Net cash flows (used in) provided by investing activities as previously reported	$(44,700)	$215
Changes in net cash flows from restricted cash balances	(816)	22
Net cash flows (used in) provided by investing activities as currently reported	$(45,516)	$237

Net cash flows used in financing activities as previously reported	$(8,823)	$(6,587)
Changes in net cash flows from restricted cash balances	1,000	788
Net cash flows used in financing activities as currently reported	$(7,823)	$(5,799)

Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have original maturities of three months or less. Approximately $0.1 million and $0.7 million were held in escrow on behalf of clients and included in restricted cash at December 31, 2005 and 2004, respectively.

Revenue Recognition

Here is a summary of our revenue recognition policy, based on the segment and services we provide:

inVentiv Clinical

•	Clinical Staffing- Revenues from temporary personnel services, outsourcing and outplacement are recorded when services are rendered.

•	Clinical Analysis and Data Management- Revenues are mainly achieved and recorded based on milestones, depending on the terms of the contracts.

•
Executive Placement- Permanent placement services revenues are recorded at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.

inVentiv Communications

•
Advertising and Communication support- Retainer revenue is recognized under the proportional performance method, by relating the actual hours of work performed to date to the current estimated total hours of the respective projects. Any anticipated losses on projects are recognized when such losses are anticipated. Time and production billings are billed as incurred for actual time and expenses.

•	Branding Consultation- Revenues are mainly based on fee for service, based on the contract.

•
Patient and Physician Education- For its meeting and event services business, we use either the completed contract method or bases revenue recognition on defined milestones, depending on the terms of the specific contracts.

•	Interactive Communication Development- Time and production billings are billed as incurred for actual time and expenses.

inVentiv Commercial

•
Sales and Marketing Teams- Revenues and associated costs under pharmaceutical detailing contracts are generally based on the number of physician calls made or the number of sales representatives utilized. Most of our Sales and Marketing Teams’ contracts involve two phases, a “deployment phase”, typically three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

Most of our Ventiv Pharma Teams contracts specify a separate fee for the initial “deployment phase” of a project. We consider the deployment phase to be a separate and distinct earnings process and recognize the related revenues throughout the deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract. We generally recognize revenue during the “promotion phase” of our Ventiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force. The accounting for the two phases is based on our analysis of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

We provide services to many of our most significant clients under contracts that our clients may cancel, typically on 10 to 120 days notice. In addition, many of the Ventiv Pharma Teams contracts provide our clients with the opportunity to internalize the sales forces ("sales force conversion") under contract, with sufficient notice. Although Ventiv Pharma Teams has been successful in a number of cases in negotiating longer-term commitments and an initial non-cancelable contract period, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts. Normally, if a client terminates a project, the client remains obligated to pay for services performed and reimbursable expenses incurred through the date of termination.

Non-refundable conversion fees are earned and recognized as revenue when one of our sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

•
Planning and Analytics- Revenues for HPR generally include fixed fees, which are recognized when monthly services are performed based on the proportional performance method and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized when the services are provided and payment is reasonably assured.

•
Regulatory Compliance and Patient Assistance- For regulatory compliance, revenues are recorded based on both fixed fees as well as fees for specific compliance related services both of which are recognized when monthly services are performed, while patient assistance programs depend on the number of patients served and are recognized as each service is performed.

•	Marketing Support Services- Revenues are recorded based on time incurred and fulfillment requirements based on contractual terms.

•	Professional Development and Training- Revenues are generally recorded as training courses are completed.

General

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized. In certain cases, based on our analysis of Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and related accounting literature, we may also record certain reimbursable transactions, such as the placement of media advertisements where we act as an agent, as net revenues.

Loss Contracts
The Company periodically analyzes its contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable. The Company did not have any material loss contracts in 2005.

Billing

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

Property and Equipment

Property and equipment is stated at cost. We depreciate furniture, fixtures and office equipment on a straight-line basis over three to seven years; computer equipment over two to five years and buildings up to thirty nine years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful lives of the improvements. We amortize the cost of vehicles under capital leases on a straight-line basis over the term of the lease.

 Goodwill and Other Intangible Assets

With the acquisition of Smith Hanley and other businesses we have acquired, material intangible assets, including goodwill and other identifiable finite and indefinite-lived acquired intangibles. The identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition, as well as the completion of annual impairment tests, require significant management judgments and estimates. These estimates are made based on, among others, consultations with an accredited independent valuation consultant, reviews of projected future income cash flows and statutory regulations. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations. Furthermore, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill. Goodwill is tested at least annually for impairment. In 2005, we performed an annual impairment as of the valuation date of June 30, 2005 and concluded that the existing goodwill and tradename balances were not impaired. As of December 31, 2005, goodwill of approximately $173.8 million and other intangibles (net) of $117.6 million were recorded in the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. There were no material impairment losses in 2005.

Claims and Insurance Accruals

We maintain self-insured retention limits for certain insurance policies. The liabilities associated with the risk retained by us are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if our actual costs differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$43,082	$30,130	$9,895
Weighted average number of common shares outstanding	26,875	23,951	22,919
Basic EPS from continuing operations	$1.60	$1.26	$0.43

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$43,082	$30,130	$9,895
Adjustments	--	--	--
Adjusted income from continuing operations	$43,082	$30,130	$9,895

Weighted average number of common shares outstanding	26,875	23,951	22,919
Stock options (1)	1,265	1,482	882
Restricted awards (2)	25	4	--
Total diluted common shares outstanding	28,165	25,437	23,801

Diluted EPS from continuing operations	$1.53	$1.18	$0.42

(1)
For the years ended December 31, 2005, December 31, 2004 and December 31, 2003, 55,911 shares, 377,121 shares, and 1,600,648 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

(2)
For the years ended December 31, 2005 and December 31, 2004, 9,770 shares and 3,826 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of any loss carryforwards or capital losses. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, we maintain reserves for certain tax items, which are included in income taxes payable on our consolidated balance sheet. We periodically review these reserves to determine if adjustments to these balances are necessary.

Foreign Currency Translations

We are not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to our consolidated financial statements. At December 31, 2005, the accumulated other comprehensive earnings was approximately $0.2 million.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  Estimates are used in determining items such as reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax valuation, and amounts recorded for contingencies and other reserves.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  We are not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on consolidated results of operations or consolidated financial condition.

Fair Value of Liquid Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments.

Derivative Financial Instruments

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of accounts receivable and unbilled services. We place our investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments. We are subject to credit exposure to the extent we maintain cash balances at one institution in excess of the Federal Depository Insurance Company limit of $100,000. Our receivables are concentrated with its major pharmaceutical clients. We do not require collateral or other security to support clients' receivables.

Accounting for Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123 (“SFAS No. 148”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002. We account for stock-based employee compensation arrangements in accordance with provisions of APB 25, and complies with the disclosure provisions of SFAS No. 123, as amended. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the quoted market price of our stock and the exercise price.
The following table illustrates the effect on net income and net earnings per share attributable to common shareholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income attributable to common shareholders, as reported	$43,863	$31,132	$5,776
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(3,663)	(2,637)	(1,395)
Pro forma net income	$40,200	$28,495	$4,381
Net earnings per share attributable to common shareholders:
As reported: Basic	$1.63	$1.30	$0.25
As reported: Diluted	$1.56	$1.22	$0.24
Pro forma: Basic	$1.50	$1.19	$0.19
Pro forma: Diluted	$1.43	$1.12	$0.18

New Accounting Pronouncements

On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. We do not expect the adoption of FIN 45-3 to have a material impact on our consolidated results of operations or consolidated financial position.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the implementation of SFAS No. 154 to have an impact on our consolidated balance sheets, consolidated income statements or consolidated statements of cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 will be applied upon adoption of SFAS No. 123R. In April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As such, we are required to adopt SFAS No. 123R in our first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We plan to continue to use the Black-Scholes model for stock compensation valuation. Based on grants of stock compensation issued through 2005, we estimate approximately $2.4 million (net of $1.6 million of taxes) of compensation relating to the expensing of stock options in 2006 and $1.0 million (net of $0.6 million of taxes) relating to the vesting of restricted shares.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 31, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.

3. Acquisitions:

In March 2006, we entered into an agreement for the acquisition of Synergos, LLP ("Synergos"). Synergos is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring as well as investigator and patient recruitment. The Synergos acquisition agreement provides for up front purchase consideration of $5.75 million in cash and stock, plus earn-out payments for exceeding specified financial targets. The Synergos acquisition is expected to close during the second quarter of 2006.

Also in March 2006, we entered into an agreement for the acquisition of Jeffrey Simbrow Associates Inc. (and certain of its affiliated companies) ("JSAI"), Canada's leading healthcare marketing and communications agency. Under the terms of the agreement, Ventiv will acquire JSAI for CAD$10.0 million in cash and stock, plus earn-out payments for exceeding specified financial targets. The JSAI acquisition is expected to close during the second quarter of 2006.

In February 2006, we acquired Adheris for approximately $67 million in cash and stock, exclusive of direct acquisition costs and post-closing adjustments, which have not yet been finalized. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. We will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements in 2006, 2007 and 2008. Adheris's financial results will be reported under inVentiv Communications from the date of its acquisition and accordingly are not reflected in our 2005 consolidated financial results.

In October 2005, we acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $18.6 million in net assets. To help finance the transaction, we entered into a credit agreement dated October 5, 2005, as more fully described in footnote 8. We acquired inChord to expand our service portfolio in the marketing and communications arena, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing businesses. We will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The amount due with respect to inChord for 2005 is expected to be approximately $3.6 million in cash and stock, which we accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review.

The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of inChord’s assets acquired and liabilities assumed may be necessary as additional information becomes available including the finalization of a third-party valuation of certain intangible assets.

In August 2005, we acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which we acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 is expected to be approximately $0.3 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition. The purchase price and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of PRS’s assets acquired and liabilities assumed may be necessary as additional information becomes available including the finalization of a third-party valuation of certain intangible assets.

In November 2004, we acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements our Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. The amount due with respect to HHI for 2005 is expected to be approximately $5.0 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

In October 2004, we acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. We acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. We acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and will be obligated to make certain earn-out payments, which may be material, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The amount due with respect to Smith Hanley for 2005 is expected to be approximately $4.0 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

In June 2004, inVentiv acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. We paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004; the portion adjusted in 2005 mainly relates to the finalization of the 2004 earn-out. The amount due with respect to Franklin for 2005 is expected to be approximately $3.2 million in cash and stock, which the Company accrued at December 31, 2005, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

A summary of the purchase price consideration for the acquisitions is as follows:
Purchase price consideration	Franklin	Smith Hanley	HHI	PRS	inChord
Cash *	$6,667	$30,000	$5,000	$9,100	$172,500
Stock	3,580	21,215	747	4,105	12,145
Direct acquisitions and other post-closing adjustments	1,064	1,685	478	440	12,149
Contingent consideration	5,065	10,603	4,995	272	3,619
Total	$16,376	$63,503	$11,220	$13,917	$200,413
* Cash provided for the acquisition of inChord is pursuant to the credit agreement entered into on October 5, 2005.

The following represents the allocation of the purchase price to the acquired assets of Franklin, Smith Hanley and HHI. The allocations are based upon the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition date.

Allocation of purchase price	Franklin	Smith Hanley	HHI	PRS	inChord
Current assets	$3,165	$13,859	$1,005	$1,368	$66,223
Property and equipment, and other noncurrent assets	432	670	48	183	8,533
Goodwill	11,133	36,631	8,795	9,081	87,537
Identifiable intangible assets	2,557	17,400	1,610	3,870	94,300
Liabilities assumed	(911)	(5,057)	(238)	(585)	(56,165)
Minority interest	--	--	--	--	(15)
Total	$16,376	$63,503	$11,220	$13,917	$200,413

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. Goodwill and other intangible assets are more fully described in Footnote 7.

The following table provides unaudited pro forma results of operations for the periods noted below, as if the 2005 acquisitions had been made at the beginning of each period. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at that time.

	2005	2004
Revenues	$693,304	$589,767
Income from continuing operations	46,314	38,423
Net income	47,095	39,425
Earnings per share:
Basic	$1.72	$1.53
Diluted	$1.65	$1.44

4. Significant Clients:

During the year ended December 31, 2005, two clients accounted for approximately 14% and 11%, individually, of our total revenues spread across the inVentiv Commercial, inVentiv Communications and inVentiv Clinical segments. For the year ended December 31, 2004, two clients serving the inVentiv Commercial segment accounted for approximately 16% and 14%, individually, of our total revenues. During 2003, two clients serving the inVentiv Commercial segment accounted for approximately 23% and 18%, individually, of our total revenues.

5. Restricted Cash:

In October 2005, we pledged approximately $0.7 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Commercial segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2005.

In June 2005, we pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Clinical segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2005.

In January 2005, we pledged additional cash as collateral of approximately $1.0 million, for a total of approximately $2.0 million, on an existing outstanding standby letter of credit to support the insurance policy relating to a fleet leasing arrangement for the inVentiv Commercial segment, opened in January 2004. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, approximately $2.0 million and $1.0 million has been restricted from use for general purposes and classified accordingly in the Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004, respectively.

In March 2003, we pledged approximately $0.8 million of cash as collateral on an outstanding standby letter of credit, issued in support of the insurance policy relating to a fleet leasing arrangement for the inVentiv Commercial segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Consolidated Balance Sheet as of December 31, 2005 and December 31, 2004.

We often receive cash advances from our clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, we consider these funds to be restricted and have classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million and $0.7 million held in escrow on behalf of clients and was included in restricted cash in the Consolidated Balance Sheet at December 31, 2005 and 2004, respectively.

6. Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
	2005		2004
	(in thousands)
Land	$	---	$	---
Buildings and leasehold improvements		6,797		2,973
Computer equipment and software		18,036		16,896
Vehicles		34,525		44,397
Furniture and fixtures		4,031		3,600
		63,389		67,866
Accumulated depreciation		(26,752)		(27,640)
		$36,637		$40,226

The vehicles have been recorded under the provisions of a capital lease. Our inVentiv Commercial segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation expense of property and equipment totaled $15.5 million, $15.6 million and $9.5 million in 2005, 2004 and 2003, respectively. In 2005, 2004, and 2003 inVentiv recorded $10.5 million, $11.0 million and $5.7 million of depreciation, respectively, on vehicles under capital lease.

7. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2005	2005 Acquisitions	Contingent (1) Consideration	December 31, 2005
inVentiv Clinical	$36,509	$152	$8,766	$45,427
inVentiv Communications	--	83,919	3,619	87,538
inVentiv Commercial	28,314	8,834	3,664	40,812
Total	$64,823	$92,905	$16,049	$173,777

(1) The contingent consideration represents amounts accrued for 2005 earnouts and adjustments relating to the finalization of the 2004 earnouts (see Note 3 for further details).

Other intangible assets consist of the following:

	December 31, 2005			December 31, 2004
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships (1)	$37,787	$(2,098)	$35,689	$7,567	$(282)	$7,285
Noncompete agreement (1)	690	(103)	587	240	(5)	235
Other	260	(190)	70	260	(170)	90
Total definite-life intangibles	38,737	(2,391)	36,346	8,067	(457)	7,610
Tradename (1)	81,260	--	81,260	13,760	--	13,760
Total other intangibles	$119,997	$(2,391)	$117,606	$21,827	$(457)	$21,370

(1)	The changes in other intangible assets arose from 2005 and 2004 acquisitions (see Note 3 for further details).

The business combinations discussed in footnote 3 above resulted in approximately $153.1 million of goodwill (all of which is expected to be deductible for tax purposes) and the following other intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$81,260	Indefinite
Customer relationships	37,787	11.5 years
Noncompete agreement	690	4.7 years
Total	$119,737

Amortization expense, based on intangibles subject to amortization held at December 31, 2005, is expected to be $3.8 million annually from 2006 through 2007, $3.7 million in 2008, $3.3 million in 2009, $3.0 million in 2010 and $18.7 million thereafter.

8. Debt:

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to us in a single drawing at the time of the inChord transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

•
The term loan will mature on the sixth anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the Credit Agreement.

•
Amounts advanced under the credit agreement must be prepaid with a percentage, determined based on a leverage test set forth in the credit agreement, of Excess Cash Flow (as defined in the credit agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of our debt obligations or equity securities, subject to certain exceptions. We may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the credit agreement that are repaid or prepaid may not be reborrowed.

•
Interest on the loans accrue, at our election, at either (1) the Alternate Base Rate (which is the greater of UBS’s prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at our option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based on the type of loan and method of interest rate determination elected.

•
The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which we are required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. As of the date of this report, we comply with the requirements of our credit facility.

The three-month LIBOR base rate as of December 31, 2005 was 4.53%. As mentioned in footnote 11, the Company entered into a derivative financial instrument to hedge against this $175 million term loan facility.

During 2005, we incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and are included as Deposits and Other Assets on the December 31, 2005 consolidated balance sheet. These deferred financing costs are amortized as interest expense over the life of the loan. At December 31, 2005, the Company had approximately $174.6 million outstanding on the unsecured term loan and no amounts outstanding under the credit facility. The following table displays the required future commitment of the principal payment on the loan.

Years Ending December 31,
2006	$1,750
2007	1,750
2008	1,750
2009	1,750
2010	42,900
Thereafter	124,700
Total minimum lease payments	$174,600

9. Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(in thousands)
Accrued payroll and related employee benefits	$24,236	$21,869
Accounts payable	7,295	2,901
Accrued insurance	5,872	4,899
Accrued commissions	3,979	3,377
Accrued professional fees	2,441	2,058
Accrued meeting fees	1,511	1,721
Contingent consideration from acquisitions	16,120	8,504
Accrued expenses	16,362	10,747
	$77,816	$56,076

10. Leases:

We lease certain facilities, office equipment and other assets under non-cancelable operating leases. Our operating leases are generally expensed on a straight-line basis and may include certain renewal options and escalation clauses.

The following is a schedule of future minimum lease payments for these operating leases at December 31, 2005 (in thousands):

Years Ending December 31,
2006	$12,185
2007	10,843
2008	7,664
2009	5,910
2010	5,682
Thereafter	12,990
Total minimum lease payments	$55,274

Rental expense charged to operations was approximately $5.6 million, $2.5 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. In February 2003, we started to receive sublease payments for one of our facilities, which was formerly occupied by one of its divested units. In 2005 and 2004, approximately $0.9 million and $0.9 million, respectively, of sublease income was received and offset against the obligation. We expect to collect for years ending December 31, 2006 and 2007, approximately $1.5 million in each year, under the sublease agreement, and an additional $0.4 million through the contract expiration in March 2008.

We also have commitments under capital leases. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2005 (in thousands):

(a)
Years Ending December 31,
2006	$12,243
2007	11,067
2008	6,187
2009	1,920
2010	--
Total minimum lease payments	31,417
Amount representing interest and management fees	(2,863)
28,554
Current portion	(10,859)
Non-current lease obligations	$17,695

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2005 but will be recorded as incurred.

11. Derivative Financial Instruments:

Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. We entered into this interest rate swap agreement to modify the interest rate characteristics of our outstanding long-term debt and have designated this qualifying instrument as a cash flow hedge. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the year ended December 31, 2005, we recorded a $0.3 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $0.3 million, which was recorded as Other Assets on the December 31, 2005 Consolidated Balance Sheet. The fair values of our interest rate swaps are obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

12. Commitments and Contingencies:

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. In the opinion of management and based on the advice of legal counsel, no matters outstanding as of December 31, 2005 are likely to have a material adverse effect on inVentiv.

Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing liability on inChord’s balance sheet relating to certain performance thresholds of the segment over a three-year period. The Company will continue to periodically monitor these performance thresholds, which may result in up to an additional $7.5 million of future expenses if and when it is probable that the additional thresholds will be met.

13. Common Stock and Stock Incentive Plans:

As amended June 16, 2004, our 1999 Stock Incentive Plan (“Stock Plan”) authorizes us to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of our common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 7.2 million shares, which was increased from 4.8 million shares in June 2004 as approved by a majority shareholder vote.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of our common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

A summary of the option activity within the Stock Plan, is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(in thousands)
Outstanding options at January 1, 2003	3,892	$3.43
Granted	371	6.75
Exercised	(181)	3.08
Forfeited or expired	(218)	3.61
Outstanding options at December 31, 2003	3,864	3.76
Granted	1,467	16.51
Exercised	(1,059)	3.02
Forfeited or expired	(64)	3.63
Outstanding options at December 31, 2004	4,208	8.39
Granted	175	24.41
Exercised	(1,282)	5.33
Forfeited or expired	(130)	12.54
Outstanding options at December 31, 2005	2,971	$10.47

Exercisable at:
December 31, 2003	1,987	$4.24

December 31, 2004	1,681	$4.64

December 31, 2005	1,470	$7.82

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

(options below are presented in thousands)

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.19	To	$1.60	13	$1.45	6.62	--	$--
$1.66	To	$1.66	647	1.66	6.95	383	1.66
$1.68	To	$4.00	365	3.50	6.77	259	3.68
$4.11	To	$8.06	313	7.86	3.92	305	7.95
$8.14	To	$14.88	305	9.38	7.43	141	9.00
$15.05	To	$15.48	30	15.28	8.52	3	15.38
$15.96	To	$15.96	433	15.96	8.73	283	15.96
$16.86	To	$17.25	512	17.06	8.78	82	17.06
$17.57	To	$25.63	277	19.01	8.77	14	18.35
$26.76	To	$26.76	76	26.76	9.76	--	--
			2,971			1,470

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	2005	2004	2003
Expected life of option	4.78 yrs	4.42 yrs	4.00 yrs
Risk-free interest rate	4.27%	3.52%	3.06%
Expected volatility	63.62%	87.30%	94.51%
Expected dividend yield	0.00%	0.00%	0.00%

During the fourth quarter of 2005, we engaged an independent consultant to analyze our expected volatility and expected life of stock options. Based on these independent results, management concluded that the current expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics. We will continue to assess these variables on a periodic basis as we start to expense stock-based compensation in 2006 and beyond.

The weighted average option fair value at date of grant was $13.24, $10.95 and $4.54 at December 31, 2005, 2004 and 2003, respectively.

During 1999, we granted 831,502 shares of restricted stock to certain key employees, of which 269,608 of the shares vested upon grant with the remaining shares of restricted stock vesting ratably over the four years following the grant date and currently fully vested. During 2005 and 2004, we issued 186,356 shares and 23,122 shares of restricted stock, respectively, which vest over a period of two to three years.

A summary of the restricted shares activity within the Stock Plan is as follows:

Restricted Stock
Number of Shares
(in thousands)
January 1, 2003	626
Granted	10
Cancelled	--
December 31, 2003 (626 shares vested)	636
Granted	23
Cancelled	--
December 31, 2004 (631 shares vested)	659
Granted	186
Cancelled	(1)
December 31, 2005 (636 shares vested)	844

During 2005, 2004 and 2003, we recognized compensation expense related to the vesting of restricted shares of $0.7 million, $0.1 million and $0.4 million, respectively.

14. Benefit Plans:

Ventiv Health, Inc. and certain of its subsidiaries maintain a defined contribution benefit plans. Costs incurred by us related to this plan amounted to approximately $1.1 million, 0.7 million, and $0.5 million for 2005, 2004 and 2003, respectively.

On November 22, 2004, we adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by our Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with Ventiv Health, Inc. or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $1.9 million was included in other liabilities in our Consolidated Balance Sheets as of December 31, 2005. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, we participate in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with Ventiv Health, Inc. named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy as of December 31, 2005 was approximately $1.9 million and is currently classified in Deposits and other assets on our Consolidated Balance Sheets.

15. Income Taxes:

Our income tax provision (benefit) included the following components:

	For the Years Ended
	December 31,
	2005	2004	2003
	(in thousands)
Current:
U.S.—Federal	$10,854	$7,808	$4,998
U.S.—State and local	1,721	1,707	629
	$12,575	$9,515	$5,627
Deferred:
U.S.—Federal	$1,739	$(5,050)	$284
U.S.—State and local	(85)	(663)	22
	$1,654	$(5,713)	$306

Income tax provision	$14,229	$3,802	$5,933

The provision for taxes on net income (losses) differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2005	2004	2003
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefit	4.6	4.7	4.1
Utilization of net operating losses / other tax benefits	(15.3)	(29.2)	(1.7)
Other permanent differences	0.5	0.7	0.1
Effective tax rate	24.8%	11.2%	37.5%

In March 2005, the Company recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, the Company recorded a tax benefit of approximately $6.7 million primarily related to the reversal of previously recorded valuation allowance as the Company determined that it was more likely than not that an additional portion of its deferred tax asset was expected to be realized. Additional tax benefits related to the vesting of restricted stock and the exercise of stock options in the amount of $9.7 million were credited directly to “Additional paid-in-capital” in the Consolidated Balance Sheet and statement of stockholders’ equity.

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2005 and 2004, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2005	2004
Current Deferred Assets:	(in thousands)
Accrued expenses	$2,800	$6,530
Net operating loss carryforwards	3,546	3,545
Deferred revenue	331	--
Other	297	424
Subtotal	6,974	10,499
 Non-Current Deferred Assets:
Deferred Compensation	232	7
Intangible Assets	1,774	4,001
Net operating loss carryforwards	12,235	20,048
Fixed Assets	16,481	11,777
Other	1,257	388
Subtotal	31,979	36,221
Gross Deferred Assets	38,953	46,720
Current Deferred Liabilities:
Accrued Expenses	(2,075)	(1,301)
Other	(870)	(972)
Subtotal	(2,945)	(2,273)

Non-Current Deferred Liabilities:
Property and Equipment	(18,490)	(12,606)
Other	(14)	(14)
Subtotal	(18,504)	(12,620)
Gross Deferred Liabilities	(21,449)	(14,893)

Valuation Allowance	(10,047)	(20,018)

Net deferred tax assets	$7,457	$11,809

During 2004, a deferred tax asset in the amount of $23.6 million was established for net operating loss carryforwards primarily related to the divestiture of certain subsidiaries. A valuation allowance of $20 million was established at that time related to net operating loss carryforwards for which the Company had concluded it was more likely than not that these loss carryforwards would not be realized in future periods. Management revised its assessment in the third quarter of 2005 and recorded a tax benefit of approximately $6.7 million primarily related to the reversal of a previously recorded valuation allowance as the Company determined an additional portion of its deferred tax asset was more likely than not expected to be realized. This and other items resulted in a reduction in the overall valuation allowance for deferred tax assets. The deferred tax asset related to loss carryforwards was also reduced for such assets utilized during the year ended December 31, 2005. For financial statement purposes, federal net operating loss carryforwards of approximately $45 million exist at December 31, 2005 and will begin to expire in 2022. A capital tax loss carryover in the amount of approximately $2.8 million exists at December 31, 2005 and will begin to expire in 2007. A valuation allowance has been recorded against the capital loss carryovers as management believes it is more likely than not that the associated deferred tax asset will not be realized in the future. Management continually assesses whether inVentiv's deferred tax asset position is realizable and has concluded that it is more likely than not that the reported deferred tax asset is realizable at December 31, 2005.

16. Discontinued Operations:

For the year ended December 31, 2005 and 2004, income from discontinued operations, net of taxes, were $0.8 million and $1.0 million, respectively. For the years ended December 31, 2005 and 2004, income from discontinued operations, net of taxes, mainly consisted of contingency payments due from our previously divested Germany and Hungary-based operations.

17. Related Parties:

We are currently in a lease with Olde Worthington Road LLC for inVentiv Communications’ Services’ current headquarters facility in Westerville, Ohio. This facility is partially owned by the current inVentiv Communications’ Chief Executive Officer (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications through their ownership in GSW Capital LLC. GSW Capital LLC is a 50% owner of Olde Worthington Road LLC. The term of the lease is fifteen years, and expires on September 30, 2015 (subject to an early termination option effective as of September 30, 2010 in favor of inChord).

18. Segment Information:

In 2004, we managed three operating segments: inVentiv Commercial, Planning and Analytics and inVentiv Clinical, and our non-operating reportable segment, “Other”. As a result of the fourth quarter acquisitions in the clinical services arena and the commonality of the nature of the commercial services we provide, our planning and analytics services business unit which was operated as a separate reporting segment (Ventiv Analytic Services) during 2004, is now included as part of inVentiv Commercial for operating and segment reporting purposes.

In August 2005, we acquired PRS, which is reported in the inVentiv Commercial segment from the date of its acquisition. In October 2005, we acquired inChord, which is reported in a separate operating segment, inVentiv Communications, from the date of its acquisition. We identified the inVentiv Commercial, inVentiv Communications and inVentiv Clinical segments as the three primary operating segments based on the way management makes operating decisions and assesses performance.

Subsequent to the inChord acquisition, which formed the inVentiv Communications segment in October 2005, our 2005 reportable segments are:

•	inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.

•	Other, which encompasses the activities of the corporate management group.

For the year ended December 31, 2005 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$113,717	$48,901	$394,552	$--	$557,170
Less: Intersegment revenues	17	175	666	--	858
Reported Revenues	113,700	48,726	393,886	--	556,312
Depreciation and amortization	1,241	679	15,420	85	17,425
Interest expense	--	19	1,275	2,661	3,955
Interest income	35	47	114	1,213	1,409
Segment income (loss)(1)	$9,563	$5,677	$54,271	$(12,083)	$57,428

For the year ended December 31, 2004 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$21,694	--	$330,953	$--	$352,647
Less: Intersegment revenues	6	--	457		463
Reported revenues	21,688	--	330,496		352,184
Depreciation and amortization	219	--	15,613	76	15,908
Restructuring	--	--	249	15	264
Interest expense	--	--	627	295	922
Interest income	5	--	51	622	678
Segment income (loss) (1)	$1,709	--	$40,873	$(8,650)	$33,932

For the year ended December 31, 2003 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$--	$--	$225,242	$--	$225,242
Less: Intersegment revenues	--	--	789	--	789
Reported revenues	--	--	224,453	--	224,453
Depreciation and amortization	--	--	9,333	171	9,504
Gain on sale of real estate	--	--	392	--	392
Interest expense	--	--	279	270	549
Interest income	--	--	13	400	413
Segment income (loss) (1)	$--	$--	$21,213	$(5,385)	$15,828

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments

(in thousands)	December 31,
	2005	2004
Total Assets:
inVentiv Clinical	$84,731	$74,258
inVentiv Communications	248,986	--
inVentiv Commercial	171,468	158,367
Other	78,709	54,827
Total assets	$583,894	$287,452

19. Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for inVentiv for 2005 and 2004.

	2005 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$120,859	$131,788	$128,359	$175,306	$556,312
Gross profit	27,147	32,027	30,595	49,518	139,287
Income from continuing operations	9,192	9,032	15,033	9,825	43,082
Income (losses) from discontinued operations	99	1,463	78	(859)	781
Net income	9,291	10,495	15,111	8,966	43,863
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.35	$0.34	$0.56	$0.35	$1.60
Diluted	$0.33	$0.32	$0.53	$0.35	$1.53
Discontinued operations:
Basic	$0.01	$0.05	$0.00	$(0.03)	$0.03
Diluted	$0.01	$0.06	$0.01	$(0.05)	$0.03
Net income:
Basic	$0.36	$0.39	$0.56	$0.32	$1.63
Diluted	$0.34	$0.38	$0.54	$0.30	$1.56

	2004 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$70,661	$75,221	$88,853	$117,449	$352,184
Gross profit	14,350	14,924	16,831	26,346	72,451
Income from continuing operations	4,948	4,855	5,087	15,240	30,130
Income (losses) from discontinued operations	155	1,754	223	(1,130)	1,002
Net income (losses)	5,103	6,609	5,310	14,110	31,132
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.22	$0.21	$0.21	$0.60	$1.26
Diluted	$0.20	$0.19	$0.20	$0.57	$1.18
Discontinued operations:
Basic	$--	$0.07	$0.01	$(0.04)	$0.04
Diluted	$0.01	$0.07	$0.01	$(0.05)	$0.04
Net income (losses):
Basic	$0.22	$0.28	$0.22	0.56	$1.30
Diluted	$0.21	$0.26	$0.21	0.52	$1.22

(a)  The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

(b) The above tables have been reclassified as per SFAS No. 144 for the effects of discontinued operations. See Note 17 for a further description.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts (1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2005	$1,980	$1,404	$2,039	$1,444	$3,979
Year ended December 31, 2004	$2,019	$643	$141	$823	$1,980
Year ended December 31, 2003	$1,178	$1,790	$--	$949	$2,019
(1) Reserves acquired with the acquisition of Franklin, Smith Hanley, HHI, PRS and inChord.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Our assessment excludes the PRS and inChord businesses we acquired in 2005 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The financial statements of these acquired businesses constitute 9% and 45% of revenues and total assets, respectively, of the consolidated financial statement amounts as of and for the year ending December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005 our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Please refer to the Report of Independent Registered Public Accounting Firm included in Item 8A of this report.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data, of this report. See page 32.

Item 9B. Other Information.

At its meeting on December 15, 2005, our Compensation Committee approved an increase in John Emery's base salary from $308,827 to $318,270 and an increase in Terrell Herring's base salary from $345,000 to $360,500, in each case effective January 1, 2006.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning our current executive officers and directors:

Name	Age	Positions with Company
Daniel M. Snyder	41	Chairman of the Board
Eran Broshy	47	Chief Executive Officer and Director
John R. Emery	49	Chief Financial Officer and Secretary
Terrell G. Herring	42	President and Chief Executive Officer, inVentiv Commercial, and Director
Blane Walter	35	President and Chief Executive Officer, inVentiv Communications, and Director
A. Clayton Perfall	47	Director
Donald Conklin	69	Director
John R. Harris	57	Director
Per G.H. Lofberg	58	Director
Mark Jennings	43	Director

Daniel M. Snyder - Mr. Snyder has served as the Chairman of the Board of Directors of the Company since October 2001 and previously served as Co-Chairperson since inVentiv's separation from Snyder Communications, Inc. in September 1999. Mr. Snyder is the Owner and Chairman of the Washington Redskins football team. Mr. Snyder was Chairman and a founder of Snyder Communications, Inc. and served as Chief Executive Officer of Snyder Communications and its predecessors from 1987 to September 2000. Mr. Snyder is Chairman of the Board of Directors of Six Flags Incorporated.

Eran Broshy - Mr. Broshy has served as a director and the Chief Executive Officer of the Company since inVentiv's separation from Snyder Communications, Inc. in September 1999. Prior to joining inVentiv, Mr. Broshy spent 14 years with the Boston Consulting Group, and most recently served as the partner responsible for the firm’s North American healthcare practice. From 1998 to 1999, Mr. Broshy served as President and Chief Executive Officer of Coelacanth Corporation, a privately-held biotechnology company. Mr. Broshy is a member of the Board of Directors of Neurogen Corporation.

John R. Emery - Mr. Emery has served as the Chief Financial Officer of the Company since August 2001. Prior to that time, Mr. Emery was Chief Financial Officer of MedQuist Inc. During his tenure at MedQuist, revenues increased nearly five-fold and market capitalization increased from approximately $200 million to $1.5 billion. During this period MedQuist also completed a $230 million acquisition of its largest competitor, acquired 20 smaller competitors and sold a 65% equity stake in the company to Philips Electronics for $1.2 billion. Prior to joining MedQuist, Mr. Emery held the positions of CFO and Senior Vice President of Operations at Integra LifeSciences Corporation.

Terrell G. Herring - Mr. Herring has been a director of the Company since October 2005. Mr. Herring has served as the President and Chief Executive Officer of inVentiv Commercial since October 2005. Since joining the Company in November 1999, Mr. Herring has held the positions of National Business Director, Vice President and General Manager, U. S. Sales, President and COO, inVentiv Pharma Services and President and COO, inVentiv Commerical. He has more than 18 years experience in the pharmaceutical sales industry. Before joining inVentiv, Mr. Herring was the Senior National Sales Director at Noven Pharmaceuticals where he focused on transdermal delivery and women's health marketing. He began his career at Ciba-Geigy Pharmaceuticals and Solvay Pharmaceuticals where he held various sales management, training, development, marketing, and operations positions.

Blane Walter - Mr. Walter has been a director of the Company since October 2005. Mr. Walter has served as the President and Chief Executive Officer of inVentiv Communications since the acquisition of inChord Communications, Inc. (“inChord”) in October 2005. Mr. Walter joined inChord (then known as Gerbig, Snell/Weisheimer & Associates) as an Account Manager in 1994. In 1996, he became a Partner and later purchased the company in 2000. Under his direction as Chairman and CEO, inChord became the largest privately-held healthcare communication company in the world, with affiliates throughout the world. Prior to inChord, Mr. Walter worked as a financial analyst in New York City for Smith Barney in mergers and acquisitions.

A. Clayton Perfall - Mr. Perfall has been a director of the Company since inVentiv's separation from Snyder Communications, Inc. in September 1999. He currently serves as Chief Executive Officer of AHL Services, Inc. a non-pharmaceutical, outsourced sales and marketing company. Prior to taking this position in October 2001, Mr. Perfall served as Chief Executive Officer of Convergence Holdings, Corp. Prior to taking this position in January 2001, Mr. Perfall served as the Chief Financial Officer and a director of Snyder Communications, Inc. from 1996 to September 2000. Prior to joining Snyder Communications, Inc., Mr. Perfall spent fifteen years with Arthur Andersen LLP.

Donald R. Conklin - Mr. Conklin has been a director of the Company since September 1999. Prior to joining the Company's Board, Mr. Conklin worked for 39 years with Schering-Plough Corporation. He was President of the Worldwide Pharmaceutical Operations for nine years and concluded his career as Chairman of the Health Care Products division for three years. Mr. Conklin is a member of the Board of Directors of Alfacell, Inc.

John R. Harris - Mr. Harris has been a director of the Company since May 2000. Mr. Harris is currently Chief Executive Officer of eTelecare Global Solutions, a leading teleservices company. Until January 2005 Mr. Harris served as Chief Executive Officer of Seven Worldwide Inc., a digital content management company. From July 2002 to December 2003, he served as Chief Executive Officer and President of Delinea Corporation, an application and business process management company serving the energy industry. From August 2001 to July 2002, Mr. Harris served as Chief Executive Officer and President of Exolink. He was Chairman and Chief Executive Officer of Ztango, Inc. from 1999 to 2001. Mr. Harris previously spent 25 years with Electronic Data Systems, during which he held a variety of executive leadership positions including Executive and President of EDS's four strategic business units. Mr. Harris is a member of the Board of Directors of PTEK Holdings, Inc and Answerthink, Inc..

Per G.H. Lofberg -Mr. Lofberg has been a director of the Company since February 2005. Mr. Lofberg brings over 30 years pharmaceutical and health care industry experience to inVentiv Health. He is currently President and CEO of Merck Capital Ventures, LLC, a position that he has held since 2000. From 1993-2000, Mr. Lofberg was Chairman of Merck-Medco Managed Care, LLC, a wholly-owned subsidiary of Merck & Co., Inc. and the country’s largest provider of prescription drug benefit management services. Under his leadership, Merck-Medco grew from $3 billion to $23 billion in revenues. Mr. Lofberg joined Merck-Medco in 1988 as Senior Executive Vice President, a member of the Office of the President and a Director. Before Merck-Medco, Mr. Lofberg was a Partner at The Boston Consulting Group and oversaw the firm’s worldwide health care practice.

Mark E. Jennings - Mr. Jennings has been a director of the Company since February 2005. Mr. Jennings is the Managing Partner and co-founder of Generation Partners, a $325 million private investment firm focused on providing growth capital to companies primarily in the business and information services, communications and healthcare sectors. Prior to founding Generation in 1995, Mr. Jennings was a Partner of Centre Partners, a private investment firm affiliated with Lazard Frères & Co. Mr. Jennings began his career at Goldman Sachs & Co. where he advised companies in the areas of financial strategy, public offerings, mergers & acquisitions and leveraged buyouts. Through Generation and predecessor firms, he has invested in more than 50 companies and has served as a director on 20 boards. Mr. Jennings is also the Chairman of the Board of Trustees of Post University, Inc., a 115 year-old regionally-accredited University and is on the Board of Directors of the Spiritual Cinema Circle, a mult-faith organization dedicated to fitness that inspire, heal and transform.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of Messrs. Perfall (Chairman), Conklin and Harris. The Audit Committee oversees the accounting and financial reporting processes of the Company, as well as the audits of the financial statements of the Company.  The Board has determined that all members of the Audit Committee are independent directors, and otherwise satisfy the requirements for service on the Audit Committee, under the rules of the Securities and Exchange Commission (the “SEC”) and the NASD. The Board has determined that Mr. Perfall qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

Material Changes to Procedures for Shareholder Recommendations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the filing of our proxy statement with respect to our 2005 Annual Meeting of Stockholders. The Nominating and Corporate Governance Committee will consider written proposals from stockholders for nominees for director. All bona fide shareholder-recommended candidates will be considered on the same basis as other candidates. Any such nominations should be submitted to the Chairman of the Nominating and Corporate Governance Committee, c/o Ventiv Health, Inc., 200 Cottontail Lane, Vantage Court North, Somerset, New Jersey 08873, and should include the following: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as director if elected); (b) whether the candidate qualifies as “independent” under NASD rules and for service on the Audit Committee under SEC rules; (c) the name and address of the recommending shareholder, as they appear on the Corporation’s books, and of any beneficial owner on whose behalf the recommendation is made; (d) the class and number of shares of the Company that are beneficially owned and held of record by such shareholder and any such beneficial owner; (e) information regarding whether the recommending shareholder, beneficial owner or candidate or their affiliates have any plans or proposals for the Company; and (f) whether the recommending shareholder, beneficial owner or candidate seeks to use the nomination to redress personal claims or grievances against the Company or to further personal interests or special interests not shared by shareholders at large.

Code of Business Ethics and Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. We have made the Code of Business Conduct available on our website at www.inventivhealth.com

Item 11. Executive Compensation.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned for each of the last three completed fiscal years by (i) the person who served as our chief executive officer during the last completed fiscal year and (ii) each of our officers other than our chief executive officer who was serving as an executive officer at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position(s)	Year	Salary	Bonus (1)	Restricted Stock Award(s)($) (2)	Securities Underlying Options	All Other Compensation (3)
Eran Broshy	2005	$535,137	$600,000(4)(5)	--	--	$3,500
Chief Executive Officer	2004	$519,841	$919,841	--	200,000	$3,250
Ventiv Health, Inc.	2003	$504,587	$600,000	--	55,000	$3,000

John R. Emery	2005	$308,827	$277,945(5)	$50,006	--	--
Chief Financial Officer	2004	$300,000	$370,000	--	100,000	--
Ventiv Health, Inc.	2003	$291,779	$229,103	--	15,000	--

Terrell G. Herring	2005	$345,000	$345,000(5)	$102,480	--	$3,450
President & COO	2004	$304,615	$429,615	$175,009	150,000	$2,939
inVentiv Commercial Services	2003	$291,187	$410,098	$84,500	20,000	$3.000

Blane Walter (6)	2005	$104,192	$14,565	--	--	--
President & CEO
inVentiv Communications Services

(1)	Bonuses to executive officers are awarded at the discretion of the Compensation Committee of the Board of Directors and are disclosed for the year in which they are awarded.

(2)
In January 2005, the Company granted Mr. Emery 2,431 shares of restricted Common Stock, one-third of which vested on January 1, 2006 and two-thirds will vest on January 1, 2007. The restricted stock agreements for these grants prohibit Mr. Emery from transferring any of his restricted shares during the vesting period.

In December 2003, the Company granted Mr. Herring 10,000 shares of restricted Common Stock, which are fully vested. In December 2004, the Company granted Mr. Herring 10,122 shares of restricted Common Stock, one-third of which vested on January 1, 2006 and two-thirds will vest on January 1, 2007. In March 2005, the Company granted Mr. Herring 4,000 shares of restricted Common Stock, which vest equally on the first three anniversaries of the date of grant. The restricted stock agreements for these grants prohibit Mr. Herring from transferring any of his restricted shares during the respective vesting periods.

Dividends will be paid on shares of restricted stock granted to the Company’s executive officers if dividends are paid on the Company’s capital stock. The Company has never paid dividends and has no plan to do so in the foreseeable future.

As of December 31, 2005 Mr. Herring held a total of 14,122 shares of restricted (unvested) stock having a value of $277,489 and Mr. Emery held a total of 2,431 shares of restricted (unvested) stock having a value of $50,006. No other named executive officer held unvested shares of restricted stock as of December 31, 2005.

(3)	Represents matching contributions made by us under our 401 (k) savings plan.

(4)	Of the total bonus of $919,841awarded to Mr. Broshy for 2004, Mr. Broshy elected to defer approximately $389,881 in accordance with the Ventiv Health, Inc. Deferred Compensation Plan.

(5)	Does not include discretionary bonuses, if any, that may be awarded after the date of this report with respect to 2005.

(6)
Mr. Walter joined the Company in October 2005, a consequence of the acquisition of inChord. Prior to joining the Company, Mr. Walter served as the Chief Executive Officer of inChord. Pursuant to Mr. Walter’s employment agreement, he is entitled to receive an annual salary of $387,000.

Option Grants in Fiscal 2005

There were no options granted in 2005 to the executive officers.

Aggregated Option Exercises in Fiscal 2005 and Year-End Option Values

The following table sets forth information with respect to options exercised during fiscal 2005 to the individuals named in the Summary Compensation Table pursuant to the Company’s 1999 Stock Incentive Plan.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised in-the-money Options/SARs Fiscal Year End Exercisable/Unexercisable
Eran Broshy	400,000	$7,960,317	421,438/57,500		$5,828,653 / $1,076,550
John R. Emery	103,750	1,734,014	70,000/77,500		$536,900/ $1,534,750
Terrell G. Herring	85,750	1,387,587	--/156,250	$	--/ $1,746,513

Compensation of Directors

All non-management directors receive compensation of $35,000 per year plus $1,000 for attendance at each Board of Directors or Board Committee meeting, other than telephonic meetings. In addition, Board Committee Chairpersons receive additional annual compensation in the following amounts: Daniel M. Snyder (Chairman of the Board) - $15,000, A. Clayton Perfall (Chairman of the Audit Committee) - $25,000, and Per G.H. Lofberg, who is Chairman of the Compensation Committee (and cannot receive equity compensation pursuant to his current employment agreement with Merck Capital Ventures, LLC, his principal employer) - $90,000, effective June 15, 2005. Eran Broshy, Terrell G. Herring and Blane Walter are not additionally compensated for attending Board meetings.

Option and restricted stock award grants for non-management directors are determined by the Compensation Committee from time to time. Non-management members of the Board of Directors have received options to purchase shares of Common Stock and restricted stock awards in the Company at the following dates and in the following amounts:

	Date	Number of Restricted Stock Awards

Daniel M. Snyder	June 2005	20,000

A. Clayton Perfall	June 2005	20,000

Donald Conklin	June 2005	20,000

John R. Harris	June 2005	20,000

Mark E. Jennings	June 2005(1)	20,000

(1) On June 15, 2005, Mr. Jennings agreed to surrender for cancellation the 25,000 options granted to Mr. Jennings on February 9, 2005.

    Non-management directors’ 2005 restricted stock awards vest at a rate of 25% per year on the anniversary of the grant date.

Executive Employment Contracts

We have entered into employment agreements with each of the named officers below and on such terms and conditions as are described.

Eran Broshy. On June 14, 1999, Snyder Communications, Inc. retained the services of Mr. Broshy as President of Snyder Communications, Inc.'s healthcare group. Under the terms of Mr. Broshy's employment agreement, which was assumed by us in connection with our spin-off from Snyder Communications, Inc., and an amendment to the employment agreement made April 8, 2002, he was entitled to an initial annual base salary of $490,000; his base salary currently in effect in 2006 is $560,000, as compared to $535,137 for 2005 and $519,841 for 2004. He is also eligible for an annual bonus award of up to 100% of annual base salary, with the target bonus being 50% of annual base salary, based on certain performance measures. Any bonus determination, either within or outside of Mr. Broshy’s contractual range, is discretionary. During 2005, Mr. Broshy was awarded a bonus of $600,000.

The agreement provides that upon a "change in control" of Ventiv, the vesting of both the stock options and any restricted stock will accelerate so that Mr. Broshy's options and restricted stock would be fully vested, and that Mr. Broshy would be awarded a lump sum equal to two times his annual base salary plus two times his target bonus unless he continues to be employed by us for at least 18 months. For purposes of his employment agreement, "change in control" means any sale, transfer or other disposition of all or substantially all of our assets or the consummation of a merger or consolidation which results in our stockholders immediately prior to such transaction owning, in the aggregate, less than a majority of the surviving entity. In the event of Mr. Broshy’s termination without cause, he is entitled to receive a lump sum of one time his annual base salary plus target bonus, plus up to an additional twelve monthly payments of his monthly base salary plus target bonus offset by any compensation Mr. Broshy earns through other employment.

John R. Emery. Ventiv Health, Inc. entered into an employment agreement with John R. Emery on August 13, 2001, which was amended as of January 1, 2004. Mr. Emery was entitled to an initial annual base salary of $270,000; his base salary currently in effect in 2006 is $318,270, as compared to $308,827 for 2005 and $300,000 for 2004. He is also eligible for an annual bonus award of up to 100% of annual base salary, with the target bonus being 50% of annual base salary, based on certain performance measures. Any bonus determination, either within or outside of Mr. Emery’s contractual range, is discretionary. During 2005, Mr. Emery was awarded a bonus of $277,945.  Mr. Emery was also granted 2,341 shares of restricted stock, one-third of which vested on January 1, 2006 and two-thirds will vest on January 1, 2007.

In the event of Mr. Emery's termination without cause, he is entitled to receive his base salary until the earlier of twenty-six (26) weeks after his termination or the date he gains new employment. The agreement provides that upon a "change in control" of Ventiv, the vesting of stock options will accelerate so that Mr. Emery’s options would be fully vested in the event that Mr. Emery is terminated without cause within six months following the change in control. For purposes of his employment agreement, "change in control" means any sale, transfer or other disposition of all or substantially all of our assets or the consummation of a merger or consolidation which results in our stockholders immediately prior to such transaction owning, in the aggregate, less than a majority of the surviving entity. Mr. Emery’s agreement also provides that in the event of a change in control, Mr. Emery will be eligible for payments of up to one year of base salary in lieu of severance or any other payments, in the event that Mr. Emery has appropriately fulfilled his obligations to facilitate such change in control for a period of up to one year following such change in control.

Terrell G. Herring. Mr. Herring’s employment agreement executed in April 2002 entitled him to an initial annual base salary of $230,000; his base salary currently in effect in 2006 is $360,500, as compared to $345,000 for 2005 and $304,615 for 2004. He is also eligible for an annual bonus of up to 100% of base salary, with the target bonus being 50% of annual base salary, based on certain performance measures. Any bonus determination, either within or outside of Mr. Herring’s contractual range, is discretionary, except that Mr. Herring has been guaranteed a minimum $100,00 bonus payout with respect to 2006 contingent upon continued employment. During 2005, Mr. Herring was awarded a bonus of $345,000.  In March 2005 Mr. Herring was granted 4,000 shares of restricted stock, which vest equally on the first three anniversaries of the date of grant.  We have also agreed to provide Mr. Herring with life insurance in a minimum amount of $1 million.

    In the event of Mr. Herring's termination without cause or his resignation for good reason, he is entitled to receive a lump sum payment equal to 52 weeks' base salary and continuation of his base salary until the earlier of 26 weeks after his termination or the date he gains new employment. The agreement provides that upon a "change in control" of Ventiv, Mr. Herring may become entitled to an additional payment equal to 18 months' base salary, subject to his having satisfactorily performed his employment duties and having used his best efforts to facilitate the "change in control", if Mr. Herring is either terminated without cause within two months prior to the "change in control" or is employed on the date of the "change in control", provided that if he is so employed but his employment terminates prior to the six month anniversary of the "change in control" for any reason other than a termination without cause by us, the additional payment will be equal to 9 months' base salary. The agreement further provides that upon a "change in control" of Ventiv, the vesting of stock options will accelerate so that Mr. Herring’s options would be fully vested in the event that Mr. Herring is terminated without cause within six months following the change in control. For purposes of his employment agreement, "change in control" means any sale, transfer or other disposition of all or substantially all of our assets or the consummation of a merger or consolidation which results in our stockholders immediately prior to such transaction owning, in the aggregate, less than a majority of the surviving entity.

Blane Walter. Mr. Walter's employment agreement was executed on September 6, 2005, became effective on October 5, 2005 upon the closing of the inChord acquisition and continues through December 31, 2007. Mr. Walter was entitled to an initial annual base salary of $387,000, subject to such increases as may be approved by our Board or the Compensation Committee. Prior to the termination date, Mr. Walter’s employment may be terminated by the Employer only (i) for cause, (ii) in the event that inChord fails to achieve certain specified performance measures or (iii) a contractually stipulated settlement of certain obligations under the inChord acquisition agreement occurs simultaneously with the termination.

    The employment agreements described above for Messrs. Broshy, Emery and Herring contain non-competition commitments during the term of employment and for a period of 12 months after termination of employment. The employment agreement described above for Mr. Walter contains a non-competition commitment ending on October 5, 2010. Additionally, each employment agreement contains a non-solicitation provision and provides for assignment by the employee to his employer of any work products developed by him during the term of his employment.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee for the 2005 fiscal year, effective February 2005, were Per Lofberg and Donald Conklin. No member of the Compensation Committee was at any time during the 2005 fiscal year or at any other time an officer or employee of Ventiv, and no member had any relationship with Ventiv requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee during the 2005 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, to our knowledge, as of March 1, 2006 (except as otherwise noted), with respect to the beneficial ownership of the Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director and nominee for director, (iii) each of our executive officers named in the Summary Compensation Table under "Executive Compensation," and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned. The number of shares beneficially owned by each person or group as of March 1, 2006 includes shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 1, 2006, including, but not limited to, upon the exercise of options. References to options in the footnotes of the table below include only options to purchase shares that were exercisable on or within 60 days after March 1, 2006.

Name and Address of Beneficial Owner (1)	Number of Shares and Nature of Beneficial Ownership	Percent of Class (2)

Daniel M. Snyder (3)(4)	1,300,001	4.6%
A. Clayton Perfall (5)	100,000	*
Donald R. Conklin (6)	80,000	*
John R. Harris (5)	50,000	*
Mark E. Jennings (7)	10,000	*
Per G.H. Lofberg	--	--
Eran Broshy (8)	491,762	1.7%
John R. Emery (9)	120,810	*
Terrell G. Herring	13,374	*
Blane Walter	416,180	1.5%
All directors and executive officers as a group (9 persons)	2,582,127	8.9%

* Denotes less than 1%.
(1)	Except as noted, the address for each such beneficial owner is c/o Ventiv Health, Inc., 200 Cottontail Lane, Vantage Court North, Somerset, New Jersey 08873
(2)
Percentage ownership is calculated by dividing the number of shares beneficially owned by each person or group listed in the table by the sum of the 27,862,436 shares of Common Stock outstanding on March 1, 2006 plus the number of shares of Common Stock that such person or group had the right to acquire on or within 60 days after March 1, 2006.

(3)	Includes 300,000 shares of Common Stock issuable upon exercise of options. The address for Daniel M. Snyder is 21300 Redskin Park Drive, Ashburn, Virginia 20147.
(4)
Mr. Snyder holds interests in three private investment companies ("Private Funds") to which shares of our capital stock or our predecessor, Snyder Communications, Inc., were contributed in exchange for interests in the Private Funds.  Under certain circumstances (principally at the discretion of the Private Funds), Mr. Snyder may receive shares of Common Stock held by the Private Funds in satisfaction of redemption rights.  No such shares have been included in Mr. Snyder's beneficial ownership of Common Stock set forth in the above table.

(5)	All shares reported comprise of Common Stock issuable upon exercise of options.
(6)	Includes 70,000 shares of Common Stock issuable upon exercise of options and 10,000 shares of Common Stock held after the exercise of options.
(7)	All shares were purchased in the open market prior to election to the Board of Directors.
(8)
Includes 421,438 shares of Common Stock issuable upon exercise of options.  In addition, Mr. Broshy holds an interest in a Private Fund to which shares of our common stock were contributed in exchange for such interest. Under certain circumstances, Mr. Broshy may receive shares of common stock held by the Private Fund in satisfaction of redemption rights. No such shares have been included in Mr. Broshy's beneficial ownership of common stock set forth in the above table.

(9)	Includes 120,000 shares of Common Stock issuable upon exercise of options.

Please refer to Item 5 of this report for a summary of securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market System. In addition, under Section 16(a), trusts for which a reporting person is a trustee and a beneficiary (or for which a member of his immediate family is a beneficiary) may have a separate reporting obligation with regard to ownership of our Common Stock and other equity securities. Such reporting persons are required by rules of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based upon a review of the copies of such forms furnished to us and written representations from and communications with our executive officers, directors and greater than ten percent (10%) beneficial stockholders, we believe that during 2005, all transactions were timely reported except as set forth below. To our knowledge, all forms relating to transactions during 2005 have been timely filed.

Item 13. Certain Relationships and Related Transactions.

Our inChord subsidiary is party to a lease with Olde Worthington Road LLC for inVentiv Communications’ current headquarters facility in Westerville, Ohio. This facility is partially owned by the current inVentiv Communications’ Chief Executive Officer (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications through their ownership in GSW Capital LLC. GSW Capital LLC is a 50% owner of Olde Worthington Road LLC. The term of the lease is fifteen years, and expires on September 30, 2015 (subject to an early termination option effective as of September 30, 2010 in favor of inChord). The entry by inChord into this lease preceded our acquisition of inChord and, accordingly, no person who has a financial interest in this transaction was one of our executive officers or directors at the time the lease was executed.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed or expected to be billed for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $2.6 million and $1.8 million, respectively. The $2.6 million of audit fees incurred from Deloitte & Touche LLP for 2005 services included approximately $1.4 million related to the audit of the Company’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related, Tax and Other Fees

The aggregate fees of approximately $0.5 million and $0.4 million for audit-related services by Deloitte & Touche LLP during 2005 and 2004, respectively, were primarily for due diligence work and other acquisition-related costs. The aggregate fees billed for tax services by Deloitte & Touche LLP during 2004 were approximately $0.1 million. These fees related to tax services provided in our previously divested UK-based business unit. No other fees besides the audit, audit-related and tax fees previously mentioned were billed by Deloitte & Touche LLP in the Company’s last two fiscal years.

Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to approve in advance the types of audit, audit-related, tax, and any other services to be provided by the Company’s independent registered public accounting firm.

The Audit Committee has approved all of the aforementioned independent registered public accounting firm’s services and fees for 2005 and 2004 and, in doing so, has considered whether the provision of such services is compatible with maintaining independence.

PART IV

(a)  1. The following Consolidated Financial Statements of Ventiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

3.2	Amended and Restated By-Laws of Ventiv Health, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed June 21, 2005. *
4.1
Specimen form of certificate representing Ventiv Health, Inc. common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.1
Form of Distribution Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.2
Form of Tax Sharing Agreement between Snyder Communications, Inc. and Ventiv Health, Inc. (filed as Exhibit 10.2 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4
Ventiv Health, Inc. 1999 Stock Incentive Plan (filed as Appendix A to the Registrant’s 2004 Proxy Statement filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.1
Form of Executive Officer Stock Option Agreement (filed as Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.2
Form of Director Stock Option Agreement (filed as Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * .

10.4.3
Form of Restricted Stock Agreement (filed as Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.4	Form of Director Restricted Stock Agreement. (filed as Exhibit 10.4.4 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on June 21, 2005). *
10.4.5	Form of Executive Officer Restricted Stock Agreement. (filed as Exhibit 10.4.5 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on June 21, 2005).*
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
(filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and Ventiv Health, Inc. (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.12
Asset Purchase Agreement dated as of September 21, 2004 among Ventiv Health, Inc., Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29, 2004). * #

10.13
Ventiv Health, Inc. 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *

10.14
Asset Purchase Agreement dated as of November 19, 2004 among Ventiv Health, Inc., HHI, L.L.C. and the other parties thereto (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.15
Asset Purchase Agreement dated as of August 5, 2005 among Ventiv Health, Inc., Pharmaceutical Resource Solutions LLC and the other parties thereto (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.16
Acquisition Agreement dated September 6, 2005 by and among inChord Communications, Inc., the shareholders of inChord Communications, Inc., Ventiv Health, Inc. and Accordion Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.17
Form of Indemnification Agreement entered into with each executive officer and director of Ventiv (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.18
Employment Agreement dated as of September 6, 2005 between inChord Communications, Inc. and R. Blane Walter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.19
Credit Agreement dated as of October 5, 2005 among Ventiv Health, Inc., the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.20
Agreement and Plan Merger dated as of February 2, 2006 among inVentiv Health, Inc., Acorn Acquisition Corp., Adheris, Inc. and Eugene W. Williams II, solely in his capacity as stockholder representative.

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

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chief Executive Officer and Director	March 15 2006
Eran Broshy	(Principal Executive Officer)

/s/ JOHN R. EMERY	Chief Financial Officer	March 15, 2006
John R. Emery	(Principal Financial Officer and Principal Accounting Officer)

/s/ TERRELL G. HERRING	President and CEO, inVentiv Commercial Services	March 15, 2006
Terrell G. Herring	(Director)

/s/ BLANE WALTER	President and CEO, inVentiv Communications Services	March 15 2006
Blane Walter	(Director)

/s/ DANIEL M. SNYDER	Chairman of the Board	March 15, 2006
Daniel M. Snyder

/s/ DONALD R. CONKLIN	Director	March 15, 2006
Donald R. Conklin

/s/ JOHN R. HARRIS	Director	March 15, 2006
John R. Harris

/s/ MARK E. JENNINGS	Director	March 15, 2006
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	March 15, 2006
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	March 15, 2006
A. Clayton Perfall