Form 10-Q
period 2006-03-31
VENTIV HEALTH INC
filed 2006-05-10
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

                        Large accelerated filer [_]   Accelerated filer [X]  Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 28, 2006, there were 29,158,178 outstanding shares of the registrant's common stock.

VENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 (unaudited)

Condensed Consolidated Income Statements for the three-months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 5. Additional Information

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
VENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and equivalents	$43,863	$73,102
Restricted cash	1,064	3,878
Accounts receivable, net of allowances for doubtful accounts of $3,963
and $3,979 at March 31, 2006 and December 31, 2005, respectively	88,238	112,782
Unbilled services	69,334	41,206
Prepaid expenses and other current assets	9,774	5,737
Current deferred tax assets	4,063	4,029
Total current assets	216,336	240,734
Property and equipment, net	40,012	36,637
Equity Investments	4,935	5,183
Goodwill	206,025	173,777
Other intangibles, net	144,728	117,606
Deferred tax assets	2,475	3,428
Deposits and other assets	9,826	6,529
Total assets	$624,337	$583,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,997	$10,859
Current portion of long-term debt	1,750	1,750
Accrued payroll, accounts payable and accrued expenses	64,396	77,816
Current income tax liabilities	9,693	7,359
Client advances and unearned revenue	40,594	29,393
Total current liabilities	127,430	127,177
Capital lease obligations, net of current portion	18,587	17,695
Long-term debt	172,375	172,813
Other non-current liabilities	14,404	12,994
Total liabilities	332,796	330,679

Commitments and contingencies

Minority Interest	61	(4)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at March 31, 2006 and December 31, 2005, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 29,018,922 and
27,862,436 shares issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	29	28
Additional paid-in-capital	257,929	233,441
Deferred compensation	--	(3,563)
Accumulated other comprehensive earnings	440	221
Accumulated earnings	33,082	23,092
Total stockholders' equity	291,480	253,219
Total liabilities and stockholders' equity	$624,337	$583,894

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

For the Three-Months Ended March 31,
	2006	2005
Net revenues	$142,938	$104,516
Reimbursable out-of-pockets	30,739	16,343
Total revenues	173,677	120,859

Operating expenses:
Cost of services	95,115	77,653
Reimbursed out-of-pocket expenses	29,693	16,059
Selling, general and administrative expenses	29,986	14,401
Total operating expenses	154,794	108,113

Operating income	18,883	12,746
Interest expense	(1,657)	(388)
Interest income	734	253
Income from continuing operations before income tax provision, minority interest in income of subsidiary and loss from equity investments	17,960	12,611
Income tax provision	(7,184)	(3,419)
Income from continuing operations before minority interest in income of subsidiary and loss from equity investments	10,776	9,192
Minority interest in income of subsidiary	(323)	--
Loss from equity investments	(310)	--
Income from continuing operations	10,143	9,192

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	105	99
Net income from discontinued operations	105	99

Net income	$10,248	$9,291

Earnings per share (see Note 6):
Continuing operations:
Basic	$0.36	$0.35
Diluted	$0.35	$0.33
Discontinued operations:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
Net income:
Basic	$0.36	$0.36
Diluted	$0.35	$0.34
Weighted average common shares outstanding:
Basic	28,199	26,102
Diluted	29,359	27,678

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three-Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:		(Revised)
Net income from continuing operations	$10,143	$9,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,774	5,274
Amortization	1,048	301
Loss from equity investments	310	--
Minority interest in income of subsidiary	323	--
Fair market value adjustment on derivative financial instrument	(1,717)	--
Deferred taxes	919	(166)
Stock compensation expense	1,602	94
Tax benefit from stock option exercises and vesting of restricted shares	3,504	7,177

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	31,906	(3,291)
Unbilled services	(26,281)	(10,728)
Prepaid expenses and other current assets	(1,319)	(782)
Accrued payroll, accounts payable and accrued expenses	(5,863)	(3,381)
Current income tax liabilities	2,315	(3,914)
Client advances and unearned revenue	(1,437)	(2,558)
Excess tax benefits from stock-based compensation	(3,331)	--
Other	2,116	1,856
Net cash provided by (used in) continuing operations	18,012	(926)
Net cash (used in) provided by discontinued operations	(13)	99
Net cash provided by (used in) operating activities	17,999	(827)

Cash flows from investing activities:
Restricted cash balances	2,814	(1,731)
Investment in cash value of life insurance policies	(2,630)	(740)
Cash paid for acquisitions, net of cash acquired	(42,443)	(903)
Acquisition earn-out payments	(4,138)	--
Equity investments	(62)	--
Purchases of property and equipment	(2,737)	(2,126)
Proceeds from manufacturers rebates on leased vehicles	69	603
Net cash used in continuing operations	(49,127)	(4,897)
Net cash provided by discontinued operations	118	--
Net cash used in investing activities	(49,009)	(4,897)

Cash flows from financing activities:
Repayments on credit agreement	(438)	--
Repayments of capital lease obligations	(3,461)	(3,818)
Proceeds from exercise of stock options	2,378	3,154
Excess tax benefits from stock-based compensation	3,331	--
Distributions to minority interests in affiliated partnership	(258)	--
Net cash provided by (used in) continuing operations	1,552	(664)
Net cash provided by discontinued operations	--	--
Net cash provided by (used in) financing activities	1,552	(664)

Effect of exchange rate changes	219	(20)

Net decrease in cash and equivalents	(29,239)	(6,408)
Cash and equivalents, beginning of period	73,102	50,809
Cash and equivalents, end of period	$43,863	$44,401

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,201	$323
Cash paid for income taxes	$447	$327
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$5,619	$2,328
Stock issuance related to acquisitions	$20,471	$2,680

The accompanying notes are an integral part of these condensed consolidated financial statements

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Business:

Ventiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 175 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

We provide our services through a group of business units that have historically conducted their operations as "Ventiv Health, Inc." In 2006, we changed our corporate brand name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005. The legal name change will be effected following our annual shareholders meeting in June 2006, subject to receipt of stockholder approval.

Business Segments

We currently serve our clients primarily through three business segments, which correspond to our reporting segments for 2006:

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

•
 inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education. This segment includes inChord, which we acquired in October 2005, and Adheris, Inc. ("Adheris"), a patient compliance and persistence communications company, which we acquired in the first quarter of 2006, as more fully discussed below.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated financial position as of March 31, 2006 and December 31, 2005, the condensed consolidated income statements of the Company for the three-months ended March 31, 2006 and 2005 and the condensed consolidated cash flows for the three-months ended March 31, 2006 and 2005. Certain revenues and cost of services balances have been reclassified to conform to current presentation related to the presentation of reimbursable expenses accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Operating results for the three-months ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

The condensed consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inChord. Our continuing operations consist primarily of three business segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. All significant intercompany transactions have been eliminated in consolidation.

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

Condensed Consolidated Statements of Cash Flows

During the third quarter of 2005, the Company changed the presentation of its condensed consolidated statements of cash flows to separately present the cash flows from discontinued operations within the categories of operating, investing and financing activities. The Company has corrected the classification of changes in restricted cash balances previously included within operating activities and financing activities to properly reflect such changes within investing activities. In addition, the Company has corrected classification of changes in the investment of cash value of life insurance policies previously included within operating activities to properly reflect such changes within investing activities. A summary of the effects of the change in presentation on the consolidated statements of cash flows for the three months ended March 31, 2005 is as follows:

(in thousands)	Three Months Ended March 31, 2005
Net cash flows used in operating activities as previously reported	$(1,707)
Change in net cash flows from discontinued operations	99
Changes in net cash flows from restricted cash balances	781
Net cash flows used in operating activities as currently reported	$(827)

Net cash flows used in investing activities as previously reported	$(3,166)
Changes in net cash flows from restricted cash balances	(1,731)
Net cash flows used in investing activities as currently reported	$(4,897)

Net cash flows used in financing activities as previously reported	$(1,614)
Changes in net cash flows from restricted cash balances	950
Net cash flows used in financing activities as currently reported	$(664)

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Recently Issued Accounting Standards:

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

In June 2005, the FASB issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have an impact on our condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

4. Acquisitions:

In April 2006, the Company acquired Synergos, LLP ("Synergos") for approximately $5.8 million in cash and stock (excluding direct acquisition costs and post-closing adjustments). Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. We will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. Synergos' financial results will be reported under inVentiv Clinical from the date of its acquisition and accordingly are not reflected in the first quarter 2006 condensed consolidated financial results.

In April 2006, the Company acquired Jeffrey Simbrow Associates Inc. (and certain of its affiliated companies) ("JSAI") for approximately $8.6 million in cash and stock (excluding direct acquisition costs and post-closing adjustments). JSAI is Canada's leading healthcare marketing and communications agency. We will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. JSAI’s financial results will be reported under inVentiv Communications from the date of its acquisition and accordingly are not reflected in the first quarter 2006 condensed consolidated financial results.

In February 2006, the Company acquired Adheris for approximately $69.6 million in cash and stock (taking into effect direct acquisition costs and post-closing adjustments). Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. We will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition.

In October 2005, the Company acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $18.6 million of net assets. To help finance the transaction, we entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 10. The Company acquired inChord to vastly expand our service portfolio in the marketing and communications arena, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing businesses. We will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The amount due with respect to inChord for 2005 is expected to be approximately $3.6 million in cash and stock, which we accrued at December 31, 2005 (no payments made through March 31, 2006), but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and subsequently paid in April 2006 in cash and stock. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006 in cash and stock. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and was obligated to make certain earn-out payments, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004. Smith Hanley’s 2005 earn-out paid in 2006 was approximately $4.6 million in cash and stock, of which $4.0 million was previously accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

In June 2004, the Company acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. We paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004. Franklin’s 2005 earn-out paid in April 2006 was approximately $3.1 million in cash and stock, $3.2 million of which was accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

5. Employee Stock Compensation:

In December 2004, the FASB revised SFAS No. 123 ("FAS 123(R)"), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for FAS 123(R). In accordance with the new rule, the Company adopted the accounting provisions of FAS 123 (R) as of January 1, 2006.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the first quarter of 2006, the adoption of FAS 123 (R) resulted in incremental stock-based compensation expense of $1.6 million, of which $0.6 million was recorded in cost of services and $1.0 million recorded as SG&A. The incremental stock-based compensation expense caused income before income taxes to decrease by $1.6 million, net income to decrease by $1.0 million and basic and diluted earnings per share to decrease by $0.03 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $3.5 million related to excess tax benefits from the exercise of stock-based awards.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25 (“APB 25”) to account for its stock-based awards. Under APB 25, the Company only recorded stock-based compensation expense for restricted stock units. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, forfeitures of awards were recognized as they occurred. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under FAS No. 123, as amended by FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2005 based on the fair value method under FAS 123:

(in thousands, except per share data)	Three-Months Ended March 31, 2005

Net income attributable to common shareholders, as reported	$9,291
Add: total stock-based compensation expense included in reported net income attributable to common shareholders, net of tax	29
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(2,000)
Pro forma net earnings	$7,320
As reported: Basic	$0.36
As reported: Diluted	$0.34
Pro forma: Basic	$0.28
Pro forma: Diluted	$0.26

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected life of option	5.5-6 yrs	4 yrs
Risk-free interest rate	4.72%	4.17%
Expected volatility	45%	84%
Expected dividend yield	0.00%	0.00%

During the fourth quarter of 2005, management analyzed its expected volatility and expected life of stock options and concluded that the current expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. During the three months ended March 31, 2005, the Company utilized an expected volatility of 84% and an expected term of 4 years in its calculation of stock compensation expense, which was disclosed in its condensed consolidated financial statement footnotes. The variables used in early 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Stock Incentive Plan and Award Activity

As amended June 16, 2004, the Company’s 1999 Stock Incentive Plan (“Stock Plan”) authorizes it to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of our common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 7.2 million shares, which was increased from 4.8 million shares in June 2004 as approved by the Company's shareholders.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of our common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

The following table summarizes activity under our equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,971	$10.47
Granted and assumed	148	$24.81
Exercised	(383)	$6.20
Forfeited/expired/cancelled	(60)	$14.25
Outstanding at March 31, 2006	2,676	$11.79	7.45	$57,366
Options exercisable at March 31, 2006	1,183	$8.29	6.46	$29,494

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The weighted-average grant-date fair value of stock options granted during the three-months ended March 31, 2006 and 2005 was $11.86 and $14.36 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2006 and 2005 was $2.4 million and $3.2 million, respectively. As of March 31, 2006, there was approximately $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2.7 years.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $3.5 million and $7.2 million, respectively, for the three months ended March 31, 2006 and 2005.

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the three months ended March 31, 2006 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	209	$20.31
Granted	220	$24.74
Released	--	$--
Forfeited	(4)	$23.33
Nonvested at March 31, 2006	425	$22.58

As of March 31, 2006, there was approximately $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.04 years. The total fair value of shares vested during the three-months ended March 31, 2006 and 2005 was $0.6 million and $0.1 million, respectively.

6. Earnings Per Share (“EPS”):

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

(Unaudited)	Three-Months Ended March 31,
	2006	2005
Basic EPS from Continuing Operations Computation
Income from continuing operations	$ 10,143	$ 9,192
Weighted average number of common shares outstanding	28,199	26,102
Basic EPS from continuing operations	$0.36	$0.35

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$10,143	$9,192

Weighted average number of common shares outstanding	28,199	26,102
Stock options (1)	1,081	1,568
Restricted stock awards (2)	79	8
Total diluted common shares outstanding	29,359	27,678

Diluted EPS from continuing operations	$0.35	$0.33

(1) For the three months ended March 31, 2006 and March 31, 2005, 37,331 shares and 48,922 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

(2) For the three months ended March 31, 2006 and March 31, 2005, 818 shares and 2,683 shares, respectively, were excluded from the calculation of diluted EPS because the grant prices exceeded the market prices during those periods.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Significant Clients:

    During the three-months ended March 31, 2006, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments. For the three-months ended March 31, 2005, two clients accounted for approximately 15% and 11%, individually, of the Company's total revenues across our inVentiv Clinical and inVentiv Commercial segments.

8.  Restricted Cash:

    Restricted cash balances as of March 31, 2006 and December 31, 2005 were $1.1 million and $3.9 million, respectively. During the first quarter of 2006, the Company replaced most of its existing letters of credit with letters of credit under UBS AG Stamford Branch. These letters of credit were previously cash collateralized for various obligations and represented cash restricted from use for general purposes as of December 31, 2005. The new letters of credit are no longer fully cash collateralized and do not represent restricted cash. The following represents cash restricted from use as of March 31, 2006:

    In October 2005, the Company pledged approximately $0.7 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Commercial segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

    In June 2005, the Company pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Clinical segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

    The Company often receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million held in escrow on behalf of clients and was included in restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

9. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2006	2006 Acquisitions	Contingent (1) Consideration	March 31, 2006
inVentiv Clinical	$45,427	$--	$1,004	$46,431
inVentiv Communications	87,538	31,417	--	118,955
inVentiv Commercial	40,812	--	(173)	40,639
Total	$173,777	$31,417	$831	$206,025

(1) The contingent consideration represents adjustments relating to the finalization of the 2005 earnouts (see Note 4 for further details).

Other intangible assets consist of the following:

	March 31, 2006			December 31, 2005
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$50,687	$(3,100)	$47,587	$37,787	$(2,099)	$35,688
Noncompete agreement	690	(140)	550	690	(103)	587
Other	530	(199)	331	260	(189)	71
Total definite-life intangibles	51,907	(3,439)	48,468	38,737	(2,391)	36,346
Tradename	96,260	--	96,260	81,260	--	81,260
Total other intangibles (1)	$148,167	$(3,439)	$144,728	$119,997	$(2,391)	$117,606

(1) The $28.2 million increase in total gross other intangibles arises from the acquisition of Adheris.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

    The 2004, 2005 and 2006 business combinations discussed in footnote 4 above resulted in approximately $185.6 million of goodwill (all of which is expected to be deductible for tax purposes) and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$ 96,260	Indefinite
Customer relationships	50,687	11.4 years
Noncompete agreement	690	4.7 years
Technology	270	4.0 years
Total	$147,907

    Amortization expense, based on intangibles subject to amortization held at March 31, 2006, is expected to be $3.8 million for the last nine months of 2006, $5.0 million annually from 2007 through 2008, $4.6 million in 2009, $4.2 million in 2010, $4.1 million in 2011 and $21.8 million thereafter.

10. Debt:

    The Company’s principal external source of liquidity is its syndicated, secured credit agreement, which was entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to the Company in a single drawing at the time of the inChord transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

•
The term loan will mature on the sixth anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the Credit Agreement.

•
Amounts advanced under the credit agreement must be prepaid with a percentage, determined based on a leverage test set forth in the credit agreement, of Excess Cash Flow (as defined in the credit agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of our debt obligations or equity securities, subject to certain exceptions. The Company may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the credit agreement that are repaid or prepaid may not be reborrowed.

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

The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which we are required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. As of March 31, 2006, the Company complied with the requirements of the credit facility.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The three-month LIBOR base rate as of March 31, 2006 was 4.98%. As mentioned in footnote 12, the Company entered into a derivative financial instrument to hedge against this $175 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and are included as Deposits and Other Assets on the March 31, 2006 Condensed Consolidated Balance Sheet. These deferred financing costs are amortized as interest expense over the life of the loan. At March 31, 2006, the Company had approximately $174.1 million outstanding on the unsecured term loan and no amounts outstanding under the credit facility. The following table displays the required future commitment of the principal payment on the loan.

(in thousands)
March 31, 2007	$1,750
March 31, 2008	1,750
March 31, 2009	1,750
March 31, 2010	1,750
March 31, 2011	84,000
March 31, 2012 and thereafter	83,125
$174,125

11. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its Ventiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $5.7 million (including rebates of $0.1 million) and $2.9 million (including rebates of $0.6 million) during the three-month periods ended March 31, 2006 and 2005, respectively. The Company also incurred net disposals of $1.6 million and $1.1 million during the three-months ended March 31, 2006 and 2005, respectively.

12.  Derivative Financial Instruments:

Effective October 2005, the Company entered into a three-year swap arrangement for $175 million to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the three months ended March 31, 2006, the Company did not qualify for hedge accounting and recorded a $1.7 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $1.7 million, which was recorded in Deposits and Other Assets on the March 31, 2006 Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience. In the opinion of management and based on the advice of legal counsel, no matters outstanding as of March 31, 2006 are likely to have a material adverse effect on inVentiv.

Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing liability on inChord’s balance sheet relating to certain performance thresholds of the entity over a three-year period. The Company will continue to periodically monitor these performance thresholds, which may result in up to an additional $7.5 million of future expenses if and when it is probable that the additional thresholds will be met. As of March 31, 2006, the Company has not recorded any additional liability since the additional performance thresholds have not been met.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. Deferred Compensation:

On November 22, 2004, inVentiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by Ventiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $3.3 million was included in other liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2006. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at March 31, 2006 was approximately $2.6 million and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2006.

15.  Equity

The following table describes first quarter 2006 activity in the Company’s Equity accounts:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Deferred Compen- sation	Compre-hensive Income	Accumulated Other Comprehen-sive Income	Total
Balance at December 31, 2005	$28	$233,441	$23,092	$(3,563)		$221	$253,219
Net income			10,248		$10,248		10,248
Foreign currency translation Adjustment					219	219	219
					10,467
Reclassification of unvested restricted shares to additional paid-in capital		(3,563)		3,563			--
Vesting of restricted shares		541					541
Tax benefit from exercise of employee stock options and vesting of restricted stock		3,485					3,485
Consultant compensation		115					115
Exercise of stock options		2,378					2,378
Stock option expense		1,061					1,061
Issuance of shares in connection with acquisitions	1	20,471					20,472
Cash distribution TSP			(258)				(258)
Balance at March 31, 2006	$29	$257,929	$33,082	--		$440	$291,480

16. Discontinued Operations:

For the three-months ended March 31, 2006 and 2005, income from discontinued operations, net of taxes, were $0.1 million, mainly consisting of contingency payments due from our previously divested Germany-based operations.

17. Related Parties:

The Company is currently in a lease with Olde Worthington Road LLC for inVentiv Communications’ current headquarters facility in Westerville, Ohio. This facility is partially owned by the current inVentiv Communications’ Chief Executive Officer (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications through their ownership in GSW Capital LLC. GSW Capital LLC is a 50% owner of Olde Worthington Road LLC. The term of the lease is fifteen years, and expires on September 30, 2015 (subject to an early termination option effective as of September 30, 2010 in favor of inChord).

18. Segment Information:

The Company currently manages three operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents our reportable segments:

•	inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.

•	Other, which encompasses the activities of the corporate management group.

In August 2005, the Company acquired PRS, which is reported in the inVentiv Commercial segment from the date of its acquisition. In October 2005, the Company acquired inChord, which created the operating segment, inVentiv Communications, from the date of its acquisition. In February 2006, the Company acquired Adheris, which is reported in the inVentiv Communications segment from the date of its acquisition.

VENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the three-months ended March 31, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$32,470	$52,578	$89,805	$--	$174,853
Less: Intersegment revenues	(34)	(127)	(1,015)	--	(1,176)
Reported Revenues	32,436	54,451	88,790	--	173,677
Depreciation and amortization	312	867	3,622	21	4,822
Interest expense	--	11	399	1,247	1,657
Interest income	12	127	--	595	734
Segment income (loss) (1)	$1,327	$8,711	$11,112	$(3,190)	$17,960

For the three-months ended March 31, 2005 (in thousands):
	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$24,710	$--	$96,305	$--	$121,015
Less: Intersegment revenues	(8)	--	(148)	--	(156)
Reported revenues	24,702	--	96,157	--	120,859
Depreciation and amortization	310	--	5,244	21	5,575
Interest expense	--	--	288	100	388
Interest income	6	--	25	222	253
Segment income (loss) (1)	$1,954	$--	$12,443	$(1,786))	$12,611

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments

(in thousands)	March 31 Dec 31
	2006	2005
Total Assets:
inVentiv Clinical	$88,100	$84,731
inVentiv Communications	327,138	248,986
inVentiv Commercial	161,553	171,468
Other	47,546	78,709
Total assets	$624,337	$583,894

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2005, 2004 and 2003.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this report contains forward-looking statements regarding:

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital to fund our operations;

•	the actual impact of the adoption of certain accounting standards; and

•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of the Company’s Form 10-K for the year ended December 31, 2005.

Overview

Ventiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 175 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

We provide our services through a group of business units that have historically conducted their operations as "Ventiv Health, Inc." In 2006, we changed our corporate brand name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005. The legal name change will be effected following our annual shareholders meeting in June 2006, subject to receipt of stockholder approval.

Business Segments

We currently serve our clients primarily through three business segments, which correspond to our reporting segments for 2006:

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

Recent Business Developments

Acquisitions

In April 2006, the Company acquired Synergos, LLP ("Synergos") for approximately $5.8 million in cash and stock (excluding direct acquisition costs and post-closing adjustments). Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. We will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. Synergos' financial results will be reported under inVentiv Clinical from the date of its acquisition and accordingly are not reflected in the first quarter 2006 condensed consolidated financial results.

In April 2006, the Company acquired Jeffrey Simbrow Associates Inc. (and certain of its affiliated companies) ("JSAI") for approximately $8.6 million in cash and stock (excluding direct acquisition costs and post-closing adjustments). JSAI is Canada's leading healthcare marketing and communications agency. We will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. JSAI’s financial results will be reported under inVentiv Communications from the date of its acquisition and accordingly are not reflected in the first quarter 2006 condensed consolidated financial results.

In February 2006, the Company acquired Adheris for approximately $69.6 million in cash and stock (taking into effect direct acquisition costs and post-closing adjustments). Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. We will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition.

In October 2005, the Company acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $18.6 million of net assets. To help finance the transaction, we entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 10. The Company acquired inChord to vastly expand our service portfolio in the marketing and communications arena, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing businesses. We will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. The amount due with respect to inChord for 2005 is expected to be approximately $3.6 million in cash and stock, which we accrued at December 31, 2005 (no payments made through March 31, 2006), but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition.

In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. We will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and subsequently paid in April 2006. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to expand our service portfolio in the clinical services and recruitment areas, expand our market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and was obligated to make certain earn-out payments, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004. Smith Hanley’s 2005 earn-out paid in 2006 was approximately $4.6 million, of which $4.0 million was previously accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

In June 2004, the Company acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. We paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net assets. We are obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004. Franklin’s 2005 earn-out paid in April 2006 was approximately $3.1 million, $3.2 million of which was accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

Divesting Transactions

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For each of the three months ended March 31, 2006 and the three months ended March 31, 2005, we received approximately $0.1 million relating to the Germany-based contract sales organization.

Three-Months Ended March 31, 2006 Compared to Three-Months Ended March 31, 2005

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended March 31,
	2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*
inVentiv Clinical	$32,436	18.7%	$24,702	20.4%
inVentiv Communications	52,451	30.2%	--	--
inVentiv Commercial	88,790	51.1%	96,157	79.6%
Other	--	--	--	--
Total revenues	173,677	100.0%	120,859	100.0%

Cost of services:
inVentiv Clinical	22,844	70.4%	16,126	65.3%
inVentiv Communications	32,166	61.3%	--	--
inVentiv Commercial	69,798	78.6%	77,586	80.7%
Other	--	--	--	--
Total cost of services	124,808	71.9%	93,712	77.5%

Selling, general and administrative expenses	29,986	17.3%	14,401	11.9%

Total operating income	$18,883	10.9%	$12,746	10.5%
Interest expense	(1,657)	(1.0)%	(388)	(0.3)%
Interest income	734	0.4%	253	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and loss from equity investments	17,960	10.3%	12,611	10.4%
Income tax provision	(7,184)	(4.1)%	(3,419)	(2.8)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	10,776	6.2%	9,192	7.6%
Minority interest in subsidiary	(323)	(0.2)%	--	--
Loss from equity investments	(310)	(0.2)%	--	--
Income from continuing operations	10,143	5.8%	9,192	7.6%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	105	0.1%	99	0.1%
Income from discontinued operations	105	0.1%	99	0.1%

Net income	$10,248	5.9%	$9,291	7.7%

Earnings per share:
Continuing operations:
Basic	$0.36		$0.35
Diluted	$0.35		$0.33
Discontinued operations:
Basic	$0.00		$0.01
Diluted	$0.00		$0.01
Net earnings:
Basic	$0.36		$0.36
Diluted	$0.35		$0.34

* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Revenues: Revenues increased by approximately $52.8 million, or 43.7%, to $173.7 million in the three-month period ended March 31, 2006, from $120.9 million in the three-months ended March 31, 2005.

inVentiv Clinical’s revenues were $32.4 million during the first quarter of 2006, an increase of $7.7 million compared to $24.7 million during the first quarter of 2005. Revenues in the clinical staffing division were higher in 2006 due to increased placement of temporary personnel. The clinical staffing division also typically experiences a decrease in personnel during the first quarter of a year as clients may decide not to continue to employ these temporary personnel. This “falloff” was less significant in 2006 than 2005. This increase in clinical staffing revenues was offset by lower revenues in the data management and executive placement divisions.

inVentiv Communications was acquired in October 2005 and contributed approximately $52.5 million of revenues during the three months ended March 31, 2006. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Revenues in our inVentiv Commercial business were $88.8 million, a decrease of $7.4 million or 7.7% from the $96.2 million in the same period in 2005, and accounted for 51.1% of total inVentiv revenues for the three-months ended March 31, 2006. This decrease resulted primarily from anticipated wind-downs of certain contracts and softness in patient assistance business, and partially offset by several items including additional revenue during the first quarter of 2006 from PRS, which was acquired in August 2005.

Cost of Services: Cost of services increased by approximately $31.1 million or 33.2%, to $124.8 million this fiscal quarter from $93.7 million in the three-months ended March 31, 2005. Cost of services decreased as a percentage of revenues to 71.9% from 77.5% in the three-months ended March 31, 2006 and 2005, respectively. Overall cost of services increased partially due to $0.6 million of share-based compensation expense not recorded in prior years. On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (FAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting FAS 123R, inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies below.

inVentiv Clinical’s cost of services increased by approximately $6.7 million, or 41.7%, to $22.8 million during the three months ended March 31, 2006 from $16.1 million during the three months ended March 31, 2005. Cost of services as a percentage of revenues increased from 65.3% during the three months ended March 31, 2005 to 70.4% during the same period in 2006. This increase was due to increased business in the clinical staffing division, which generally produces lower margins than the other divisions within this segment.

inVentiv Communications was acquired in October 2005 and contributed approximately $32.2 million of cost of sales during the three months ended March 31, 2006. Cost of sales was 61.3% of this segment’s revenues. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Cost of services at inVentiv Commercial decreased by approximately $7.8 million, or 10.0%, to $69.8 million in the first quarter of 2006 from $77.6 million in the first quarter of 2005. This variance is higher than the decrease in revenue between the related periods. Costs of services were 78.6% of inVentiv Commercial revenue in the first quarter of 2006, compared to 80.7% in the first quarter of 2005. The decrease of cost of services as a percentage of revenue in 2006 as compared to 2005 was attributable to ongoing cost savings measures implemented by management to align our support and infrastructure with the current level of operations. In addition, inVentiv Commercial recorded $1.2 million in incentive fees during the first quarter of 2006 versus $0.3 million during the first quarter of 2005, which have no direct cost of services associated with them. Incentive fees are recorded when the Company is reasonably assured that payment will be received.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $15.6 million, or 108.2%, to $30.0 million from $14.4 million in the three months ended March 31, 2006 and 2005, respectively. This increase was primarily due to SG&A expenses at inVentiv Communications, which was acquired in October 2005, increased compensation levels in 2006 versus 2005, and $1.0 million of share-based compensation expense, which was new in 2006.

SG&A expenses at inVentiv Clinical was approximately $8.3 million in the first quarter of 2006, compared to $6.6 million during the first quarter of 2005. Additional staffing requirements were required as the division has grown over the past year.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, was approximately $11.7 million in the first quarter of 2006.

SG&A expenses at inVentiv Commercial increased by approximately $1.6 million, or 27.6%, to $7.5 million in the quarter ended March 31, 2006 from $5.9 million incurred in the quarter ended March 31, 2005. This increase was due to increased compensation levels in 2006 versus 2005 and expenses related to PRS that were not included in the first quarter ended March 31, 2005 since the acquisition did not occur until August 2005.

Other SG&A was approximately $2.5 million for the three-months ended March 31, 2006, an increase of approximately $0.6 million or 33.0% from $1.9 million for the three-months ended March 31, 2005. The increase was mainly related to increases in stock-based compensation expense in 2006, additional staff hired in internal audit and higher compensation from the previous year.

Provision for Income Taxes: In March 2005, inVentiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. The aggregate effect of this benefit reduced inVentiv’s first quarter 2005 effective tax rate from 39.8% to approximately 27.1%. inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.0% for the three-month period ended March 31, 2006. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the three-months ended March 31, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $0.1 million. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately $0.9 million to $10.2 million, from net income of $9.3 million in the three-months ended March 31, 2006 and 2005, respectively. Diluted earnings per share increased to earnings of $0.35 per share for the three-month period ended March 31, 2006 from earnings of $0.34 per share for the three-month period ended March 31, 2005.  Operating results were higher due to the acquisition of inChord, offset by stock-based compensation expense recorded as a result of adopting FAS 123R.

Liquidity and Capital Resources

At March 31, 2006, inVentiv had $43.9 million of unrestricted cash and equivalents, a decrease of $29.2 million from December 31, 2005. For the three-months ended March 31, 2005 compared to March 31, 2006, cash provided by operations increased by $18.8 million from a use of $0.8 million to a source of $18.0 million. Cash used in investing activities increased from $4.9 million to $49.0 million for the three-months ended March 31, 2005 and 2006, respectively. Cash used in financing activities increased from a use of $0.7 million to a source of $1.6 million over the same comparative periods.

Cash provided by operations was $18.0 million during the three-months ended March 31, 2006, while cash used by operations was $0.8 million in the three-months ended March 31, 2005. This increase was, in large part, due to the collection of certain payments due under various contracts. The accounts receivable and unbilled services balances decreased by approximately $5.6 million during the first quarter of 2006, versus an increase of approximately $14.0 million during the first quarter of 2005. This is mainly due to timing of increased collection during the first quarter of 2006.

Cash used in investing activities was $49.0 million for the three-months ended March 31, 2006 compared to $4.9 million used during the same period in 2005. During the three months ended March 31, 2006, the Company paid approximately $42.4 million of cash, net of cash acquired, for the acquisition of Adheris. In addition, the Company paid approximately $4.1 million of cash relating to earnout contingency payments from previous acquisitions, as described in Recent Business Developments. The timing of these payments in 2005 for the 2004 earnouts was in the second quarter of 2005 since the Company’s results were not finalized until March 31, 2005.

Cash provided by financing activities was $1.6 million for the three months ended March 31, 2006, while cash used in financing activities was $0.7 million for the three-months ended March 31, 2005. During the first quarter of 2006, inVentiv adopted FAS 123 R, resulting in a financing inflow and corresponding operating outflow of $3.3 million. Proceeds from the exercise of stock options were lower during the three months ended March 31, 2006 versus 2005. In addition, the Company paid approximately $0.4 million on the principal of its $175 million line of credit, which was established in October 2005, as more fully described below.

The acquisition agreements entered into in connection with inVentiv’s 2004, 2005 and 2006 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 4 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. As of March 31, 2006, the Company complied with the requirements of the credit facility. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to Ventiv in a single drawing at the time of the inChord transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (“FAS 123R”), “Share-Based Payment”, as more fully described below.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R as of January 1, 2006.

inVentiv adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, inVentiv recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, inVentiv recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized using a ratable amortization method.

In the process of implementing FAS 123(R), during the fourth quarter of 2005, inVentiv analyzed certain key variables, such as expected volatility and expected term to determine an accurate estimate of these variables. As a result of this analysis, inVentiv determined that the expected volatility should be 45%, while the expected term should range from 5.5 to 6 years. During the three months ended March 31, 2005, the Company utilized an expected volatility of 84% and an expected term of 4 years. The variables used in early 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, inVentiv considers voluntary termination behaviors as well as trends of actual option forfeitures.

Risk Factors

Our business, financial condition and results of operations may be materially affected by the matters discussed under Item 1A, Risk Factors, of the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At March 31, 2006, inVentiv had $174.1 million debt outstanding under its unsecured term loan. See Liquidity and Capital Resources section for further detail on inVentiv’s credit agreement. inVentiv will incur variable interest expense with respect to its outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at March 31, 2006, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, the Company entered into a three-year swap arrangement for $175 million to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the three months ended March 31, 2006, the Company did not qualify for hedge accounting and recorded a $1.7 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $1.7 million, which was recorded in Deposits and Other Assets on the March 31, 2006 Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Foreign Currency Exchange Rate Exposure

inVentiv is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to our financial statements. At March 31, 2006, the accumulated other comprehensive earnings was approximately $0.4 million.

ITEM 4. Controls and Procedures

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2006. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 5.  Other Information

On January 23, 2006, Terrell Herring’s life insurance benefits were increased. Mr. Herring is currently provided with $1 million in term life insurance coverage as part of his benefits package.

On February 27, 2006, the Compensation Committee approved an increase in the base salary payable to Eran Broshy, Chief Executive Officer of the Company, from $535,137 per annum to $560,000 per annum.

The Company entered into a new employment agreement with Eran Broshy on May 9, 2006. Mr. Broshy is entitled to an annual base salary of $560,000. He is also eligible for an annual bonus award, with the target bonus being 50% of annual base salary, based on performance measures established by the Board. Any bonus award is discretionary. Mr. Broshy is also eligible to receive discretionary grants of options and restricted stock. On February 27, 2006, the Compensation Committee awarded Mr. Broshy a $600,000 bonus with respect to 2005 pursuant to the Company's cash bonus program. Such amount does not include additional discretionary bonuses, if any, that may be awarded to Mr. Broshy after the date of this report with respect to 2005. Mr. Broshy was not granted any options or shares of restricted stock with respect to 2005.

In the event of Mr. Broshy's termination without cause or for good reason or for disability, he is entitled to receive a lump sum payment equal to two times the sum of his base salary and the average of his awarded bonus for the three years prior to termination; continuation of health and life insurance benefits for a period of one year; and acceleration of vesting of all options and restricted stock awards, which will generally remain exercisable for the period permitted by Section 409A of the Internal Revenue Code, but not for more than two years after termination. Upon a "change in control" of the Company, Mr. Broshy is entitled to receive a lump sum payment equal to two times the sum of his base salary and the average of his awarded bonus for the three years prior to termination and acceleration of vesting of all options and restricted stock awards, which options will generally remain exercisable for the period permitted by Section 409A of the Internal Revenue Code, but not for more than two years after the change in control. In addition, in the event of Mr. Broshy's termination without cause or for good reason within 13 months after a "change in control", he is entitled to receive a lump sum payment equal to the sum of his base salary and the average of his awarded bonus for the three years prior to termination and continuation of health and life insurance benefits for a period of three years. Any termination by Mr. Broshy during the 30 days following the first anniversary of a "change in control" will be deemed to be a termination for good reason. In the event of Mr. Broshy's death during the term of his employment, his estate is entitled to acceleration of vesting of all options and restricted stock awards, which will generally remain exercisable for the period permitted by Section 409A of the Internal Revenue Code, but not for more than two years after the date of his death. The Company has agreed to maintain $2.5 million of term life insurance for the benefit of Mr. Broshy.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.21	Employment Agreement dated as of May 9, 2006 between Eran Broshy and the registrant.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certain portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

Current Report on Form 8-K, filed as of March 14, 2006, Item 2.02 and Item 9.01, regarding the Company’s release of financial information for the fourth quarter and full year ended December 31, 2005.

Current Report on Form 8-K, filed as of March 6, 2006, Item 3.02, regarding issuance of unregistered shares of inVentiv’s common stock in connection with the closing of the acquisition of Adheris, Inc. (“Adheris”) on February 28, 2006.

Current Report on Form 8-K, filed as of February 8, 2006, Item 1.01, 3.02, 7.01 and Item 9.01, regarding a definitive agreement with Adheris providing for the acquisition of Adheris through a merger on February 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTIV HEALTH, INC.

Date: May 10, 2006	By:	/s/ John R. Emery
John R. Emery
Chief Financial Officer (Principal financial officer and duly authorized signatory)