Form 10-Q
period 2006-06-30
INVENTIV HEALTH INC
filed 2006-08-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period From ___________ to ___________

Commission file number 0-30318

INVENTIV HEALTH, INC.
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

Large accelerated filer [ ]   Accelerated filer [X]  Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2006, there were 29,304,231 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2006
and December 31, 2005 (unaudited)

Condensed Consolidated Income Statements for the three and six-months ended June 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and equivalents	$50,391	$73,102
Restricted cash	317	3,878
Accounts receivable, net of allowances for doubtful accounts of $3,887
and $3,979 at June 30, 2006 and December 31, 2005, respectively	101,875	112,782
Unbilled services	61,481	41,206
Prepaid expenses and other current assets	10,663	5,737
Current deferred tax assets	4,100	4,029
Total current assets	228,827	240,734
Property and equipment, net	40,604	36,637
Equity investments	4,735	5,183
Goodwill	212,122	173,777
Other intangibles, net	152,208	117,606
Deferred tax assets	10,555	3,428
Deposits and other assets	10,817	6,529
Total assets	$659,868	$583,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,152	$10,859
Current portion of long-term debt	1,750	1,750
Accrued payroll, accounts payable and accrued expenses	63,049	77,816
Current income tax liabilities	12,608	7,359
Client advances and unearned revenue	44,779	29,393
Total current liabilities	132,338	127,177
Capital lease obligations, net of current portion	18,440	17,695
Long-term debt	171,938	172,813
Other non-current liabilities	14,410	12,994
Total liabilities	337,126	330,679

Commitments and contingencies

Minority Interest	120	(4)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at June 30, 2006 and December 31, 2005, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 29,294,229 and
27,862,436 shares issued and outstanding at June 30, 2006 and
December 31, 2005, respectively	29	28
Additional paid-in-capital	267,891	233,441
Deferred compensation	--	(3,563)
Accumulated other comprehensive earnings	935	221
Accumulated earnings	53,767	23,092
Total stockholders' equity	322,622	253,219
Total liabilities and stockholders' equity	$659,868	$583,894
The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$154,739	$112,530	$297,677	$217,045
Reimbursable out-of-pockets	28,240	19,258	58,979	35,601
Total revenues	182,979	131,788	356,656	252,646

Operating expenses:
Cost of services	97,947	80,451	193,061	158,104
Reimbursed out-of-pocket expenses	29,913	19,310	59,606	35,369
Selling, general and administrative expenses	34,938	16,955	64,925	31,355
Total operating expenses	162,798	116,716	317,592	224,828

Operating income	20,181	15,072	39,064	27,818
Interest expense	(2,241)	(322)	(3,898)	(710)
Interest income	362	253	1,096	506
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	18,302	15,003	36,262	27,614
Income tax benefit (provision)	1,748	(5,971)	(5,436)	(9,390)
Income from continuing operations before minority interest in income of subsidiary and income (loss) from equity investments	20,050	9,032	30,826	18,224
Minority interest in income of subsidiary	(352)	--	(676)	--
Income (loss) from equity investments	166	--	(144)	--
Income from continuing operations	19,864	9,032	30,006	18,224

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,115	1,463	1,221	1,562
Net income from discontinued operations	1,115	1,463	1,221	1,562

Net income	$20,979	$10,495	$31,227	$19,786

Earnings per share (see Note 6):
Continuing operations:
Basic	$0.68	$0.34	$1.05	$0.69
Diluted	$0.66	$0.32	$1.01	$0.66
Discontinued operations:
Basic	$0.04	$0.05	$0.04	$0.06
Diluted	$0.03	$0.06	$0.04	$0.05
Net income:
Basic	$0.72	$0.39	$1.09	$0.75
Diluted	$0.69	$0.38	$1.05	$0.71
Weighted average common shares outstanding:
Basic	29,188	26,757	28,696	26,431
Diluted	30,186	27,879	29,737	27,763

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For Six-Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:		(Revised)
Net income from continuing operations	$30,006	$18,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,578	8,508
Amortization	2,616	602
Loss from equity investments	144	--
Minority interest in income of subsidiary	676	--
Fair market value adjustment on derivative financial instrument	(2,824)	--
Deferred taxes	(7,198)	(343)
Stock compensation expense	3,336	245
Tax benefit from stock option exercises and vesting of restricted shares	4,530	7,815

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	22,971	(18,763)
Unbilled services	(18,428)	(6,807)
Prepaid expenses and other current assets	(2,889)	(1,539)
Accrued payroll, accounts payable and accrued expenses	(8,912)	(2,607)
Current income tax liabilities	5,128	(836)
Client advances and unearned revenue	2,411	(3,917)
Excess tax benefits from stock based compensation	(4,002)	--
Other	3,569	2,257
Net cash provided by continuing operations	38,712	2,839
Net cash provided by (used in) discontinued operations	1,103	(50)
Net cash provided by operating activities	39,815	2,789

Cash flows from investing activities:
Restricted cash balances	3,561	(1,298)
Investment in cash value of life insurance policies	(3,439)	(961)
Cash paid for acquisitions, net of cash acquired	(50,412)	(902)
Acquisition earn-out payments	(8,267)	(5,181)
Equity investments	304	--
Purchases of property and equipment	(3,755)	(2,923)
Proceeds from manufacturers rebates on leased vehicles	141	2
Net cash used in continuing operations	(61,867)	(11,263)
Net cash provided by discontinued operations	118	1,612
Net cash used in investing activities	(61,749)	(9,651)

Cash flows from financing activities:
Repayments on credit agreement	(875)	--
Repayments on capital lease obligations	(6,759)	(6,418)
Withholding shares for taxes	(85)	--
Proceeds from exercise of stock options	2,778	3,433
Excess tax benefits from stock-based compensation	4,002	--
Distributions to minority interests in affiliated partnership	(552)	--
Net cash used in continuing operations	(1,491)	(2,985)
Net cash provided by discontinued operations	--	--
Net cash used in financing activities	(1,491)	(2,985)

Effect of exchange rate changes	714	(48)

Net decrease in cash and equivalents	(22,711)	(9,895)
Cash and equivalents, beginning of period	73,102	50,809
Cash and equivalents, end of period	$50,391	$40,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,392	$725
Cash paid for income taxes	$2,977	$2,766
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$11,144	$4,898
Stock issuance related to acquisitions	$27,177	$3,255

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health, Inc.) is a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

On June 14, 2006, we changed our name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005.

Business Segments

We currently serve our clients primarily through three business segments, which correspond to our reporting segments for 2006:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment was initially built through several businesses that were acquired in the fourth quarter of 2004: the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus) and HHI Clinical & Statistical Research Services (“HHI”). In April 2006, the Company augmented inVentiv Clinical with the acquisition of Synergos, LLP ("Synergos"), a clinical services provider with expertise in clinical trial management services.

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education. This segment includes inChord, Adheris, Inc. ("Adheris"), a patient compliance and persistence communications company, which we acquired in the first quarter of 2006, and Jeffrey Simbrow Associates Inc. (and certain of its affiliated companies) ("JSAI"), a leading healthcare marketing and communications agency, which we acquired in the second quarter of 2006, as more fully discussed below.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated financial position as of June 30, 2006 and December 31, 2005, the condensed consolidated income statements of the Company for the three and six-months ended June 30, 2006 and 2005 and the condensed consolidated cash flows for the six-months ended June 30, 2006 and 2005. Certain revenues and cost of services balances have been reclassified to conform to current presentation related to the presentation of reimbursable expenses in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Operating results for the three and six-months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

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

As a result of the acquisition of inChord, we have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany. Both of these investments are accounted for using the equity method of accounting.

In December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services.

Condensed Consolidated Statements of Cash Flows

During the third quarter of 2005, the Company revised the presentation of its condensed consolidated statements of cash flows to separately present the cash flows from discontinued operations within the categories of operating, investing and financing activities. A summary of the effect of the revised presentation on the consolidated statements of cash flows for the six months ended June 30, 2005 is as follows:

Six Months Ended June 30, 2005
(in thousands)
Net cash flows used in operating activities as previously reported	$2,839
Change in net cash flows from discontinued operations	(50)
Net cash flows used in operating activities as currently reported	$2,789

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3. Recently Issued Accounting Standards:

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact this interpretation will have on its consolidated results of operations or financial position.

On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

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

4. Acquisitions:

In April 2006, the Company acquired Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $0.7 million of net tangible assets. Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition. The assets acquired and liabilities assumed in connection with the acquisition and pro forma results of operations are not deemed material to the condensed consolidated financial statements.

In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition. The assets acquired and liabilities assumed in connection with the acquisition and pro forma results of operations are not deemed material to the condensed consolidated financial statements.

In February 2006, the Company acquired Adheris for approximately $69.6 million in cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $10.0 million of net tangible assets. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition. The assets acquired and liabilities assumed in connection with the acquisition and pro forma results of operations are not deemed material to the condensed consolidated financial statements.

In October 2005, the Company acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs, for approximately $18.6 million of net tangible assets. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 10. The Company acquired inChord to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. inChord’s 2005 earnout of $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. The portion adjusted in the subsequent year mainly relate to the finalization of the earn-outs for the previous year, as allowed under the contract. The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition.

In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $1.0 million of net assets. The Company will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and paid in April 2006. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) for approximately $0.8 million of net tangible assets. The Company is obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to expand its service portfolio in the clinical services and recruitment areas, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net tangible assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and was obligated to make certain earn-out payments, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004. Smith Hanley’s 2005 earn-out paid in 2006 was approximately $4.6 million, of which $4.0 million was previously accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

In June 2004, the Company acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net tangible assets. The Company is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004. Franklin’s 2005 earn-out paid in April 2006 was approximately $3.2 million, which was accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

5. Employee Stock Compensation:

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for FAS 123(R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123 (R) as of January 1, 2006.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123 (R) resulted in stock-based compensation expense of $1.7 million, of which $0.6 million was recorded in cost of services and $1.1 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2006 and $3.3 million, of which $1.2 million was recorded in cost of services and $2.1 million recorded as SG&A for the six months ended June 30, 2006. The incremental stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments to decrease by $1.7 million and $ 3.3 million for the three months and six months ended June 30, 2006, respectively, net income to decrease by $1.0 million and $2.0 million for the three months and six months ended June 30, 2006, respectively, and basic and diluted earnings per share to decrease by $0.03 per share and $0.07 per share for the three months and six months ended June 30, 2006, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $4.0 million related to excess tax benefits from the exercise of stock-based awards.

On November 10, 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board No. 25 (“APB 25”) to account for its stock-based awards. Under ABP 25, the Company only recorded stock-based compensation expense for restricted stock units. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, forfeitures of awards were recognized as they occurred. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the second quarter and year ended June 30, 2005 based on the fair value method under SFAS 123:

(in thousands, except per share data)	Three-Months Ended June 30, 2005	Six-Months Ended June 30, 2005

Net income attributable to common shareholders, as reported	$10,495	$19,786
Add: total stock-based compensation expense included in reported net income attributable to common shareholders, net of tax	71	100
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(684)	(2,336)
Pro forma net earnings	$9,882	$17,550
As reported: Basic	$0.39	$0.75
As reported: Diluted	$0.38	$0.71
Pro forma: Basic	$0.37	$0.66
Pro forma: Diluted	$0.35	$0.63

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life of option	5.5-6 yrs	4 yrs	5.5-6 yrs	4 yrs
Risk-free interest rate	5.03%	3.77%	4.90%	4.13%
Expected volatility	45%	83%	45%	84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

During the fourth quarter of 2005, management analyzed its expected volatility and expected life of stock options and concluded that the current expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. During the three months and six months ended June 30, 2005, the Company utilized an expected volatility of 83% and 84%, respectively, and an expected term of 4 years for both periods in its calculation of stock compensation expense, which was disclosed in its condensed consolidated financial statement footnotes. The variables used in the first half of 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123 (R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Incentive Plan and Award Activity

As of June 14, 2006, the Company’s 2006 Stock Incentive Plan (“Stock Plan”) authorizes it to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of our common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 9.1 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of our common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

The following table summarizes activity under our equity incentive plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,971	$10.47
Granted and assumed	328	$25.89
Exercised	(442)	$6.29
Forfeited/expired/cancelled	(82)	$14.43
Outstanding at June 30, 2006	2,775	$12.84	7.38	$44,239
Options exercisable at June 30, 2006	1,233	$8.85	6.30	$24,582

The weighted-average grant-date fair value of stock options granted during the three-months ended June 30, 2006 and 2005 was $12.94 and $11.73 per share, respectively, and in addition, during the six-months ended June 30, 2006 and 2005 were $12.48 and $14.13 per share. The total intrinsic value of options exercised during the three-months ended June 30, 2006 and 2005 was $0.4 million and $0.3 million, respectively, and in addition, during the six-months ended June 30, 2006 and 2005 were $2.8 million and $3.4 million. As of June 30, 2006, there was approximately $11.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.8 years.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.5 million, individually, for both the three months ended June 30, 2006 and 2005 and during the six-months ended June 30, 2006 and 2005 were $4.0 million and $7.1 million, respectively.

A summary of the status and changes of our nonvested shares related to our equity incentive plans as of and during the six months ended June 30, 2006 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	208	$20.31
Granted	348	$25.69
Released	(35)	$18.52
Forfeited	(10)	$23.93
Nonvested at June 30, 2006	511	$24.03

As of June 30, 2006, there was approximately $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.7 years. The total fair value of shares vested during the three and six-months ended June 30, 2006 were $1.0 million and $1.3 million, respectively. During the three and six-months ended June 30, 2005 the amounts were negligible.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:
	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share and footnote disclosure data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$19,864	$9,032	$30,006	$18,224
Weighted average number of common shares outstanding	29,188	26,757	28,696	26,431
Basic EPS from continuing operations	$0.68	$0.34	$1.05	$0.69

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$19,864	$9,032	$30,006	$18,224

Weighted average number of common shares outstanding	29,188	26,757	28,696	26,431
Stock options (1)	897	1,112	948	1,323
Restricted stock awards (2)	101	10	93	9
Total diluted common shares outstanding	30,186	27,879	29,737	27,763

Diluted EPS from continuing operations	$0.66	$0.32	$1.01	$0.66

(1) For the three and six months ended June 30, 2006, 308,210 shares and 283,869 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2005, 102,545 shares and 84,616 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three and six months ended June 30, 2006, 27,203 shares and 15,006 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six-months ended June 30, 2005, 10,500 shares and 6,613 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Significant Clients:

      During the six-months ended June 30, 2006, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments. For the six-months ended June 30, 2005, three clients accounted for approximately 16%, 12% and 11%, individually, of the Company's total revenues across our inVentiv Clinical and inVentiv Commercial segments.

8.  Restricted Cash:

Restricted cash balances as of June 30, 2006 and December 31, 2005 were $0.3 million and $3.9 million, respectively. During the first two quarters of 2006, except as described in the following paragraph, the Company replaced most of its existing letters of credit with letters of credit under UBS AG Stamford Branch. These letters of credit were previously cash collateralized for various obligations and represented cash restricted from use for general purposes as of December 31, 2005. The new letters of credit are no longer fully cash collateralized and do not represent restricted cash.

In June 2005, the Company pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Clinical segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

9. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2006	2006 Acquisitions	Contingent(1) Consideration	June 30, 2006
inVentiv Clinical	$45,427	$3,235	$1,004	$49,666
inVentiv Communications	87,538	34,014	136	121,688
inVentiv Commercial	40,812	--	(44)	40,768
Total	173,777	$37,249	1,096	212,122

(1) The contingent consideration represents adjustments relating to the finalization of the 2005 earnouts (see Note 4 for further details).

Other intangible assets consist of the following:

	June 30, 2006			December 31, 2005
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$57,642	$(4,473)	$53,169	$37,787	$(2,098)	$35,689
Noncompete agreement	1,644	(266)	1,378	690	(103)	587
Tradenames subject to amortization	1,139	(64)	1,075	--	--	--
Other	530	(204)	326	260	(190)	70
Total definite-life intangibles	60,955	(5,007)	55,948	38,737	(2,391)	36,346
Tradenames not subject to amortization	96,260	--	96,260	81,260	--	81,260
Total other intangibles (1)	$157,215	$(5,007)	$152,208	$119,997	$(2,391)	$117,606

(1) The $37.2 million increase in total gross other intangibles arises from the acquisitions of Adheris, JSAI and Synergos.

The 2004, 2005 and 2006 business combinations discussed in footnote 4 above resulted in approximately $191.5 million of goodwill (all of which is expected to be deductible for tax purposes) and the following gross intangible assets:

Intangible asset	Amount (in thousands)		Weighted average amortization period
Tradename	$97,399		(1)
Customer relationships	57,642		11.2 years
Noncompete agreement	1,644		4.0 years
Technology	270		4.0 years
Total	$156,955	(2)

(1)	$1.1 million of the tradenames are indefinite-life intangibles. The remaining definite life intangibles have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2006 acquisitions.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

       Amortization expense, based on intangibles subject to amortization held at June 30, 2006, is expected to be $3.1 million for the last six months of 2006, $6.3 million in 2007, $6.1 million in 2008, $5.6 million in 2009, $5.1 million in 2010, $5.0 million in 2011 and $24.7 million thereafter.

Goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment on June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets. The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2006.

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

                 The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which we are required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. As of June 30, 2006, the Company complied with the requirements of the credit facility.

The three-month LIBOR base rate as of June 30, 2006 was 5.50%. As mentioned in footnote 12, the Company entered into a derivative financial instrument to hedge against its $175 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and are included as Deposits and Other Assets on the June 30, 2006 Condensed Consolidated Balance Sheet. These deferred financing costs are amortized as interest expense over the life of the loan. At June 30, 2006, the Company had approximately $173.7 million outstanding on the term loan, $3.6 million outstanding with respect to letters of credit under the revolving credit facility and no amounts outstanding under the swingline facility. The aggregate annual scheduled principal payments for the next five years and thereafter related to the term loan facility at June 30, 2006 are summarized as follows:

(in thousands)
June 30, 2007	$1,750
June 30, 2008	1,750
June 30, 2009	1,750
June 30, 2010	1,750
June 30, 2011	125,125
June 30, 2012 and thereafter	41,563
$173,688

11. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $11.1 million (including rebates of $0.1 million) and $4.9 million during the six-month periods ended June 30, 2006 and 2005, respectively. The Company also incurred net disposals of $4.9 million and $2.0 million during the six-months ended June 30, 2006 and 2005, respectively.

12.  Derivative Financial Instruments:

Effective October 2005, the Company entered into a three-year interest rate swap arrangement for $175 million to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the six months ended June 30, 2006, the Company did not qualify for hedge accounting and recorded a $2.8 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $2.8 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet; to date, this asset totals $3.1 million on the June 30, 2006 Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience. In the opinion of management and based on the advice of legal counsel, no matters outstanding as of June 30, 2006 are likely to have a material adverse effect on inVentiv.

Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing liability on inChord’s balance sheet relating to certain performance thresholds of inChord over a three-year period. The Company will continue to periodically monitor these performance thresholds, which may result in up to an additional $7.5 million of future expenses if and when it is probable that the additional thresholds will be met. As of June 30, 2006, the Company has not recorded any additional liability since the additional performance thresholds have not been met.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. Deferred Compensation:

On November 22, 2004, inVentiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by inVentiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $3.5 million was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2006. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at June 30, 2006 was approximately $2.7 million and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2006.

15.  Income Taxes

In June 2006, inVentiv recorded a tax benefit of approximately $9.1 million relating to net operating losses of a previously-divested unit. The Company’s management has determined that it is probable that this deferred tax asset will be utilized, thus reducing the valuation allowance during the second quarter of 2006 accordingly. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.0% for the six-month period ended June 30, 2006. In March 2005, inVentiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required; excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 39.8% for the six-month period ended June 30, 2005. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

16.  Stockholders’ Equity

The following table describes the 2006 activity in the Company’s Stockholders’ Equity accounts for the six months ended June 30, 2006:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Deferred Compen- Sation	Compre-hensive Income	Accumulated Other Comprehen-sive Income (Losses)	Total
Balance at December 31, 2005	$28	$233,441	$23,092	$(3,563)		$221	$253,219
Net income			31,227		$31,227		31,227
Foreign currency translation Adjustment					714	714	714
					31,941
Reclassification of unvested restricted shares to additional paid-in capital		(3,563)		3,563			--
Vesting of restricted shares		1,222					1,222
Withhold shares for taxes		(85)					(85)
Tax benefit from exercise of employee stock options and vesting of restricted stock		4,409					4,409
Consultant compensation		399					399
Exercise of stock options		2,778					2,778
Stock option expense		2,114					2,114
Issuance of shares in connection with acquisitions	1	27,176					27,177
Cash distribution TSP			(552)				(552)
Balance at June 30, 2006	$29	$267,891	$53,767	$--		$935	$322,622

17. Discontinued Operations:

For the six months ended June 30, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $1.2 million and $1.6 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit.

18. Related Parties:

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

19. Segment Information:

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

In August 2005, the Company acquired PRS, which is reported in the inVentiv Commercial segment from the date of its acquisition. In October 2005, the Company acquired inChord, which created the operating segment, inVentiv Communications, from the date of its acquisition. In February 2006, the Company acquired Adheris, which is reported in the inVentiv Communications segment from the date of its acquisition. In April 2006, the Company acquired Synergos, which is reported in the inVentiv Clinical segment from the date of its acquisition and JSAI, which is reported in the inVentiv Communications segment from the date of its acquisition.

Segment information for the three-months ended June 30, 2006 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$38,541	$64,898	$80,955	$--	$184,394
Less: Intersegment revenues	(122)	(363)	(930)	--	(1,415)
Reported Revenues	$38,419	$64,535	$80,025	$--	$182,979
Depreciation and amortization	415	1,466	3,469	22	5,372
Interest expense	--	8	415	1,818	2,241
Interest income	10	155	--	197	362
Segment income (loss) (1)	$3,597	$8,797	$10,245	$(4,337)	$18,302

Segment information for the three-months ended June 30, 2005 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$27,757	$--	$104,224	$--	$131,981
Less: Intersegment revenues	--	--	(193)	--	(193)
Reported Revenues	$27,757	$--	$104,031	$--	$131,788
Depreciation and amortization	311	--	3,203	22	3,536
Interest expense	--	--	315	7	322
Interest income	6	--	33	214	253
Segment income (loss) (1)	$2,153	$--	$14,620	$(1,770)	$15,003

Segment information for the six-months ended June 30, 2006 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$71,011	$117,476	$170,759	$--	$359,246
Less: Intersegment revenues	(156)	(489)	(1,945)	--	(2,590)
Reported Revenues	$70,855	$116,987	$168,814	$--	$356,656
Depreciation and amortization	729	2,321	7,101	43	10,194
Interest expense	--	19	814	3,065	3,898
Interest income	22	282	--	792	1,096
Segment income (loss) (1)	$4,923	$17,506	$21,359	$(7,526)	$36,262

Segment information for the six months ended June 30, 2005 is as follows (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$52,467	$--	$200,527	$--	$252,994
Less: Intersegment revenues	(8)	--	(340)	--	(348)
Reported Revenues	$52,459	$--	$200,187	$--	$252,646
Depreciation and amortization	621	--	8,446	43	9,110
Interest expense	--	--	603	107	710
Interest income	12	--	59	435	506
Segment income (loss) (1)	$4,107	$--	$27,063	$(3,556)	$27,614

(1)	Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments

(in thousands)	June 30, 2006	Dec. 31, 2005
Total Assets:
inVentiv Clinical	$100,436	$84,731
inVentiv Communications	349,178	248,986
inVentiv Commercial	153,142	171,468
Other	57,112	78,709
Total assets	$659,868	$583,894

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

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of these areas by providing our services on a flexible and cost-effective basis. We provide services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch. We have established expertise and leadership in providing the services our clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle. Our services assist our clients in developing, executing and monitoring strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

We currently serve our clients primarily through three business segments:

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

inVentiv Clinical was initially built through the acquisition of the Smith Hanley group of companies and HHI during the fourth quarter of 2004 and was augmented with the acquisition of Synergos in April 2006. inVentiv Communications was founded with the acquisition of inChord in October 2005 and also includes Adheris, which was acquired in February 2006, and JSAI, which was acquired in April 2006. inVentiv Commercial includes our outsourced sales and marketing teams, planning and analytics services and other services that we have operated since our inception and also includes Franklin Group, which was acquired in June of 2004 and PRS, which was acquired in August of 2005.

On June 14, 2006, we changed our name to inVentiv Health, Inc. as part of a re-branding initiative that began when we acquired inChord.

Acquisitions and Divestitures

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

Target	Type of Business	Location	Month Acquired
JSAI	Marketing and communications agency	Canada	April 2006
Synergos	Clinical trial management services	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Massachusetts	February 2006
inChord	Advertising and communications support	Ohio	October 2005
PRS	Regulatory compliance	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Maryland	November 2004
Smith Hanley	Contract research and clinical trial support	Connecticut	October 2004
Franklin	Patient support programs	New Jersey	June 2004

Our acquisition activity adds complexity to the analysis of period-to-period financial results and makes direct comparison of those financial results difficult. Our acquisitions are accounted for using purchase accounting and the financial results of the acquired businesses are included in our financial statements from their acquisitions dates. A prior year period that ended before an acquisition was completed, however, will not include the corresponding financial results of the acquired business.

Our financial statements for the second quarter and the first six months of 2006 include the financial results of inChord, PRS, Adheris, JSAI and Synergos. Each of those businesses was acquired after the completion of the corresponding 2005 fiscal periods.

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For the six months ended June 30, 2006 and 2005, we received approximately $0.1 million and $1.6 million, respectively, relating to the Germany-based contract sales organization.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (“SFAS 123 (R)”), Share-Based Payment, as more fully described below.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (R), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123 (R). In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123 (R) as of January 1, 2006.

inVentiv adopted SFAS 123 (R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six-month period ended June 30, 2006, inVentiv recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, inVentiv recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized using a ratable amortization method.

In the process of implementing FAS 123(R), during the fourth quarter of 2005, inVentiv analyzed certain key variables, such as expected volatility and expected term to determine an accurate estimate of these variables. As a result of this analysis, inVentiv determined that the expected volatility should be 45%, while the expected term should range from 5.5 to 6 years. During the three months ended June 30, 2005, the Company utilized an expected volatility of 84% and an expected term of 4 years. The variables used in early 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the six-month period ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, inVentiv considers voluntary termination behaviors as well as trends of actual option forfeitures.

Three-Months Ended June 30, 2006 Compared to Three-Months Ended June 30, 2005

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended June 30,
	2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$38,419	21.0%	$27,757	21.1%
inVentiv Communications	64,535	35.3%	--	--
inVentiv Commercial	80,025	43.7%	104,031	78.9%
Total revenues	182,979	100.0%	131,788	100.0%

Cost of services (2):
inVentiv Clinical	25,028	65.1%	18,154	65.4%
inVentiv Communications	40,469	62.7%	--	--
inVentiv Commercial	62,363	77.9%	81,607	78.4%
Total cost of services	127,860	69.9%	99,761	75.7%

Selling, general and administrative expenses	34,938	19.1%	16,955	12.9%

Total operating income	$20,181	11.0%	$15,072	11.4%
Interest expense	(2,241)	(1.2)%	(322)	(0.2)%
Interest income	362	0.2%	253	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	18,302	10.0%	15,003	11.4%
Income tax benefit (provision)	1,748	1.0%	(5,971)	(4.5)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	20,050	11.0%	9,032	6.9%
Minority interest in subsidiary	(352)	(0.2)%	--	--
Income from equity investments	166	0.1%	--	--
Income from continuing operations	19,864	10.9%	9,032	6.9%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,115	0.6%	1,463	1.1%
Income from discontinued operations	1,115	0.6%	1,463	1.1%

Net income	$20,979	11.5%	$10,495	8.0%

Earnings per share:
Continuing operations:
Basic	$0.68		$0.34
Diluted	$0.66		$0.32
Discontinued operations:
Basic	$0.04		$0.05
Diluted	$0.03		$0.06
Net earnings:
Basic	$0.72		$0.39
Diluted	$0.69		$0.38

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $51.2 million, or 38.8%, to $183.0 million during the second quarter of 2006, from $131.8 million during the second quarter of 2005.

inVentiv Clinical’s revenues were $38.4 million during the second quarter of 2006, an increase of $10.6 million compared to $27.8 million during the second quarter of 2005. inVentiv Clinical revenues accounted for 21.0% of total inVentiv revenues during the second quarter of 2006. Revenues in the clinical staffing division were higher in 2006 predominantly due to increased placement of temporary personnel. The acquisition of Synergos in April 2006 also contributed to revenues for the second quarter of 2006.

inVentiv Communications’ revenues were $64.5 million during the second quarter of 2006. inVentiv Communications revenues accounted for 35.3% of total inVentiv revenues during the second quarter of 2006. inVentiv Communications was established in October 2005 with the acquisition of inChord and also includes the operations of Adheris, which was acquired in February 2006, and JSAI, which was acquired in April 2006.

Revenues in our inVentiv Commercial segment were $80.0 million during the second quarter of 2006, a decrease of $24.0 million, or 23.1% from the $104.0 million during the second quarter of 2005. inVentiv Commerical revenues accounted for 43.7% of total inVentiv revenues for the second quarter of 2006. This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by additional revenue during 2006 from PRS, which was acquired in August 2005. The sales teams business is expected to resume its growth trajectory in the second half of the year with the addition of several new contract wins.

Cost of Services: Cost of services increased by approximately $28.1 million or 28.2%, to $127.9 million during the second quarter of 2006 from $99.8 million in the second quarter of 2005. Cost of services as a percentage of revenues decreased to 69.9% during the second quarter of 2006 from 75.7% during the second quarter of 2005. In addition to increases in variable costs associated with increased revenues, cost of services includes $0.6 million of share-based compensation expense not recorded in prior years.  On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123R"), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting FAS 123 (R), inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies.

inVentiv Clinical’s cost of services increased by approximately $6.8 million, or 37.9%, to $25.0 million during the second quarter of 2006 from $18.2 million during the second quarter of 2005. Cost of services as a percentage of revenues slightly decreased from 65.4% during the second quarter of 2005 to 65.1% during the same period in 2006.

inVentiv Communications, which was established in October 2005 and contributed approximately $40.5 million to cost of sales during the second quarter of 2006. Cost of sales was 62.7% of this segment’s revenues.

Cost of services at inVentiv Commercial decreased by approximately $19.2 million, or 23.6%, to $62.4 million in the second quarter of 2006 from $81.6 million in the second quarter of 2005, mainly due to the decrease in revenues. Cost of services was 77.9% of inVentiv Commercial revenues during the second quarter of 2006, compared to 78.4% during the second quarter of 2005. The decrease of cost of services as a percentage of revenue in 2006 as compared to 2005 was attributable to a shift toward higher-margin businesses.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased by approximately $17.9 million, or 106.1%, to $34.9 million during the second quarter of 2006 from $17.0 million during the second quarter of 2005. This increase was primarily due to SG&A expenses at inVentiv Communications, which was acquired in October 2005; increased compensation levels in 2006 versus 2005; and $1.1 million of share-based compensation expense, for which there was no corresponding expense during 2005.

SG&A expenses at inVentiv Clinical were approximately $9.8 million during the second quarter of 2006, compared to $7.5 million during the second quarter of 2005. Additional staffing was required as the division has grown over the past year.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, were approximately $15.4 million during the second quarter of 2006.

SG&A expenses at inVentiv Commercial decreased by approximately $0.5 million, or 6.9%, to $7.0 million during the second quarter of 2006 from $7.5 million during the second quarter of 2005. This decrease was attributable to ongoing cost savings measures implemented by management to align our support and infrastructure with the current level of operations and was partially offset by expenses related to PRS, for which there were no corresponding expenses during the second quarter of 2005 since the acquisition did not occur until August 2005.

Other SG&A was approximately $2.7 million for the second quarter of 2006, an increase of approximately $0.7 million or 36.5% from $2.0 million during the second quarter of 2005. The increase was mainly related to increases in stock-based compensation expense that was required to be accounted for beginning in 2006, additional staff hired in internal audit and higher compensation than in the previous year.

Provision for Income Taxes: In June 2006, inVentiv recorded a tax benefit of approximately $9.1 million relating to net operating losses of a previously-divested unit. Management has determined that it is probable that this deferred tax asset will be utilized and has reduced the valuation allowance during the second quarter of 2006 accordingly. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.0% for the three-month period ended June 30, 2006. For the three months ended June 30, 2005, inVentiv used an effective tax rate of 39.8%. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Discontinued Operations: Earnings from discontinued operations, net of taxes, were approximately $1.1 million and $1.5 million for the second quarter of 2006 and the second quarter of 2005, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit.

Net Income and Earnings Per Share: inVentiv’s net income increased by approximately $10.5 million to $21.0 million during the second quarter of 2006 from net income of $10.5 million during the second quarter of 2005.  Diluted earnings per share increased to $0.69 per share during the second quarter of 2006 from $0.38 per share during the second quarter of 2005.  Operating results were higher due to improved results in inVentiv Clinical, new acquisitions, and a one-time tax benefit, offset by stock-based compensation expense recorded as a result of adopting FAS 123R.

Six-Months Ended June 30, 2006 Compared to Six-Months Ended June 30, 2005

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Six-Months Ended June 30,
	2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$70,855	19.9%	$52,459	20.8%
inVentiv Communications	116,987	32.8%	--	--
inVentiv Commercial	168,814	47.3%	200,187	79.2%
Total revenues	356,656	100.0%	252,646	100.0%

Cost of services (2):
inVentiv Clinical	47,872	67.6%	34,278	65.3%
inVentiv Communications	72,635	62.1%	--	--
inVentiv Commercial	132,160	78.3%	159,195	79.5%
Total cost of services	252,667	70.8%	193,473	76.6%

Selling, general and administrative expenses	64,925	18.2%	31,355	12.4%

Total operating income	$39,064	11.0%	$27,818	11.0%
Interest expense	(3,898)	(1.1)%	(710)	(0.3)%
Interest income	1,096	0.3%	506	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and loss from equity investments	36,262	10.2%	27,614	10.9%
Income tax provision	(5,436)	(1.5)%	(9,390)	(3.7)%
Income from continuing operations before minority interest in income of subsidiary and loss from equity investments	30,826	8.7%	18,224	7.2%
Minority interest in subsidiary	(676)	(0.2)%	--	--
Loss from equity investments	(144)	--	--	--
Income from continuing operations	30,006	8.5%	18,224	7.2%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,221	0.3%	1,562	0.6%
Income from discontinued operations	1,221	0.3%	1,562	0.6%

Net income	$31,227	8.8%	$19,786	7.8%

Earnings per share:
Continuing operations:
Basic	$1.05		$0.69
Diluted	$1.01		$0.66
Discontinued operations:
Basic	$0.04		$0.06
Diluted	$0.04		$0.05
Net earnings:
Basic	$1.09		$0.75
Diluted	$1.05		$0.71

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $104.1 million, or 41.2%, to $356.7 million in the six-month period ended June 30, 2006, from $252.6 million in the six-months ended June 30, 2005.

inVentiv Clinical’s revenues were $70.9 million during the six months ended June 30, 2006, an increase of $18.4 million compared to $52.5 million during the six-months ended June 30, 2005. Revenues in the clinical staffing division were higher in 2006 predominantly due to increased placement of temporary personnel. The clinical staffing division also typically experiences a decrease in personnel during the first quarter of a year as clients may decide not to continue to employ these temporary personnel. This “falloff” was less significant in 2006 than 2005. Finally, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

inVentiv Communications was acquired in October 2005 and contributed approximately $117.0 million of revenues during the six-months ended June 30, 2006. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Revenues in our inVentiv Commercial business were $168.8 million, a decrease of $31.4 million or 15.7% from the $200.2 million in the same period in 2005. This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by additional revenue during 2006 from PRS, which was acquired in August 2005. The sales teams business is expected to resume its growth trajectory in the second half of the year with the addition of several new contract wins.

Cost of Services: Cost of services increased by approximately $59.2 million or 30.6%, to $252.7 million for the six-months ended June 30, 2006 from $193.5 million in the six-months ended June 30, 2005. Cost of services decreased as a percentage of revenues to 70.8% from 76.6% in the six-months ended June 30, 2006 and 2005, respectively. Overall cost of services increased due to increased revenue over the same period; in addition, cost of services increased partially due to $1.2 million of share-based compensation expense not recorded in prior years. On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (FAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting FAS 123 (R), inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies.

inVentiv Clinical’s cost of services increased by approximately $13.6 million, or 39.7%, to $47.9 million during the six months ended June 30, 2006 from $34.3 million during the six-months ended June 30, 2005. Cost of services as a percentage of revenues increased from 65.3% during the six-months ended June 30, 2005 to 67.6% during the same period in 2006.

inVentiv Communications was acquired in October 2005 and incurred approximately $72.6 million of cost of sales during the six months ended June 30, 2006. Cost of sales was 62.1% of this segment’s revenues. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Cost of services at inVentiv Commercial decreased by approximately $27.0 million, or 17.0%, to $132.2 million in the six months ended June 30, 2006 from $159.2 million in the six months ended June 30, 2005, mainly due to the decrease in revenues. Cost of services was 78.3% of inVentiv Commercial revenue in the six months ended June 30, 2006, compared to 79.5% in the six months ended June 30, 2005. The decrease of cost of services as a percentage of revenue in 2006 as compared to 2005 was attributable to a shift toward higher-margin businesses.

Selling, General and Administrative Expenses: SG&A expenses increased by approximately $33.5 million, or 107.1%, to $64.9 million from $31.4 million in the six months ended June 30, 2006 and 2005, respectively. This increase was primarily due to SG&A expenses at inVentiv Communications, which was acquired in October 2005; increased compensation levels in 2006 versus 2005; and $2.1 million of share-based compensation expense, which was new in 2006, as described above in the cost of services section.

SG&A expenses at inVentiv Clinical was approximately $18.1 million in the first half of 2006, compared to $14.1 million during the first half of 2005. Additional staffing requirements were required as the division has grown over the past year.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, was approximately $27.1 million in the first half of 2006.

SG&A expenses at inVentiv Commercial increased by approximately $1.1 million, or 8.2%, to $14.5 million in the six months ended June 30, 2006 from $13.4 million incurred in the six months ended June 30, 2005. This increase was attributable to expenses related to PRS that were not included in the first half of 2005 since the acquisition did not occur until August 2005, offset by ongoing cost savings measures implemented by management to align our support and infrastructure with the current level of operations.

Other SG&A was approximately $5.3 million for the six-months ended June 30, 2006, an increase of approximately $1.4 million or 35.3% from $3.9 million for the six-months ended June 30, 2005. The increase was mainly related to increases in stock-based compensation expense in 2006, additional staff hired in internal audit and higher compensation from the previous year.

Provision for Income Taxes: In June 2006, inVentiv recorded a tax benefit of approximately $9.1 million relating to net operating losses of a previously-divested unit. The Company’s management has determined that it is probable that this deferred tax asset will be utilized, thus reducing the valuation allowance during the second quarter of 2006 accordingly. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.0% for the six-month period ended June 30, 2006. In March 2005, inVentiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required; excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 39.8% for the six-month period ended June 30, 2005. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Discontinued Operations: For the six months ended June 30, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $1.2 million and $1.6 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit.

Net Income and Earnings Per Share: inVentiv’s net income increased by approximately $11.4 million to $31.2 million, from net income of $19.8 million in the six months ended June 30, 2006 and 2005, respectively. Diluted earnings per share increased to earnings of $1.05 per share for the six-month period ended June 30, 2006 from earnings of $0.71 per share for the six-month period ended June 30, 2005.  Operating results were higher due to increased results in inVentiv Clinical, new acquisitions, and a one-time tax benefit, offset by stock-based compensation expense recorded as a result of adopting FAS 123R.

Liquidity and Capital Resources

At June 30, 2006, inVentiv had $50.4 million of unrestricted cash and equivalents, a decrease of $22.7 million from December 31, 2005. For the six-months ended June 30, 2005 compared to June 30, 2006, cash provided by operations increased by $37.0 million from $2.8 million to $39.8 million. Cash used in investing activities increased from $9.7 million to $61.7 million for the six-months ended June 30, 2005 and 2006, respectively. Cash used in financing activities decreased from $3.0 million to $1.5 million over the same comparative periods.

Cash provided by operations was $39.8 million during the six-months ended June 30, 2006, while cash provided by operations was $2.8 million in the six-months ended June 30, 2005. This increase was, in large part, due to the collection of certain payments due under various contracts. The accounts receivable and unbilled services balances decreased by approximately $4.5 million during the first half of 2006, versus an increase of approximately $25.6 million during the first half of 2005, both net of acquired balances from acquisitions. This was mainly due to the timing of collection of certain receivables during the first half of 2006.

Cash used in investing activities was $61.7 million for the six-months ended June 30, 2006 compared to $9.7 million used during the same period in 2005. During the six months ended June 30, 2006, the Company paid approximately $50.4 million of cash, net of cash acquired, for the acquisitions of Adheris, JSAI and Synergos. In addition, the Company paid approximately $3.1 million more in the cash portion of earnout contingency payments during the first half of 2006 then during the first half of 2005, mainly due to the additional earnout payments for the businesses acquired during 2005.

Cash used in financing activities was $1.5 million and $3.0 million, respectively, for the first half of 2006 and 2005. During the first half of 2006, inVentiv adopted FAS 123 R, resulting in a financing inflow and corresponding operating outflow of $4.0 million. This financing inflow was partially offset by repayment of debt under the new credit facility established in October 2005, as more fully described below, and lower proceeds from the exercise of stock options during the first half of 2006 versus the same period in 2005.

The acquisition agreements entered into in connection with inVentiv’s 2004, 2005 and 2006 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. As of June 30, 2006, the Company complied with the requirements of the credit facility. The key features of this credit facility are as follows:

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

Contractual Obligations

During 2006, we acquired Synergos for approximately $5.8 million in cash and stock, JSAI for approximately $8.6 million in cash and stock and Adheris for approximately $67.0 million in cash and stock (in each case excluding direct acquisition costs and post-closing adjustments). Pursuant to the related acquisition agreements, we will be obligated to make certain earnout payments, which may be material, contingent on the financial performance of the acquired businesses during 2006 and in subsequent years, as described more fully in footnote 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

With the foregoing exceptions, there have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the convenants and terms of our credity facility and to access sufficient capital to fund our operations;

•	the actual impact of the adoption of certain accounting standards; and

•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing.

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At June 30, 2006, inVentiv had $173.7 million debt outstanding under its term loan and $3.6 million outstanding with respect to letters of credit under its revolving credit facility. See Liquidity and Capital Resources section for further detail on inVentiv’s credit agreement. inVentiv will incur variable interest expense with respect to its outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at June 30, 2006, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, the Company entered into a three-year interest rate swap arrangement for $175 million to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

For the six months ended June 30, 2006, the Company did not qualify for hedge accounting and recorded a $2.8 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $2.8 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet; to date, this asset totals $3.1 million on the June 30, 2006 Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Foreign Currency Exchange Rate Exposure

inVentiv is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to our financial statements. At June 30, 2006, the accumulated other comprehensive earnings was approximately $0.9 million.

ITEM 4. Controls and Procedures

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2006. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Recent Sales of Unregistered Securities

On June 2006, we issued 63,750 shares of common stock pursuant to the earnout provision in the stock purchase agreement relating to our acquisition of the outstanding capital stock of inChord Communications, Inc. These shares were issued in reliance on Section 4(2) of the Securities Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 14, 2006, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of eight directors to the Board of Directors for a term of one year, expiring at the 2007 Annual Meeting:

	For	Withheld
Eran Broshy	23,648,739	2,378,229
A. Clayton Perfall	24,962,279	1,064,689
Donald Conklin	24,201,396	1,825,032
John R. Harris	25,232,251	794,717
Per G.H. Lofberg	25,228,009	798,959
Mark E. Jennings	25,232,254	794,714
Terrell G. Herring	23,530,014	2,496,954
R. Blane Walter	23,529,452	2,497,516

(ii) the amendment of the Company’s Certificate of Incorporation changing the name of the Company to inVentiv Health, Inc:

	For	Withheld	Abstain	Unvoted
inVentiv Health, Inc. name change	25,951,085	61,866	14,016	--

(iii) the approval of the Company’s 2006 Long-Term Incentive Plan;

	For	Withheld	Abstain	Unvoted
2006 Long-Term incentive plan approval	16,851,781	4,078,170	84,535	5,012,482

(iv) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2006:

	For	Withheld	Abstain	Unvoted
Deloitte & Touche LLP ratification	25,986,453	27,367	13,148	--

ITEM 6. Exhibits

Exhibits
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certain portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: August 9, 2006	By:	/s/ John R. Emery
John R. Emery
Title Chief Financial Officer (Principal financial officer and duly authorized signatory)