Form 10-Q
period 2006-09-30
INVENTIV HEALTH INC
filed 2006-11-08
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, there were 29,683,275 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2006
and December 31, 2005 (unaudited)

Condensed Consolidated Income Statements for the three and nine-months ended September 30, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 3. Unregistered Sales of Equity Securities and use of Proceeds

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and equivalents	$67,081	$73,102
Restricted cash	344	3,878
Accounts receivable, net of allowances for doubtful accounts of $2,827
and $3,979 at September 30, 2006 and December 31, 2005, respectively	103,759	112,782
Unbilled services	65,812	41,206
Prepaid expenses and other current assets	9,496	5,737
Current deferred tax assets	6,695	4,029
Total current assets	253,187	240,734
Property and equipment, net	37,760	36,637
Equity investments	5,049	5,183
Goodwill	207,294	173,777
Other intangibles, net	150,637	117,606
Deferred tax assets	9,972	3,428
Deposits and other assets	13,409	6,529
Total assets	$677,308	$583,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$9,934	$10,859
Current portion of long-term debt	1,750	1,750
Accrued payroll, accounts payable and accrued expenses	69,051	77,816
Current income tax liabilities	15,526	7,359
Client advances and unearned revenue	47,937	29,393
Total current liabilities	144,198	127,177
Capital lease obligations, net of current portion	16,390	17,695
Long-term debt	163,250	172,813
Other non-current liabilities	14,488	12,994
Total liabilities	$338,326	$330,679

Commitments and contingencies

Minority Interest	91	(4)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
and outstanding at September 30, 2006 and December 31, 2005, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 29,644,433 and
27,862,436 shares issued and outstanding at September 30, 2006 and
December 31, 2005, respectively	$30	$28
Additional paid-in-capital	275,403	233,441
Deferred compensation	--	(3,563)
Accumulated other comprehensive (losses) earnings	(1,104)	221
Accumulated earnings	64,562	23,092
Total stockholders' equity	338,891	253,219
Total liabilities and stockholders' equity	$677,308	$583,894
The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$163,682	$110,276	$461,359	$327,562
Reimbursed out-of-pockets	34,098	18,083	93,077	53,443
Total revenues	197,780	128,359	554,436	381,005

Operating expenses:
Cost of services	106,610	79,638	299,672	237,908
Reimbursable out-of-pocket expenses	34,798	18,126	94,404	53,328
Selling, general and administrative expenses	35,884	16,726	100,809	48,082
Total operating expenses	177,292	114,490	494,885	339,318

Operating income	20,488	13,869	59,551	41,687
Interest expense	(3,854)	(332)	(7,752)	(1,042)
Interest income	683	335	1,780	841
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	17,317	13,872	53,579	41,486
Income tax (provision) benefit	(7,169)	1,161	(12,605)	(8,229)
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	10,148	15,033	40,974	33,257
Minority interest in income of subsidiary	(230)	--	(905)	--
Income from equity investments	277	--	133	--
Income from continuing operations	10,195	15,033	40,202	33,257

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	49	78	1,268	1,640
Net income from discontinued operations	49	78	1,268	1,640

Net income	$10,244	$15,111	$41,470	$34,897

Earnings per share (see Note 6):
Continuing operations:
Basic	$0.35	$0.56	$1.39	$1.25
Diluted	$0.34	$0.53	$1.34	$1.19
Discontinued operations:
Basic	$0.00	$0.00	$0.04	$0.06
Diluted	$0.00	$0.01	$0.04	$0.06
Net income:
Basic	$0.35	$0.56	$1.43	$1.31
Diluted	$0.34	$0.54	$1.38	$1.25
Weighted average common shares outstanding:
Basic	29,411	26,943	28,937	26,604
Diluted	30,359	28,132	29,959	27,890

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For Nine-Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$40,202	$33,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,185	12,720
Amortization	4,187	988
Income from equity investments	(133)	--
Minority interest in income of subsidiary	905	--
Fair market value adjustment on derivative financial instrument	(2,359)	--
Deferred taxes	(9,210)	(7,281)
Stock compensation expense	5,578	399
Tax benefit from stock option exercises and vesting of restricted shares	8,206	8,463

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	21,087	(19,738)
Unbilled services	(22,759)	1,395
Prepaid expenses and other current assets	(1,722)	(1,093)
Accrued payroll, accounts payable and accrued expenses	2,970	(2,471)
Current income tax liabilities	7,782	2,195
Client advances and unearned revenue	5,569	(3,082)
Excess tax benefits from stock based compensation	(7,608)	--
Other	(2,563)	2,253
Net cash provided by continuing operations	61,317	28,005
Net cash (used in) provided by discontinued operations	(15)	28
Net cash provided by operating activities	61,302	28,033

Cash flows from investing activities:
Restricted cash balances	3,534	(1,350)
Investment in cash value of life insurance policies	(2,758)	(1,370)
Cash paid for acquisitions, net of cash acquired	(50,440)	(10,547)
Acquisition earn-out payments	(8,267)	(5,181)
Equity investments	267	--
Purchases of property and equipment	(5,398)	(4,025)
Proceeds from manufacturers rebates on leased vehicles	285	2
Net cash used in continuing operations	(62,777)	(22,471)
Net cash provided by discontinued operations	1,283	1,612
Net cash used in investing activities	(61,494)	(20,859)

Cash flows from financing activities:
Repayments on credit agreement	(9,563)	--
Repayments on capital lease obligations	(8,678)	(10,721)
Withholding shares for taxes	(104)	--
Proceeds from exercise of stock options	4,656	4,856
Excess tax benefits from stock-based compensation	7,608	--
Net cash used in continuing operations	(6,081)	(5,865)
Net cash provided by discontinued operations	--	--
Net cash used in financing activities	(6,081)	(5,865)

Effect of exchange rate changes	252	(64)

Net change in cash and equivalents	(6,021)	1,245
Cash and equivalents, beginning of period	73,102	50,809
Cash and equivalents, end of period	$67,081	$52,054

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,595	$1,051
Cash paid for income taxes	$5,781	$4,865
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$12,576	$7,895
Stock issuance related to acquisitions	$27,177	$7,360
The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health, Inc.) is a leading provider of value-added services to the pharmaceutical and life sciences industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis. The Company provides services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

The Company’s service offerings reflect the changing needs of its clients as their products move through the late-stage development and regulatory approval processes and into product launch. The Company has established expertise and leadership in providing the services its clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle.

On June 14, 2006, the Company changed its name to inVentiv Health, Inc. as part of a re-branding initiative that began when the Company acquired inChord Communications, Inc. ("inChord"), a healthcare marketing and communications company, in October 2005.

Business Segments

The Company currently serves our clients primarily through three business segments, which correspond to its reporting segments for 2006:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus) and HHI Clinical & Statistical Research Services (“HHI”), which the Company acquired during the fourth quarter of 2004, and Synergos, LLP ("Synergos"), a clinical services provider with expertise in clinical trial management services, which the Company acquired in the second quarter of 2006.

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education. This segment includes inChord, Adheris, Inc. ("Adheris"), a patient compliance and persistence communications company, which the Company acquired in the first quarter of 2006, and Jeffrey Simbrow Associates ("JSAI"), a leading healthcare marketing and communications agency, which the Company acquired in the second quarter of 2006, as more fully discussed below.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated financial position, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated financial position as of September 30, 2006 and December 31, 2005, the condensed consolidated income statements of the Company for the three and nine-months ended September 30, 2006 and 2005 and the condensed consolidated cash flows for the nine-months ended September 30, 2006 and 2005. In 2006, the Company changed its presentation of reimbursable expenses accounted for in accordance with Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred to separately present such amounts as a component of total revenues and total operating expenses. Operating results for the three and nine-months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 16, 2006.

The condensed consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inChord. As discussed above, the Company’s continuing operations consist primarily of three business segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. All significant intercompany transactions have been eliminated in consolidation.

As a result of the acquisition of inChord, the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products located in Germany. Both of these investments are accounted for using the equity method of accounting.

In December 2005, the Company entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services.

3. Recently Issued Accounting Standards:

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. As of the date of this report, the Company does not believe that the adoption of SAB No. 108 will have a material impact on our consolidated results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company has not yet determined the impact SFAS 157 will have on its consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact FIN 48 will have on its consolidated results of operations or financial position.

On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on the Company’s condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s condensed consolidated balance sheets, condensed consolidated income statements or condensed consolidated statements of cash flows.

4. Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141, Business Combinations, ("SFAS No. 141") and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisitions dates. If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is still disclosed in this footnote. Earn-out payments from acquisitions are generally accrued during the fourth quarter of every year when the divisional results are finalized and paid in the subsequent year, as more fully described below.

In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”) for approximately $7.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry. The Company will be obligated to make certain earn-out payments, which may be material, contingent on MedConference's performance measurements during 2006 through 2008. MedConference's financial results were not included in the condensed consolidated financial statements since the acquisition was completed after September 30, 2006. Med Conference is expected to be included in the inVentiv Commercial segment.

In November 2006, the Company completed the acquisition of the net assets of ASERT LLC and Dialog Coach LLC (collectively, “ASERT”) for approximately $5.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. ASERT, based in Coopersburg, PA, is an education and training company focused on customized solutions in specialty markets and building training and educational programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on ASERT's performance measurements during 2006 through 2008. ASERT’s financial results were not included in the condensed consolidated financial statements since the acquisition was completed after September 30, 2006. ASERT is expected to be included in the inVentiv Commercial segment.

In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs; the Company acquired approximately $0.7 million of net tangible assets in the transaction. Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition.

In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition.

In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs; the Company acquired approximately $10.1 million of net tangible assets in the transaction. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition.

In October 2005, the Company acquired all of the outstanding capital stock of inChord for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs; the Company acquired approximately $23.6 million of net tangible assets in the transaction. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 10. The Company acquired inChord to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inChord’s performance measurements from 2005 through 2007. inChord’s 2005 earnout of $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. The portion adjusted in the subsequent year mainly relate to the finalization of the earn-outs for the previous year, as allowed under the contract. The results of inChord have been reflected in the inVentiv Communications segment since the date of acquisition.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs); the Company acquired approximately $1.0 million of net tangible assets in the transaction. The Company will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and paid in April 2006. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs); the Company acquired approximately $0.8 million of net tangible assets in the transaction. The Company is obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

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

5. Employee Stock Compensation:

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R as of January 1, 2006.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
        On January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method, as permitted under SFAS 123R, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $2.2 million, of which $0.7 million was recorded in cost of services and $1.5 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended September 30, 2006 and $5.6 million, of which $1.9 million was recorded in cost of services and $3.7 million recorded as SG&A for the nine months ended September 30, 2006. The incremental stock-based compensation expense caused income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.2 million and $5.6 million for the three months and nine months ended September 30, 2006, respectively, net income to decrease by $1.3 million and $3.3 million for the three months and nine months ended September 30, 2006, respectively, and basic and diluted earnings per share to decrease by $0.04 per share and $0.11 per share for the three months and nine months ended September 30, 2006, respectively. Cash provided by operating activities decreased and cash provided by financing activities increased by $7.6 million related to excess tax benefits from the exercise of stock-based awards.

On November 10, 2005, the FASB issued FASB Staff Position No. 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company applied Accounting Principles Board No. 25 (“APB 25”) to account for its stock-based awards. Under ABP 25, the Company only recorded stock-based compensation expense for restricted stock units. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, forfeitures of awards were recognized as they occurred. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes as required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures.

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded in the third quarter and year ended September 30, 2005 based on the fair value method under SFAS 123:

(in thousands, except per share data)	Three-Months Ended September 30, 2005	Nine-Months Ended September 30, 2005

Net income attributable to common shareholders, as reported	$15,111	$34,897
Add: total stock-based compensation expense included in reported net income attributable to common shareholders, net of tax	140	239
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(647)	(2,967)
Pro forma net earnings	$14,604	$32,169
As reported: Basic	$0.56	$1.31
As reported: Diluted	$0.54	$1.25
Pro forma: Basic	$0.54	$1.21
Pro forma: Diluted	$0.52	$1.15

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006(1)	2005 (1)	2006	2005
Expected life of option	5.5-6 yrs	4 yrs	5.5-6 yrs	4 yrs
Risk-free interest rate	--(1)	--(1)	4.90%	4.13%
Expected volatility	45%	82%	45%	84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

(1) In the third quarter of 2006 and 2005, no options were granted by the Company, hence, the interest rate was not applicable.

During the fourth quarter of 2005, management analyzed its expected volatility and expected life of stock options and concluded that the current expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. During the three months and nine months ended September 30, 2005, the Company utilized an expected volatility of 82% and 84%, respectively, and an expected term of 4 years for both periods in its calculation of stock compensation expense, which was disclosed in its condensed consolidated financial statement footnotes. The variables used in the first nine months of 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

Stock Incentive Plan and Award Activity

As of June 14, 2006, the Company’s 2006 Stock Incentive Plan (“Stock Plan”) authorizes it to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of the Company’s common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 9.1 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

The following table summarizes activity under the Company’s equity incentive plans for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,971	$10.47
Granted and assumed	331	$25.89
Exercised	(791)	$5.89
Forfeited/expired/cancelled	(108)	$13.45
Outstanding at September 30, 2006	2,403	$13.96	7.45	$43,423
Options exercisable at September 30, 2006	945	$10.56	6.58	$20,294

The weighted-average grant-date fair value of stock options granted during the three-months ended September 30, 2006 and 2005 were not applicable as no stock options were granted in both periods and during the nine-months ended September 30, 2006 and 2005 were $13.02 and $14.13 per share. The total intrinsic value of options exercised during the three-months ended September 30, 2006 and 2005 was $1.9 million and $1.4 million, respectively, and in addition, during the nine-months ended September 30, 2006 and 2005 were $4.7 million and $4.9 million. As of September 30, 2006, there was approximately $10.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.6 years.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9.0 million and $2.2 million for the three months ended September 30, 2006 and 2005, respectively, and during the nine-months ended September 30, 2006 and 2005 were $19.1 million and $20.1 million, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.19	To	$1.48	6,750	$1.32	6.06	500	$1.48
$1.66	To	$1.66	344,537	$1.66	6.20	98,475	$1.66
$1.72	To	$7.94	264,087	$4.43	5.65	246,687	$4.57
$8.06	To	$9.15	244,749	$8.30	5.47	139,625	$8.17
$10.30	To	$15.48	57,176	$13.25	7.51	16,828	$13.24
$15.96	To	$15.96	420,000	$15.96	7.98	320,000	$15.96
$16.86	To	$16.89	245,000	$16.88	7.97	37,500	$16.86
$17.25	To	$17.75	351,313	$17.48	7.95	73,459	$17.67
$18.20	To	$26.76	289,124	$24.90	9.06	12,250	$23.73
$26.77	To	$26.77	180,000	$26.77	9.70	--	$--
			2,402,736			945,324

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plans as of and during the nine months ended September 30, 2006 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	208	$20.31
Granted	367	$25.90
Released	(37)	$18.70
Forfeited	(19)	$24.24
Nonvested at September 30, 2006	519	$24.22

As of September 30, 2006, there was approximately $9.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.5 years. The total fair value of shares vested during the three and nine-months ended September 30, 2006 were $0.1 million and $1.4 million, respectively. During the three and nine-months ended September 30, 2005 the amounts were negligible.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$10,195	$15,033	$40,202	$33,257
Weighted average number of common shares outstanding	29,411	26,943	28,937	26,604
Basic EPS from continuing operations	$0.35	$0.56	$1.39	$1.25

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$10,195	$15,033	$40,202	$33,257

Weighted average number of common shares outstanding	29,411	26,943	28,937	26,604
Stock options (1)	837	1,155	916	1,269
Restricted stock awards (2)	111	34	106	17
Total diluted common shares outstanding	30,359	28,132	29,959	27,890

Diluted EPS from continuing operations	$0.34	$0.53	$1.34	$1.19

(1) For the three and nine months ended September 30, 2006, 456,584 shares and 333,905 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2005, 59,332 shares and 64,310 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three and nine months ended September 30, 2006, 1,196 shares and 8,057 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2005, 734 shares and 893 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

7. Significant Clients:

    During the nine-months ended September 30, 2006, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments. For the nine-months ended September 30, 2005, three clients accounted for approximately 16%, 12% and 10%, individually, of the Company's total revenues across our inVentiv Clinical and inVentiv Commercial segments.

8.  Restricted Cash:

Restricted cash balances as of September 30, 2006 and December 31, 2005 were $0.3 million and $3.9 million, respectively. During the first two quarters of 2006, except as described in the following paragraph, the Company replaced most of its existing letters of credit with letters of credit under UBS AG Stamford Branch. These letters of credit were previously cash collateralized for various obligations and represented cash restricted from use for general purposes as of December 31, 2005. The new letters of credit are no longer fully cash collateralized and do not represent restricted cash.

In June 2005, the Company pledged approximately $0.3 million of cash as collateral on an outstanding standby letter of credit to support the security deposit relating to the New York office rental for the inVentiv Clinical segment. The beneficiary has not drawn on this letter of credit. As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified accordingly in the Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL SERVICES

9. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2006	Acquisitions	Contingent(1) Consideration	Other	September 30, 2006
inVentiv Clinical	$45,427	$3,240	$1,004	$--	$49,671
inVentiv Communications	87,538	34,183	134	(5,000(2))	116,855
inVentiv Commercial	40,812	--	(44)	--	40,768
Total	$173,777	$37,423	$1,094	$(5,000)	$207,294

(1)	The contingent consideration represents adjustments relating to the finalization of the 2005 earnouts (see Note 4 for further details).
(2)
The $5.0 million reduction of goodwill relates to amounts previously recorded as a liability of inChord prior to the acquisition by inVentiv. Prior to the acquisition, historical management of inChord recorded a liability of $7.5 million related to a special bonus arrangement more fully discussed in Note 13. Certain provisions in the asset purchase agreement of inChord obligate the former sellers to reimburse the Company for the first $5 million of the payment of the special bonus. As such, the amount has been adjusted to reclassify $5 million from Goodwill and Other Intangible Assets to Deposits and Other Assets in the Condensed Consolidated Balance Sheet as of September 30, 2006.

Other intangible assets consist of the following:

	September 30, 2006			December 31, 2005
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$57,642	$(5,848)	$51,794	$37,787	$(2,098)	$35,689
Noncompete agreement	1,644	(392)	1,252	690	(103)	587
Tradenames subject to amortization	1,139	(94)	1,045	--	--	--
Other	530	(244)	286	260	(190)	70
Total definite-life intangibles	60,955	(6,578)	54,377	38,737	(2,391)	36,346
Tradenames not subject to amortization (1)	96,260	--	96,260	81,260	--	81,260
Total other intangibles (2)	$157,215	$(6,578)	$150,637	$119,997	$(2,391)	$117,606

(1)
These indefinite-life tradenames arose primarily from the acquisitions of Franklin, Smith Hanley, inChord and Adheris, where the brand names of the entities acquired are very strong and longstanding. These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year, as mentioned at the end of this note.

(2)	The $37.2 million increase in total gross other intangibles arises from the acquisitions of Adheris, JSAI and Synergos.

The 2004, 2005 and 2006 business combinations discussed in footnote 4 above resulted in approximately $186.7 million of goodwill (all of which is expected to be deductible for tax purposes) and the following gross intangible assets:

Intangible asset	Amount (in thousands)		Weighted average amortization period
Tradename	$97,399		(1)
Customer relationships	57,642		11.2 years
Noncompete agreement	1,644		4.0 years
Technology	270		4.0 years
Total	$156,955	(2)

(1)	$1.1 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2006 acquisitions.

Amortization expense, based on intangibles subject to amortization held at September 30, 2006, is expected to be $1.6 million for the last three months of 2006, $6.3 million in 2007, $6.1 million in 2008, $5.6 million in 2009, $5.1 million in 2010, $5.0 million in 2011 and $24.7 million thereafter.

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

•
Amounts advanced under the credit agreement must be prepaid with a percentage, determined based on a leverage test set forth in the credit agreement, of Excess Cash Flow (as defined in the credit agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of the Company’s debt obligations or equity securities, subject to certain exceptions. The Company may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the credit agreement that are repaid or prepaid may not be reborrowed.

•
Interest on the loans accrue, at the Company’s election, at either (1) the Alternate Base Rate (which is the greater of UBS’s prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at the Company’s option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based on the type of loan and method of interest rate determination elected.

The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which the Company is required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. As of September 30, 2006, the Company complied with the requirements of the credit facility.

The three-month LIBOR base rate as of September 30, 2006 was 5.37%. As mentioned in footnote 12, the Company entered into a derivative financial instrument to hedge against this $175 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and are included as Deposits and Other Assets on the September 30, 2006 Condensed Consolidated Balance Sheet. These deferred financing costs are amortized as interest expense over the life of the loan. At September 30, 2006, the Company had approximately $165.0 million outstanding on the unsecured term loan. The aggregate annual scheduled principal payments for the next five years and thereafter related to the Company’s long-term debt at September 30, 2006 are summarized as follows:

(in thousands)
September 30, 2007	$1,750
September 30, 2008	1,750
September 30, 2009	1,750
September 30, 2010	1,750
September 30, 2011	124,690
Thereafter	33,310
$165,000

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

11. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital in nature based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $12.6 million (including rebates of $0.3 million) and $7.9 million during the nine-month periods ended September 30, 2006 and 2005, respectively. The Company also incurred net disposals of $6.7 million and $5.2 million during the nine-months ended September 30, 2006 and 2005, respectively.

12.  Derivative Financial Instrument:

Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

From October 2005 to July 2006, the Company did not qualify for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. From July 2006 to September 2006, the fair market value of the derivative asset decreased to approximately $1.0 million, resulting in a $1.9 million decrease in the derivative asset; approximately $1.6 million adjustment to Other Comprehensive Income; and $0.3 million of interest expense due to ineffectiveness.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (John Weld Jr. on behalf of himself and all other similarly situated v. CVS Pharmacy, Inc., Elensys Care Services, Inc. and Glaxo Wellcome, Inc. (Civil Action No. 98-0897F); and (Utility Consumer Action Network v. Albertson's Inc. (Case No. GIC 830069)).  With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

As described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the class in the Weld action was decertified and the case dismissed as to the class claims in February 2006 due to the class plaintiffs' failure to prosecute, subject to a 60-day stay to allow a new party and a new law firm to continue the class claims. In June 2006, in conjunction with an extension of this 60-day period, the Weld court entered orders recertifying the class, permitting the class claims to go forward and ultimately permitting one of the original named class plaintiffs to remain. In October 2006, the defendants initiated motions for summary judgment and for reconsideration of the court's recertification of the plaintiff class. The Company intends to defend this suit vigorously.  In the opinion of management and based on the advice of legal counsel, no matters outstanding as of September 30, 2006 are likely to have a material adverse effect on inVentiv consolidated results of operations or financial position.

Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing liability on inChord’s balance sheet relating to certain performance thresholds of inChord over a three-year period. The first $5.0 million of this obligation is to be paid by or for the account of the former shareholders of inChord; as such, this amount was recorded as a long-term receivable from the former shareholders as discussed in Note 9. The Company will continue to periodically monitor these performance thresholds, which may result in up to an additional $7.5 million of future expenses if and when it is probable that the additional thresholds will be met. As of September 30, 2006, the Company has not recorded any additional liability since the satisfaction of the additional performance thresholds has not occurred or been determined to be probable.

14. Deferred Compensation:

On November 22, 2004, inVentiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by inVentiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $3.7 million and $1.9 million was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005, respectively. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at September 30, 2006 and December 31, 2005 was approximately $3.6 million and $1.9 million, respectively, are currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006.

15.  Income Taxes

In June 2006, inVentiv recorded a tax benefit of approximately $9.1 million relating to net operating losses of a previously-divested unit. The Company’s management has determined that it is probable that this deferred tax asset will be utilized, thus reducing the valuation allowance during the second quarter of 2006 accordingly. Excluding this one-time tax benefit and $0.1 million in other adjustments, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.3% for the nine-month period ended September 30, 2006.

In March 2005, inVentiv recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, the Company recorded a tax benefit of approximately $6.7 million primarily related to the reversal of previously recorded valuation allowance as the Company determined that it was more likely than not that an additional portion of its deferred tax asset was expected to be realized. Excluding these one-time tax benefits, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 39.8% for the nine-month period ended September 30, 2005. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

16.  Stockholders’ Equity

The following table describes the 2006 activity in the Company’s Stockholders’ Equity accounts for the nine months ended September 30, 2006:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Deferred Compen- Sation	Comprehensive Income	Accumulated Other Comprehensive Income (Losses) (1)	Total
Balance at December 31, 2005	$28	$233,441	$23,092	$(3,563)		$221	$253,219
Net income			41,470		$41,470		41,470
Net change in effective portion of derivative					(1,577)	(1,577)	(1,577)
Foreign currency translation adjustment					252	252	252
					$40,145
Reclassification of unvested restricted shares to additional paid-in capital		(3,563)		3,563			--
Vesting of restricted shares		2,186					2,186
Withhold shares for taxes		(104)					(104)
Tax benefit from exercise of employee stock options and vesting of restricted stock		7,820					7,820
Consultant compensation		399					399
Exercise of stock options	1	4,656					4,657
Stock option expense		3,392					3,392
Issuance of shares in connection with acquisitions	1	27,176					27,177
Balance at September 30, 2006	$30	$275,403	$64,562	$--		$(1,104)	$338,891

(1) - Accumulated Other Comprehensive Income (Losses) consists of currency translation fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and the Company’s equity investments and minority interests in inVentiv Communications’ foreign business units; approximately ($1.6) million relates to the effective portion of the Company’s derivative instrument, as described in Note 12.

17. Discontinued Operations:

For the nine months ended September 30, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $1.3 million and $1.6 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

18. Related Parties:

The Company is currently in a lease with Olde Worthington Road LLC for inVentiv Communications’ current headquarters facility in Westerville, Ohio. This facility is partially owned by the current inVentiv Communications’ Chief Executive Officer (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications through their ownership in GSW Capital LLC. GSW Capital LLC is a 50% owner of Olde Worthington Road LLC. The term of the lease is fifteen years, and expires on September 30, 2015.

19. Segment Information:

The Company currently manages three operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents the Company’s reportable segments:

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued

Segment information for the three-months ended September 30, 2006 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$40,079	$66,877	$92,779	$--	$199,735
Less: Intersegment revenues	122	372	1,461	--	1,955
Reported Revenues	$39,957	$66,505	$91,318	$--	$197,780
Depreciation and amortization	415	1,453	3,284	26	5,178
Interest expense	--	52	421	3,381	3,854
Interest income	24	213	--	446	683
Segment income (loss) (1)	$3,865	$11,014	$8,879	$(6,441)	$17,317

Segment information for the three-months ended September 30, 2005 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$30,388	$--	$98,055	$--	$128,443
Less: Intersegment revenues	--	--	84	--	84
Reported Revenues	$30,388	$--	97,971	$--	128,359
Depreciation and amortization	310	--	4,266	22	4,598
Interest expense	--	--	325	7	332
Interest income	9	--	41	285	335
Segment income (loss) (1)	$2,834	$--	$13,431	$(2,393)	$13,872

For the nine-months ended September 30, 2006 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$111,090	$184,352	$263,539	$--	$558,981
Less: Intersegment revenues	278	861	3,406	--	4,545
Reported Revenues	$110,812	$183,491	$260,133	$--	$554,436
Depreciation and amortization	1,144	3,785	10,378	65	15,372
Interest expense	--	71	1,235	6,446	7,752
Interest income	47	495	--	1,238	1,780
Segment income (loss) (1)	$8,789	$28,519	$30,238	$(13,967)	$53,579

For the nine months ended September 30, 2005 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$82,854	$--	$298,583	$--	$381,437
Less: Intersegment revenues	8	--	424	--	432
Reported Revenues	$82,846	$--	$298,159	--	381,005
Depreciation and amortization	931	--	12,712	65	13,708
Interest expense	--	--	928	114	1,042
Interest income	21	--	100	720	841
Segment income (loss) (1)	$6,941	$--	$40,492	$(5,947)	$41,486

(1)	Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments

(in thousands)	September 30, 2006	December 31, 2005
Total Assets:
inVentiv Clinical	$99,755	$84,731
inVentiv Communications	353,165	248,986
inVentiv Commercial	150,968	171,468
Other	73,420	78,709
Total assets	$677,308	$583,894

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

Overview

inVentiv Health, Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health Inc.) is a leading provider of value-added services to the pharmaceutical and life sciences industries. On June 14, 2006, we changed our name to inVentiv Health, Inc. (from Ventiv Health, Inc.) as part of a re-branding initiative that began when we acquired inChord. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of our operational areas by providing our services on a flexible and cost-effective basis. We provide services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

The success of our business as a whole, and of our inVentiv Clinical and inVentiv Commercial segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers. We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility. We also believe that the increasing percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions. We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities.

Our strategy relies on both internal growth and acquisitions to meet our growth objectives. Our businesses have generated strong revenue growth for the past few years. Our revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments. As a result of these successes, our customer base has become increasingly diversified within the pharmaceutical and life sciences industries, with no single customer accounting for in excess of 10% of revenues. Furthermore, although our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice, we have been successful historically in obtaining increasing amounts of repeat business from our clients and in expanding the scope of the services we provide to them.

We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications and/or commercial capabilities, add complementary client relationships and bring on board additional management talent. We believe that our track record in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful to-date. While the performance of all of our business units has been strong over the past several years, our acquired business operations have contributed to an even greater degree to our revenue growth and profitability.

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

Target	Type of Business	Location	Month Acquired
MedConference	Virtual event services	Pennsylvania	November 2006
ASERT	Education and training	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Canada	April 2006
Synergos	Clinical trial management services	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Massachusetts	February 2006
inChord	Advertising and communications support	Ohio	October 2005
PRS	Regulatory compliance	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Maryland	November 2004
Smith Hanley	Contract research and clinical trial support	Connecticut	October 2004
Franklin	Patient support programs	New Jersey	June 2004

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
Our financial statements for the third quarter and the first nine months of 2006 include the financial results of inChord, PRS, Adheris, JSAI and Synergos.

During 2002 and 2003, we divested our Communications and European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For the nine months ended September 30, 2006 and 2005, we received approximately $1.3 million and $1.6 million, respectively, relating to the Germany-based contract sales organization.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2005. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2005, except for the adoption of Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), Share-Based Payment, as more fully described below.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R as of January 1, 2006.

inVentiv adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine-month period ended September 30, 2006, inVentiv recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, inVentiv recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized using a ratable amortization method.

In the process of implementing SFAS 123R, during the fourth quarter of 2005, inVentiv analyzed certain key variables, such as expected volatility and expected term to determine an accurate estimate of these variables. As a result of this analysis, inVentiv determined that the expected volatility should be 45%, while the expected term should range from 5.5 to 6 years. During the three months ended September 30, 2005, the Company utilized an expected volatility of 82% and an expected term of 4 years. The variables used in early 2005 and prior years were based solely on historical data, while the current rates are more reflective of current and future periods. SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest. Stock-based compensation for the nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, inVentiv considers voluntary termination behaviors as well as trends of actual option forfeitures.

Three-Months Ended September 30, 2006 Compared to Three-Months Ended September 30, 2005

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended September 30,
	2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$39,957	20.2%	$30,388	23.7%
inVentiv Communications	66,505	33.6%	--	--
inVentiv Commercial	91,318	46.2%	97,971	76.3%
Total revenues	197,780	100.0%	128,359	100.0%

Cost of services (1) (2):
inVentiv Clinical	26,209	65.6%	20,077	66.1%
inVentiv Communications	40,582	61.0%	--	--
inVentiv Commercial	74,617	81.7%	77,687	79.3%
Total cost of services	141,408	71.5%	97,764	76.2%

Selling, general and administrative expenses	35,884	18.1%	16,726	13.0%

Total operating income	20,488	10.4%	$13,869	10.8%
Interest expense	(3,854)	(1.9)%	(332)	(0.3)%
Interest income	683	0.3%	335	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	17,317	8.8%	13,872	10.8%
Income tax (provision) benefit	(7,169)	(3.6)%	1,161	0.9%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	10,148	5.2%	15,033	11.7%
Minority interest in subsidiary	(230)	(0.1)%	--	--
Income from equity investments	277	0.1%	--	--
Income from continuing operations	10,195	5.2%	15,033	11.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	49	--	78	0.1%
Income from discontinued operations	49	--	78	0.1%

Net income	$10,244	5.2%	$15,111	11.8%

Earnings per share:
Continuing operations:
Basic	$0.35		$0.56
Diluted	$0.34		$0.53
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.00		$0.01
Net earnings:
Basic	$0.35		$0.56
Diluted	$0.34		$0.54

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $69.4 million, or 54.1%, to $197.8 million during the third quarter of 2006, from $128.4 million during the third quarter of 2005.

inVentiv Clinical’s revenues were $40.0 million during the third quarter of 2006, an increase of $9.6 million compared to $30.4 million during the third quarter of 2005. inVentiv Clinical revenues accounted for 20.2% of total inVentiv revenues during the third quarter of 2006. Revenues in the clinical staffing division were higher in 2006 predominantly due to increased placement of temporary personnel. The acquisition of Synergos in April 2006 also contributed to revenues for the third quarter of 2006.

inVentiv Communications’ revenues were $66.5 million during the third quarter of 2006. inVentiv Communications revenues accounted for 33.6% of total inVentiv revenues during the third quarter of 2006. inVentiv Communications was established in October 2005 with the acquisition of inChord and also includes the operations of Adheris, which was acquired in February 2006, and JSAI, which was acquired in April 2006.

Revenues in our inVentiv Commercial segment were $91.3 million during the third quarter of 2006, a decrease of $6.7 million, or 6.8% from the $98.0 million during the third quarter of 2005. inVentiv Commercial revenues accounted for 46.2% of total inVentiv revenues for the third quarter of 2006. This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by certain other new contracts as well as a full quarter of revenue during 2006 from PRS, which was acquired in August 2005 and thus only contributing revenue for a partial quarter during the third quarter of 2005.

Cost of Services: Cost of services increased by approximately $43.6 million or 44.6%, to $141.4 million during the third quarter of 2006 from $97.8 million in the third quarter of 2005. Cost of services as a percentage of revenues decreased to 71.5% during the third quarter of 2006 from 76.2% during the third quarter of 2005. In addition to increases in variable costs associated with increased revenues, cost of services includes approximately $0.7 million of third quarter 2006 share-based compensation expense not recorded in prior years. On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting SFAS 123R, inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies.

inVentiv Clinical’s cost of services increased by approximately $6.1 million, or 30.5%, to $26.2 million during the third quarter of 2006 from $20.1 million during the third quarter of 2005. This increase is consistent with the increase in the segment’s revenue. Cost of services as a percentage of revenues slightly decreased from 66.1% during the third quarter of 2005 to 65.6% during the same period in 2006.

inVentiv Communications, which was established in October 2005, contributed approximately $40.6 million to cost of sales during the third quarter of 2006. Cost of sales was 61.0% of this segment’s revenues.

Cost of services at inVentiv Commercial decreased by approximately $3.1 million, or 4.0%, to $74.6 million in the third quarter of 2006 from $77.7 million in the third quarter of 2005, mainly due to the decrease in revenues. Cost of services was 81.7% of inVentiv Commercial revenues during the third quarter of 2006, compared to 79.3% during the third quarter of 2005. Part of this increase is due to increased stock-based compensation expense due to the adoption of SFAS 123R.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $19.2 million, or 114.5%, to $35.9 million during the third quarter of 2006 from $16.7 million during the third quarter of 2005. This increase was primarily due to SG&A expenses at inVentiv Communications, which was acquired in October 2005; increased compensation levels in 2006 versus 2005; and $1.5 million of share-based compensation expense during the third quarter of 2006 versus $0.2 million during the third quarter of 2005.

SG&A expenses at inVentiv Clinical were approximately $9.9 million during the third quarter of 2006, compared to $7.5 million during the third quarter of 2005 due to increased selling expense and commissions from additional business; additional staffing requirements; SG&A expense from Synergos, which was acquired on April 1, 2006; and increased compensation expense relating to the adoption of SFAS 123R.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, were approximately $15.1 million during the third quarter of 2006.

SG&A expenses at inVentiv Commercial increased by approximately $0.8 million, or 12.6%, to $7.4 million during the third quarter of 2006 from $6.6 million during the third quarter of 2005. This increase was mainly due to additional compensation expense recorded during the third quarter of 2006 that had not been recorded in prior years until the adoption of SFAS 123R as described above.

Other SG&A was approximately $3.5 million for the third quarter of 2006, an increase of approximately $0.8 million or 31.3% from $2.7 million during the third quarter of 2005. The increase was mainly related to increases in stock-based compensation expense that was required to be accounted for beginning in 2006, additional staff hired in internal audit and higher compensation than in the previous year.

Provision for Income Taxes: inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.9% for the third quarter of 2006. This was a result of increasing the full year rate from 40.0% utilized in prior quarters to 40.3%. This full year rate excludes $0.1 million in other adjustments. During the third quarter of 2005, Ventiv recorded a tax benefit of approximately $6.7 million primarily related to the reversal of reserves for net operating losses created by the divestiture and shutdown of certain former subsidiaries. Prior to this tax benefit, inVentiv’s quarterly effective tax rate was 39.8% for the three-month period ended September 30, 2005. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $4.9 million to $10.2 million during the third quarter of 2006 from net income of $15.1 million during the third quarter of 2005, respectively. Diluted earnings per share decreased to $0.34 per share during the third quarter of 2006 from $0.54 per share during the third quarter of 2005.  Net income and EPS decreased in large part because of a $6.7 million tax benefit recorded during the third quarter of 2005, with no equivalent adjustment during the third quarter of 2006. Operating results were higher due to improved results in inVentiv Clinical and new acquisitions, offset by stock-based compensation expense recorded as a result of adopting SFAS 123R.

Nine-Months Ended September 30, 2006 Compared to Nine-Months Ended September 30, 2005

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Nine-Months Ended September 30,
	2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$110,812	20.0%	$82,846	21.7%
inVentiv Communications	183,491	33.1%	--	--
inVentiv Commercial	260,133	46.9%	298,159	78.3%
Total revenues	554,436	100.0%	381,005	100.0%

Cost of services (1)(2):
inVentiv Clinical	74,080	66.9%	54,355	65.6%
inVentiv Communications	113,217	61.7%	--	--
inVentiv Commercial	206,779	79.5%	236,881	79.4%
Total cost of services	394,076	71.1%	291,236	76.4%

Selling, general and administrative expenses	100,809	18.2%	48,082	12.6%

Total operating income	59,551	10.7%	41,687	10.9%
Interest expense	(7,752)	(1.3)%	(1,042)	(0.3)%
Interest income	1,780	0.3%	841	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	53,579	9.7%	41,486	10.9%
Income tax provision	(12,605)	(2.3)%	(8,229)	(2.2)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	40,974	7.4%	33,257	8.7%
Minority interest in subsidiary	(905)	(0.2)%	--	--
Income from equity investments	133	--	--	--
Income from continuing operations	40,202	7.2%	33,257	8.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	1,268	0.3%	1,640	0.5%
Income from discontinued operations	1,268	0.3%	1,640	0.5%

Net income	$41,470	7.5%	$34,897	9.2%

Earnings per share:
Continuing operations:
Basic	$1.39		$1.25
Diluted	$1.34		$1.19
Discontinued operations:
Basic	$0.04		$0.06
Diluted	$0.04		$0.06
Net earnings:
Basic	$1.43		$1.31
Diluted	$1.38		$1.25

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $173.4 million, or 45.5%, to $554.4 million in the nine-month period ended September 30, 2006, from $381.0 million in the nine-months ended September 30, 2005.

inVentiv Clinical’s revenues were $110.8 million during the nine months ended September 30, 2006, an increase of $28.0 million compared to $82.8 million during the nine-months ended September 30, 2005. Revenues in the clinical staffing division were higher in 2006 predominantly due to increased placement of temporary personnel. The clinical staffing division also typically experiences a decrease in personnel during the first quarter of a year as clients may decide not to continue to employ these temporary personnel. This “falloff” was less significant in 2006 than 2005. Finally, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

inVentiv Communications was acquired in October 2005 and contributed approximately $183.5 million of revenues during the nine-months ended September 30, 2006. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Revenues in our inVentiv Commercial business were $260.1 million, a decrease of $38.1 million or 12.8% from the $298.2 million in the same period in 2005. This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by additional revenue during 2006 from PRS, which was acquired in August 2005.

Cost of Services: Cost of services increased by approximately $102.8 million or 35.3%, to $394.0 million for the nine-months ended September 30, 2006 from $291.2 million in the nine-months ended September 30, 2005. Cost of services decreased as a percentage of revenues to 71.1% from 76.4% in the nine-months ended September 30, 2006 and 2005, respectively. Overall cost of services increased due to increased revenue over the same period; in addition, cost of services increased partially due to $1.9 million of share-based compensation expense not recorded in prior years. On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting SFAS 123R, inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies below.

inVentiv Clinical’s cost of services increased by approximately $19.7 million, or 36.3%, to $74.1 million during the nine months ended September 30, 2006 from $54.4 million during the nine-months ended September 30, 2005. Cost of services as a percentage of revenues increased from 65.6% during the nine-months ended September 30, 2005 to 66.9% during the same period in 2006.

inVentiv Communications was acquired in October 2005 and incurred approximately $113.2 million of cost of sales during the nine months ended September 30, 2006. Cost of sales was 61.7% of this segment’s revenues. This segment specializes in pharmaceutical advertising, branding, marketing and medical education.

Cost of services at inVentiv Commercial decreased by approximately $30.1 million, or 12.7%, to $206.8 million in the nine months ended September 30, 2006 from $236.9 million in the nine months ended September 30, 2005, mainly due to the decrease in revenues. Cost of services was 79.5% of inVentiv Commercial revenue in the nine months ended September 30, 2006, compared to 79.4% in the nine months ended September 30, 2005.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $52.7 million, or 109.7%, to $100.8 million from $48.1 million in the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily due to SG&A expenses at inVentiv Communications, which was acquired in October 2005; increased compensation levels in 2006 versus 2005; and $3.7 million of share-based compensation expense, which was new in 2006, as described above in the cost of services section.

SG&A expenses at inVentiv Clinical was approximately $28.0 million in the first nine months of 2006, compared to $21.6 million during the same period in 2005 due to increased selling expense and commissions from additional business; additional staffing requirements; SG&A expense from Synergos, which was acquired on April 1, 2006; and increased compensation expense relating to the adoption of SFAS 123R.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, was approximately $42.2 million in the first nine months of 2006.

SG&A expenses at inVentiv Commercial increased by approximately $1.9 million, or 9.7%, to $21.9 million in the nine months ended September 30, 2006 from $20.0 million incurred in the nine months ended September 30, 2005. This increase was mainly due to the increased compensation expense attributable to the adoption of SFAS 123R this year.

Other SG&A was approximately $8.8 million for the nine-months ended September 30, 2006, an increase of approximately $2.3 million or 33.7% from $6.5 million for the nine-months ended September 30, 2005. The increase was mainly related to increases in stock-based compensation expense in 2006, additional staff hired in internal audit and higher compensation than the previous year.

Provision for Income Taxes: In June 2006, inVentiv recorded a tax benefit of approximately $9.1 million relating to net operating losses of a previously-divested unit. The Company’s management has determined that it is probable that this deferred tax asset will be utilized, thus reducing the valuation allowance during the second quarter of 2006 accordingly. Excluding this one-time tax benefit and a $0.1 million in other adjustments, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.3%, for the nine-month period ended September 30, 2006.

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

Discontinued Operations: For the nine months ended September 30, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $1.3 million and $1.6 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately $6.6 million to $41.5 million, from net income of $34.9 million in the nine months ended September 30, 2006 and 2005, respectively. Diluted earnings per share increased to earnings of $1.38 per share for the nine-month period ended September 30, 2006 from earnings of $1.25 per share for the nine-month period ended September 30, 2005.  Operating results were higher due to increased results in inVentiv Clinical and the new acquisitions, offset by stock-based compensation expense recorded as a result of adopting SFAS 123R.

Liquidity and Capital Resources

At September 30, 2006, inVentiv had $67.1 million of unrestricted cash and equivalents, a decrease of $6.0 million from December 31, 2005. For the nine-months ended September 30, 2005 compared to September 30, 2006, cash provided by operations increased by $33.3 million from $28.0 million to $61.3 million. Cash used in investing activities increased from $20.9 million to $61.5 million for the nine-months ended September 30, 2005 and 2006, respectively. Cash used in financing activities increased from $5.9 million to $6.1 million over the same comparative periods.

Cash provided by operations was $61.3 million during the nine-months ended September 30, 2006, while cash provided by operations was $28.0 million in the nine-months ended September 30, 2005. This increase was, in large part, due to the increased operating cash flows from the inChord and other acquisitions. The accounts receivable and unbilled services balances increased by approximately $1.7 million during the first nine months of 2006, versus an increase of approximately $18.3 million during the first nine months of 2005, both net of acquired balances from acquisitions. This was mainly due to the timing of collection of certain receivables during the periods and increased collections in 2006.

Cash used in investing activities was $61.5 million for the nine-months ended September 30, 2006 compared to $20.9 million used during the same period in 2005. During the nine months ended September 30, 2006, the Company paid approximately $50.4 million of cash, net of cash acquired, for the acquisitions of Adheris, JSAI and Synergos, versus approximately $10.5 million for the acquisition of PRS during the nine-months ended September 30, 2005. In addition, the Company paid approximately $3.1 million more in the cash portion of earnout contingency payments during the first nine months of 2006 than during the first nine months of 2005, mainly due to the additional 2006 earnout payments for the businesses acquired during 2005.

Cash used in financing activities was $6.1 million and $5.9 million, respectively, for the first nine months of 2006 and 2005. During the first nine months of 2006, inVentiv adopted SFAS 123 R, resulting in a $7.6 million excess tax benefit, which is displayed as a financing inflow and corresponding operating outflow. This did not exist during the first nine months of 2005. This financing inflow was offset by repayment of debt under the new credit facility established in October 2005, as more fully described below.

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

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inChord acquisition. As of September 30, 2006, the Company complied with the requirements of the credit facility. The key features of this credit facility are as follows:

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At September 30, 2006, inVentiv had $165.0 million debt outstanding under its unsecured term loan. See Liquidity and Capital Resources section for further detail on inVentiv’s credit agreement. inVentiv will incur variable interest expense with respect to its outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at September 30, 2006, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

From October 2005 to July 2006, the Company did not qualify for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. From July 2006 to September 2006, the fair market value of the derivative asset decreased to approximately $1.0 million, resulting in a $1.9 million decrease in the derivative asset; approximately $1.6 million adjustment to Other Comprehensive Income; and $0.3 million of interest expense due to ineffectiveness.

Foreign Currency Exchange Rate Exposure

inVentiv is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to our financial statements. At September 30, 2006, the foreign currency translation account, which is part of accumulated other comprehensive earnings on the Condensed Consolidated Balance Sheet, was approximately $0.3 million.

ITEM 4.Controls and Procedures

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2006. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (John Weld, Jr., on behalf of himself and all other similarly situated v. CVS Pharmacy, Inc., Elensys Care Services, Inc. and Glaxo Wellcome, Inc. (Civil Action No. 98-0897F); and (Utility Consumer Action Network v Albertson's Inc. (Case No. GIC 830069)). With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

    As described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the class in the Weld action was decertified and the case dismissed as to the class claims in February 2006 due to the class plaintiffs' failure to prosecute, subject to a 60-day stay to allow a new party and a new law firm to continue the class claims. In June 2006, in conjunction with an extension of this 60-day period, the Weld court entered orders recertifying the class, permitting the class claims to go forward and ultimately permitting one of the original named class plaintiffs to remain. In October 2006, the defendants initiated motions for summary judgment and for reconsideration of the court's recertification of the plaintiff class. We intend to defend this suit vigorously and do not believe it will have a material adverse effect on inVentiv.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 3.Unregistered Sales of Equity Securities and Use of Proceeds.

Please see the disclosure in Item 5 of the report, which is incorporated herein by reference.

ITEM 5.Other Information

In connection with the closing of the previously announced acquisition of the assets of The Maxwell Group, Inc. by the Company, on November 3, 2006, the Company issued for the account of The Maxwell Group, Inc. a total of 75,108 unregistered shares of common. The common stock issued in connection with the closing of the acquisition was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In connection with the closing of the previously announced acquisition of the assets of American Speakers Education Research and Training, L.L.C. and DialogCoach, L.L.C. by the Company, on November 3, 2006, the Company issued for the account of American Speakers Education Research and Training, L.L.C. a total of 53,648 unregistered shares of common. The common stock issued in connection with the closing of the acquisition was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits

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

INVENTIV HEALTH, INC.

Date: November 8, 2006	By:	/s/ John R. Emery
John R. Emery Chief Financial Officer (Principal financial officer and duly authorized signatory)