Form 10-K
period 2006-12-31
INVENTIV HEALTH INC
filed 2007-02-28
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer [X]               Accelerated filer [ ]                          Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Based on the closing sale price on the Nasdaq National Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $800,988,009. For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 22, 2007, there were 30,135,993 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2006 are incorporated by reference into Part II of this report. Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Properties
3	Legal Proceedings
4	Submission of Matters to a Vote of Securities Holders

PART II
5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors, Executive Officers and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accounting Fees and Services

PART IV
15	Exhibits and Financial Statement Schedules

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital to fund our operations;

•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;

•	our ability to successfully operate new lines of business;

•	our ability to manage our infrastructure and resources to support our growth;

•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;

•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;

•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;

•	our ability to recruit, motivate and retain qualified personnel, including sales representatives;

•	the actual impact of the adoption of certain accounting standards; and

•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1A, Risk Factors, in this report.

PART I

Item 1. Business.

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. On June 14, 2006, we changed our name to inVentiv Health, Inc. (from Ventiv Health, Inc.) as part of a re-branding initiative that began when we acquired inVentiv Communications, Inc. (then known as inChord Communications, Inc.) (“inVentiv Communications, Inc.” or “inChord”). We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. Our goal is to assist our customers in meeting their objectives in each of our operational areas by providing our services on a flexible and cost-effective basis that permits us to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions. We provide services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch. We have established expertise and leadership in providing the services our clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle through both standalone and integrated solutions. Our services assist our clients in developing, executing and monitoring strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

The success of our business as a whole, and of our inVentiv Clinical and inVentiv Commercial segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers. We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility. We also believe that the increasing percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions. We therefore target a broad spectrum of companies within the pharmaceutical and life sciences industry in seeking to develop business opportunities.

Our strategy relies on both internal growth and acquisitions to meet our growth objectives. Our businesses have generated strong internal revenue growth for the past few years. Our revenue growth reflects our strong track record in winning new business, which in turn, is enhanced by our pursuit of cross-servicing opportunities within and across our business segments. As a result of these successes, our customer base has become increasingly diversified within the pharmaceutical and life sciences industries, with no single customer accounting for in excess of 10% of revenues. Furthermore, although our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice, we have been successful historically in obtaining increasing amounts of repeat business from our clients and in expanding the scope of the services we provide to them.

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

Business Segments

We have organized our businesses into three complementary operating divisions, which correspond to our operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. Each of our operating segments is composed of multiple businesses that are referred to as "business units" throughout this report. The following is a detailed description of our three operating segments:

inVentiv Clinical

inVentiv Clinical provides services in the areas of clinical development and clinical trial support. inVentiv Clinical includes the Smith Hanley group of companies (Smith Hanley Associates ("SHA"), Smith Hanley Consulting Group ("SHCG"), MedFocus and Anova Clinical Resources) and HHI Clinical and Statistical Research Services ("HHI"). inVentiv Clinical has also established international execution capabilities through an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd. (“SIRO”), India's largest domestic contract research organization. inVentiv Clinical's service offerings include:

•
Clinical Staffing and Recruiting. Through SHCG and MedFocus, we meet staffing and recruiting needs of more than 100 pharmaceutical and biotechnology clients, including 14 of the top 20 global pharmaceutical companies, for SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study and project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical personnel. We provide clinical staffing clients with flexibility in managing and executing clinical trials internally and allow them to avoid the expense of hiring and training a full staff. We draw from a database of over 30,000 candidates that is continually expanded through new recruiting techniques that include search engines, job fairs, conferences and referral bonuses.

•
Functional Outsourcing. We provide a variety of functional outsourcing services, including data management and statistical analysis services through HHI, through our dedicated facility in Indianapolis, Indiana and through our joint venture with SIRO, and monitoring and project management services through Synergos. We have performed these services for over 150 clinical trials. Our functional outsourcing services complement SHCG and MedFocus’s contract staffing pool with a statistically-knowledgeable physician and medically-knowledgeable statisticians to deliver well-organized research used in clinical trial and clinical program design, data management, data analysis, double key data entry and validation, reporting and standard operating procedures writing. This bi-disciplinary expertise enables us to set up, manage and present data to help pharmaceutical clients move from the preclinical stage through the drug approval process and post-commercialization oversight.

•
Executive Placement. We provide executive placement services through SHA, which is one of the most experienced and respected executive placement organizations focused primarily on statisticians and data-related functions.

inVentiv Communications

inVentiv Communications provides a full suite of advertising, communications and other functionally related services through the business units comprising inVentiv Communications, Inc., as described below, and offers innovative patient pharmaceutical compliance programs through Adheris.

•	Advertising and Communications Support. Advertising and communications support services are delivered to pharmaceutical industry clients through four separate agencies:

•
GSW Worldwide and Palio are full-service agencies that create marketing solutions through advertising, public relations, market access strategies, media and market research. GSW Worldwide has established international reach through a network of twelve international affiliate relationships.

•	Navicor specializes in oncology and immunology expertise.
•	Stonefly conducts advertising, marketing, and public relations services focused primarily on biotechnology and emerging pharmaceutical companies.
•	Jeffrey Simbrow and Associates (“JSAI”) is a leading healthcare marketing and communications agency in Canada.

•
Patient and physician education. Cadent Medical Communications, Selva Communications and Center for Biomedical Continuing Education ("CBCE") provide education and communications services to build advocacy for pharmaceutical and biotech brands. CBCE is an accredited provider of continuing patient and physician education for physicians.

•	Branding Consultation. Y Brand is a specialized consulting group providing branding solutions for products, product science and technologies, therapeutic franchises and corporations

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

•
Patient Pharmaceutical Compliance Programs. Through Adheris, we provide a variety of patient support services with a proven history of improving medication adherence across nearly every chronic therapeutic category. By partnering with pharmacies around the country, Adheris’ programs build on the pharmacist-patient relationship and trust with personalized letters from pharmacists themselves. Adheris programs comply with the patient privacy provisions of the Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), and its OnSyte(TM) technology allows retail pharmacies to help patients stay on therapy while protecting their confidentiality and private medical information.

inVentiv Commercial

inVentiv Commercial provides a wide range of services in the commercialization area. These service offerings are organized principally along the lines of the business units that make up inVentiv Commercial, which are organized into the following subdivisions within the operating segment:

•
inVentiv Pharma Teams: The inVentiv Pharma Teams group provides outsourced product commercialization programs for prescription pharmaceutical and other life sciences products. inVentiv Commercial maintains and operates systems, facilities, and support services necessary to recruit, train and deploy a customized, full-service, targeted sales force. inVentiv Pharma Teams operates one of the largest pharmaceutical outsourced sales organizations in the United States (“U.S.”).

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

To accomplish a coordinated recruiting effort, we maintain a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure high quality of representation for our clients. inVentiv Commercial’s recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website home page offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, or on a standalone basis. inVentiv Pharma Teams hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and enhance cost efficiency.

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

•	inVentiv Pharma Analytics: inVentiv Pharma Analytics consists of our Health Products Research (“HPR”), Total Data Solutions (“TDS”) and MedConference business units.

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

TDS collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed for inVentiv Commercial. This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data and make necessary adjustments to the sales strategy. TDS supports inVentiv Pharma Teams’ needs and also offers this sales force automation system on a standalone basis to clients.

MedConference is a leading provider of live and on-demand virtual event services to the pharmaceutical industry. MedConference’s flagship service, MedConferenceLive™, creates and manages live and on-demand web events for the healthcare industry. MedConference’s turnkey package of reliable technology and full-support services provides a flexible, easy-to-use online communication platform for pharmaceutical companies, medical education providers, professional medical associations and others who need to deliver timely information to physicians and healthcare practitioners.

•
inVentiv Pharma Services: inVentiv Pharma Services consists of our Franklin Group and Lincoln Ltd. (collectively, “Franklin”), Pharmaceutical Resource Solutions (“PRS”) and Promotech Research Associates (“Promotech”) business units:

o
Patient Support Programs: We offer patient assistance programs and reimbursement counseling through our Franklin business unit. Franklin has established a leadership position in providing reliable and innovative patient assistance programs, reimbursement counseling, web-based programs, missions programs and proactive fulfillment. Franklin also provides a variety of additional patient support services to clients, including support in Medicare Part D education.

o
Regulatory Compliance Services: Through our Franklin and PRS business units, we provide independent oversight of Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance to clients and to internal inVentiv Pharma Teams. Our expertise in PDMA compliance issues is nationally recognized. Franklin serves as a liaison for the pharmaceutical industry and consultant to the Food and Drug Administration (“FDA”) and has an ongoing working relationship with the Department of Justice. We provide a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including auditing of sample accountability compliance by field force professionals and "whole systems" sample accountability assessments. Franklin also licenses software solutions for the implementation of sophisticated PDMA compliance strategies.

o
Non-Personal Promotion: We provide assembly, mailing, fulfillment, pharmacy, teleservices and eServices through our Promotech business unit. Promotech maintains a newly expanded facility with over 62,000 square feet that includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) certified and PDMA compliant warehouse, office space and a 64-station call center.

Acquisitions and Divestitures

    The pursuit of strategic acquisitions is a core part of our business strategy. We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, diligencing and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a significant competitive advantage. During the first quarter of 2007, we signed definitive agreements to acquire ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) and Chamberlain Communications Group, Inc. (“Chamberlain”), as highlighted in the table below and further described in Management’s Discussion and Analysis. These acquisitions are expected to close on March 1, 2007. The following is a summary of our acquisitions to date:

Acquisition	Type of Business	Segment (“inVentiv”)	Location	Month Acquired
Ignite Health	Interactive communications agency	Communications	California	Pending
Chamberlain	Public relations	Communications	New York	Pending
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario, Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Communications	Massachusetts	February 2006
inChord	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Commercial	New Jersey	June 2004

   Our acquisition activity adds complexity to the analysis of period-to-period financial results and makes direct comparison of those financial results difficult. Our acquisitions are accounted for using purchase accounting and the financial results of the acquired businesses are included in our consolidated financial statements from their acquisitions dates. A prior year period that ended before an acquisition was completed, however, will not include the corresponding financial results of the acquired business.

    During 2002 and 2003, we divested our European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For the years ended December 31, 2006, 2005 and 2004, we received approximately $1.4 million, $1.7 million and $2.1 million, respectively, mostly relating to the German and Hungarian-based (2004 only) contract sales organizations.

International Operations

    As part of the acquisition of inVentiv Communications, Inc. in October 2005, we added that company's U.K.-based operations. These operations, based in London, provide advertising, marketing and public relations services to clients throughout Europe. As previously mentioned, in December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services. In April 2006, we acquired JSAI, a leading healthcare marketing and communications agency in Canada.

    As a result of the acquisition of inVentiv Communications, Inc., we have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany. Both of these investments are accounted for by using the equity method of accounting.

Clients

    We provide our services to leading pharmaceutical and life sciences companies as well as emerging and specialty biotechnology companies. For the year ended December 31, 2006, no clients individually exceeded 10% of our total revenues and approximately 48% of our revenues were derived from our ten largest clients. Our ten largest clients during 2006, listed alphabetically, were as follows: Allergan, ALTANA Pharma, Boehringer Ingelheim, Inc., Bristol-Myers Squibb Company, Cephalon, Inc., Eli Lilly and Company, Glaxo Smith Kline, Inc., Johnson and Johnson, Novartis Pharmaceuticals, Inc. and Sanofi-Aventis Group. For the year ended December 31, 2005, two clients accounted for approximately 14% and 11%, respectively, of our total revenue.

    We consider our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are typically sold to similar target groups within the client organization, typically their clinical or their marketing and sales departments and brand teams. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical and biotechnology clients that provide us with recurring revenue streams and cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

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

Competition

    We operate in highly competitive industries. Our competitors include a variety of vendors providing services to the pharmaceutical and life sciences industry, including outsourced sales organizations, medical communications agencies and contract research organizations. Each of our business segments faces distinct competitors in the individual markets in which each operates:

•
inVentiv Clinical: The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry. We compete with several large nationwide temporary staffing companies. Our primary clinical staffing competitors include ClinForce (a division of Cross Country), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services and Kforce. Primary competitors in the permanent placement area include Korn Ferry, Reynolds and Reynolds, Heidrick and Struggles as well as numerous smaller specialty permanent placement groups which compete with us; however we are one of the only national firms that specializes exclusively in professional clinical trials research personnel.

•
inVentiv Communications: Marketing and communications services is a relatively fragmented and competitive market. Our Communications Services group competes with the healthcare offerings of the five large global advertising holding companies, which include WPP, Omnicom, Publicis, IPG and Havas. In addition, we compete with a large number of smaller specialized agencies that have focused either on a therapeutic area or a particular service offering.

•
inVentiv Commercial: The majority of sales teams are managed internally by our clients, and we compete with our clients' alternative choices of managing their needs internally or partnering with another pharmaceutical company. In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that inVentiv, Innovex (Quintiles), Professional Detailing, Inc. and Publicis combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers attempting to develop niche services. One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring smaller companies.

We believe that our business units individually and our organization as a whole have a variety of competitive advantages that have allowed us to compete successfully in the marketplaces for our services. These advantages include the following:

•
Leading Position Within Service Categories: We believe that our operating divisions, and the business units within each operating division, have achieved positions of leadership within their service areas. Our inVentiv Communications division is a major force in advertising and communications, and prior to our acquisition of that company, was the largest privately-held healthcare marketing organization in the world. inVentiv Clinical is recognized as a leader in clinical trials staffing and a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and biotechnology companies. inVentiv Pharma Teams provides product detailing services to a large number of physicians, nurses, pharmacists and formularies. Our business units have extensive experience and proven track records that support our sales efforts.

•
Comprehensive Service Offering: We are one of the largest providers of services to the pharmaceutical industry in the U.S. and offer a broad range of services. These are important factors to our clients and potential clients, many of whom prefer to work with organizations that can provide a comprehensive suite of complementary services and have a proven track record.

•
Broad and Diversified Client Base: In addition to serving many of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotechnology and life sciences companies. As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell products increases. Our client base of over 200 pharmaceutical and biotechnology clients is broad and diversified, and with many of these clients we have maintained long-term relationships that help us in continuing to win new business.

•
Proprietary Technologies and Data: We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering. We invest in technology and have developed and deployed cutting-edge marketing and sales force automation tools. Our technical advantages in the sales force automation area are important for the management of sales and marketing campaigns for pharmaceutical products throughout their life cycle, particularly during the product launch phase. Our patient compliance offerings rely on a broad network of retail pharmacies and our use of proprietary technologies to effectively manage the underlying data in a timely and targeted manner.

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

Seasonality

    Although our business is subject to variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, and select businesses do have some degree of seasonality, our business in aggregate is not generally subject to seasonal variation.

Employees

    At December 31, 2006, we employed approximately 5,200 people in our operations. Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees. We believe our turnover rate is comparable to that of other outsourced service organizations and internal pharmaceutical sales and marketing departments. We believe that our relations with our employees are satisfactory.

Government Regulation

    Our pharmaceutical and life sciences clients are subject to extensive government regulation. Generally, compliance with these regulations is the responsibility of those clients. However, several of our businesses are themselves subject to the direct effect of government regulation. In addition, we may be liable under certain of our customer contracts for the violation of government regulations by the applicable customers to the extent those violations result from or relate to the services we have performed for such customers. We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

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

    Adheris, which, through our inVentiv Communications segment, provides persistence and compliance programs, principally in the form of refill reminder communications, to pharmacy chains. These activities are subject to regulation under HIPAA, the Federal Health Care Programs Antikickback Law and corresponding state laws. We believe that Adheris's activities comply with all applicable federal and state laws in all material respects. Certain of these laws are subject to interpretation that is evolving. We could incur significant expenses if Adheris's activities are determined to be non-compliant and, depending the extent and scope of any such regulatory developments, our consolidated financial condition and results of operations could be materially and adversely affected.

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

    Some of our physician education services in our inVentiv Commercial segment are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value that AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in such regulations or their application could have a material adverse effect on inVentiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on our consolidated financial condition and results of operations .

    From time to time, state and federal legislation is proposed with regard to the use of proprietary databases of consumer and health groups. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways government might attempt to regulate our use of this data. Any such restriction could have a material adverse effect on our consolidated financial condition and results of operations.

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

Item 1A. Risk Factors

Risks Related to Our Business

    We are a complex organization encompassing three segments, each with its own particular risks and uncertainties. A wide range of factors could materially affect our financial results and the performance of our stock price. The factors affecting our operations include the following:

Our revenues are dependent on expenditures by companies in the pharmaceutical and life sciences industries, and a variety of factors could cause the overall levels of those expenditures to decline.

    Our revenues are highly dependent on expenditures by companies in the pharmaceutical industry (and, to a lesser extent, other life sciences industries) for advertising, promotional, marketing and sales, recruiting, clinical staffing and support and compliance services. Any decline in aggregate demand for these services could negatively affect our business.

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

    We provide services to many of our most significant clients under contracts that our clients may cancel on short notice (generally 10 to 120 days, depending on the specific business unit). In addition, many of our pharmaceutical sales contracts provide our clients with the opportunity to internalize the sales forces under contract. Although we have been successful in a number of cases in negotiating longer-term commitments and a non-cancelable initial period for pharmaceutical sales contracts, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts in any of our business units. We cannot assure you that our most significant clients will continue to do business with us over the long term. If any of our significant clients elect to cancel, convert or not renew their contracts, it could have a material adverse effect on our consolidated financial condition and results of operations.

We are in the process of integrating a significant number of acquisitions and expect to make future acquisitions, which will involve additional risks

    For the past several years, a significant component of our growth strategy has been the addition through acquisitions of business units that are accretive to earnings. We have and will continue to seek to address the need to offer additional services through acquisitions of other companies, including the personnel such acquisitions may bring to us. The current market for acquisition targets in our industry is competitive, and we may not be successful in continuing to identify, successfully bid for and complete acquisitions necessary to achieve our operational and financial goals.

    Our acquisitions of Adheris, JSAI, Synergos, MedConference and DialogCoach were completed during 2006 (MedConference and DialogCoach during the fourth quarter of 2006). Operational and financial integration of the acquired businesses is not yet complete and we may experience difficulties in completing the integration processes. Among other things, we are generally required to document internal controls under Section 404 of the Sarbanes-Oxley Act for each of our acquired business units by the end of the first fiscal year following the year in which the acquisition occurs. We may not be successful in recognizing material weaknesses in internal controls over financial reporting for our acquired businesses and may have difficulty remedying any such material weaknesses on a timely basis. More generally, we may experience difficulties in the integration of personnel and technologies across diverse business platforms.

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

    Mergers and acquisitions of new businesses are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially and adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our operational and consolidated financial condition and results of operations in a material way.

We may not be successful in managing our infrastructure and resources to support continued growth.

    Our ability to grow also depends to a significant degree on our ability to successfully leverage our existing infrastructure to perform services for our clients, develop and successfully implement new sales channels for the services we offer and to enhance and expand the range of services that we can deliver to our customers. We have historically maintained a relatively flat management structure; as the sizes of our business units grow and the number of our acquired business units increases, the breadth and depth of the responsibilities of our senior management team has increased as well. Our growth will also depend on a number of other factors, including our ability to:

•	maintain the high quality of the services we provide to our customers;

•	increase our penetration with existing customers;

•	recruit, motivate and retain qualified personnel;

•	economically train existing sales representatives and recruit new sales representatives; and

•	implement operational and financial systems and additional management resources to operate efficiently and effectively regardless of market conditions.

    We cannot assure you that we will be able to manage or expand our operations effectively to address current or future demand and market conditions, or that we will be able to do so without incurring increased costs in order to maintain appropriate infrastructure and senior management capabilities. If we are unable to manage our infrastructure and resources effectively, our business, consolidated financial condition and results of operations could be materially and adversely affected.

We employ sophisticated computer technology to deliver our services, and any failure of or damage to this technology could impair our ability to conduct our business.

    We have invested significantly in sophisticated and specialized computer technology and have focused on the application of this technology to provide customized solutions to meet many of our clients' needs. We have also invested significantly in sophisticated end-user databases and software that enable us to market our clients' products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness. In addition, our business is dependent on our computer equipment and software systems, and the temporary or permanent loss of this equipment or systems, through casualty or operating malfunction, could have a material adverse effect on our consolidated financial condition and results of operations Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

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

    We have no customers, individually, that accounted for in excess of 10% of our revenues for the year ended December 31, 2006, and our largest customer during such year accounted for 8% of revenues. If any large customer decreases or terminates its relationship with us, our business and consolidated financial position and results of operations could be materially adversely affected.

Substantial defaults by our customers on our accounts receivable could have a significant negative impact on our business, results of operations, financial condition or liquidity.

    A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, consolidated results of operations, consolidated financial position or liquidity could be materially and adversely affected. In the event of an economic or industry downturn, such downturn could have an adverse affect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations.

We may lose or fail to attract and retain key employees and management personnel.

    Our key managerial and other employees are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel. Compensation for these key employees and management personnel is an essential factor in attracting and retaining them, and there can be no assurance that we will offer a level of compensation sufficient to do so. Equity-based compensation, including compensation in the form of options and restricted stock, plays an important role in our compensation of new and existing employees. Because of limitations on the number of shares available for future grant under our equity incentive plan, we may be unable to meet the compensation requirements of our key employees and management personnel. In addition, as a result of our adoption of SFAS 123R effective January 1, 2006, equity-based compensation is reflected in our income statement and has a negative impact on earnings.

We may incur liability in connection with litigation.

    We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. We do not believe that any claims that are currently pending will have a material adverse effect on our consolidated financial position and results of operations. Litigation is inherently uncertain, however, and we cannot assure you that we will not suffer such an effect as a consequence of any pending or future claims.

We may not be able to comply with the requirements of our credit facility.

    In connection with our acquisition of of inVentiv Communications, Inc., we entered into a syndicated credit facility with UBS AG, Stamford Branch and others. The current outstanding balance under this facility was approximately $164.6 million as of December 31, 2006, which is attributable to a $175 million term loan component. The term loan will mature on the sixth anniversary of the credit facility, with scheduled quarterly amortization of 1% per year during years one through five and 95% during year six. The revolving loans will mature on the sixth anniversary of the credit facility. Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement. The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

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

    The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of February 22, 2007, we had 30,135,993 shares of common stock outstanding. Of these shares, a total of 534,471 shares were subject to resale restrictions and will become eligible for sale pursuant to Rule 144 over the next several years or earlier if inVentiv elects to register those shares for resale on a voluntary basis. Shares issued in future acquisitions, and shares issued in satisfaction of earnout obligations under completed acquisitions, may add substantially to the number of shares available for future sale.

    In addition, as of February 22, 2007, approximately 2,192,521 shares of our common stock were subject to outstanding stock options. Holders of our stock options are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants. This exercise, or the possibility of this exercise, may reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

    We have received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2. Properties.

    As of December 31, 2006, we leased 36 facilities totaling 681,379 square feet, including our principal executive offices located in Somerset, New Jersey. Ten facilities totaling 63,083 square feet are leased by the inVentiv Clinical segment, 14 facilities totaling 285,445 square feet are leased by the inVentiv Communications segment, 10 facilities totaling 274,688 square feet are leased by the inVentiv Commercial segment, and two facilities with approximately 58,163 square feet is leased by the Other (corporate) segment. These leases expire at varying dates through 2017. We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3. Legal Proceedings.

    We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. All such matters are of a kind routinely experienced in our business and are consistent with our historical experience. We do not believe that any action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  The following action is pending against our Adheris business unit:

Utility Consumer Action Network v. Albertson’s Inc.(Case No. GIC 830069). This action was filed on May 17, 2004 in California Superior Court against Albertson’s Inc. three other drug store chains and 17 pharmaceutical companies alleging, among other things, violations of the California Unfair Competition Law and the California Confidentiality of Medical Information Act arising from the operation of manufacturer-sponsored, pharmacy-based compliance programs similar to Adheris's programs. The plaintiff is seeking "equitable monetary relief", disgorgement, statutory damages and penalties, injunctive relief and reimbursement of attorneys' fees in this lawsuit. An amended complaint was filed on November 4, 2004 naming Adheris as an additional defendant. Three demurrers are in the briefing stage and are expected to be ruled on shortly. Our insurer is defending this action under reservation of rights. We do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Securities Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

    The following table contains the high and low sales prices of our common stock traded on the Nasdaq Global Select (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2006
First Quarter	$33.22	$23.91
Second Quarter	$32.67	$26.77
Third Quarter	$32.70	$26.99
Fourth Quarter	$35.35	$27.19

	High	Low
Year ended December 31, 2005
First Quarter	$26.17	$19.47
Second Quarter	$24.60	$17.22
Third Quarter	$27.23	$19.00
Fourth Quarter	$27.65	$23.20

    On February 22, 2007, there were approximately 186 record holders of our common stock.

    To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement. We do not anticipate paying any cash dividends in the foreseeable future.

    The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

2006 Stock Incentive Plan	2,194,116	$14.43	2,476,714	*

Equity compensation plans not approved by security holders	-	-	-

Total	2,194,116		2,476,714

* The 2006 Long-Term Incentive Plan authorizes the issuance of stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards.

    During the fourth quarter of 2006, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of inVentiv repurchased any of our outstanding securities.

    The transfer agent for our common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

    The information required by Item 201(e) of Regulation S-K will be contained in, and is incorporated by reference from, the annual report to security holders for our fiscal year ended December 31, 2006.  Such information shall not be deemed to be “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Revenues	$766,245	$556,312	$352,184	$224,453	$215,387
Income from continuing operations	$49,198	$43,082	$30,130	$9,895	$4,941
Income (losses) from discontinued operations	$2,037	$781	$1,002	$(4,119)	$2,951
Net income	$51,235	$43,863	$31,132	$5,776	$7,892

Basic earnings (losses) per share:
Continuing operations	$1.69	$1.60	$1.26	$0.43	$0.22
Discontinued operations	$0.07	$0.03	$0.04	$(0.18)	$0.13
Basic earnings per share	$1.76	$1.63	$1.30	$0.25	$0.35

Diluted earnings (losses) per share:
Continuing operations	$1.64	$1.53	$1.18	$0.42	$0.22
Discontinued operations	$0.06	$0.03	$0.04	$(0.18)	$0.13
Diluted earnings per share	$1.70	$1.56	$1.22	$0.24	$0.35

Shares used in computing basic earnings (losses) per share	29,159	26,875	23,951	22,919	22,842

Shares used in computing diluted earnings (losses) per share	30,058	28,165	25,437	23,801	22,857

Balance sheet data:
Total assets	$771,054	$583,894	$287,452	$180,708	$153,418

Long-term debt (a)	$184,717	$190,508	$24,898	$18,488	$8,904

Total equity	$358,462	$253,219	$172,444	$107,725	$96,446

(a) Long-term debt includes the non-current portion of our credit arrangement (for 2005 and 2006) and capital lease obligations (for all years), but excludes the current portion of our credit agreement and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2006, 2005 and 2004.

Introduction

    We currently manage three operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents our reportable segments:

•	inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional outsourcing.

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education.

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.

Our business is heavily dependent on the willingness and propensity of our customers to seek outsourced solutions for the services we provide. We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility. Although large contracts with these manufacturers remain an important component of our overall business activity, there is a potential for margin contraction and the termination of contracts resulting from downsizing and other cost control measures by large pharmaceutical manufacturers.

We believe that the increasing percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions, rather than building significant infrastructure internally. We therefore target a broad spectrum of companies within the pharmaceutical and life sciences industry in seeking to develop business opportunities.

Critical Accounting Policies

Revenue Recognition

The following is a summary of our revenue recognition policy, based on the segment and services we provide:

inVentiv Clinical

•	Clinical Staffing and Recruiting- Revenues are recognized and recorded when services are rendered.

•	Functional Outsourcing- Revenues are recognized and recorded when milestones are achieved, in accordance with the terms of the contracts.

•
Executive Placement- Revenues are recognized and recorded at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.

inVentiv Communications

•
Advertising and Communication support- Revenues are recognized and recorded under the proportional performance method, by relating the actual hours of work performed to date to the current estimated total hours of the respective projects. Any anticipated losses on projects are recognized when such losses are anticipated. Time and production billings are billed as incurred for actual time and expenses.

•	Branding Consultation- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.

•	Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or when milestones are achieved, depending on the terms of the specific contracts.

•	Interactive Communication Development- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

inVentiv Commercial

•
Sales and Marketing Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized. Most of our Sales and Marketing Teams’ contracts involve two phases, a “deployment phase”, typically three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

Our inVentiv Pharma Teams contracts specify a separate fee for the initial “deployment phase” of a project. We consider the deployment phase to be a separate and distinct earnings process and recognize the related revenues throughout the deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract. We generally recognize revenue during the “promotion phase” of our inVentiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force. The accounting for the two phases is based on our analysis of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting within the meaning of paragraph 9 of EITF 00-21.

Many of the product detailing contracts allow for additional periodic incentive fees to be earned once agreed-upon performance benchmarks have been attained. Revenue from incentive fees is recognized and recorded when we are reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

Non-refundable conversion fees are recognized and recorded as revenue when one of our sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

•
Planning and Analytics- Revenues for HPR generally include fixed fees, which are recognized and recorded when monthly services are performed based on the proportional performance method and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized and recorded when the services are provided and payment is reasonably assured.

•
Regulatory Compliance and Patient Assistance- Regulatory compliance revenues for both fixed fees services and fees for specific compliance related services are recognized and recorded when monthly services are performed. Patient assistance programs revenues depend on the number of patients served and are recognized and recorded as each service is performed.

•	Marketing Support Services- Revenues are recognized and recorded based on time incurred and fulfillment requirements in accordance with the terms of the contracts .

•	Professional Development and Training- Revenues are generally recognized and recorded as training courses are completed.

General Revenue Recognition

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized. In certain cases, based on our analysis of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and related accounting literature, we may also record certain reimbursable transactions, such as the placement of media advertisements where we act as an agent, as net revenues.

Loss Contracts
We periodically analyze our contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable. We did not have any material loss contracts in 2006, 2005 or 2004.

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

 Goodwill and Other Intangible Assets

    Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any. We calculate and compare the fair value of the goodwill and indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If we deem the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, we amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and we continue to review for impairment on an annual basis.

    We performed annual impairment tests as of June 30, 2006 and concluded that the existing goodwill and indefinite-lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2006, based on various factors, including updated forecasts and the current condition of the Company. As of December 31, 2006, we had goodwill of approximately $266.8 million and other intangibles (net) of $152.6 million in the Consolidated Balance Sheet.

Stock-based Compensation

    Statement of Financial Accounting Standards No. 123R “Share Based Payments” (“ SFAS 123R”),establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, we adopted the accounting provisions of SFAS 123R as of January 1, 2006.

    We adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, compensation expense was recognized using a ratable amortization method.

    With the adoption of SFAS 123R in 2006, we have limited our issuance of stock options to senior executives, while granting restricted shares to employees at various levels. During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. In 2006, we analyzed historical trends in these variables on a quarterly basis, resulting in a decrease in our expected volatility to 39% during the fourth quarter of 2006, while the range of the expected term remained at 5.5 to 6 years. For the year ended December 31, 2006 we elected to use the simplified method of determining the expected term as permitted by SAB 107 the range of the expected term remained unchanged at 5.5 to 6 years. We continue to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, and have certain restrictions under its credit facility to pay dividends and thus have assumed a 0% dividend yield. Stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures based on an estimated forfeiture rate of 3.25%. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

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

Derivative Financial Instruments

    Effective October 2005, we entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. We entered into this interest rate swap agreement to modify the interest rate characteristics of our outstanding long-term debt. At the inception of the hedged item’s designation, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

    From October 2005 to July 2006, we did not qualify for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

    On July 17, 2006, we formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical derivative model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. From July 2006 to December 2006, the fair market value of the derivative asset decreased to approximately $1.1 million, resulting in a $1.8 million decrease in the derivative asset; approximately $1.2 million (approximately $0.7 million, net of taxes) adjustment to Other Comprehensive Income; and $0.6 million of interest expense due to ineffectiveness of the hedged item.

New Accounting Pronouncements

    In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined the impact SFAS 159 will have on its consolidated results of operations or consolidated financial position.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We have not yet determined the impact SFAS 157 will have on its consolidated results of operations or consolidated financial position.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our consolidated results of operations or consolidated financial position.

    In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, we will adopt FIN 48 on January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We evaluated the impact of the adoption of FIN 48 and do not expect it to have a material impact on the Company’s consolidated statements of operations, financial position, cash flows, or other significant matters, such as debt covenants or the Company’s normal business practices.

    On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our consolidated results of operations or consolidated financial position.

    In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have a material impact on our consolidated balance sheets, consolidated income statements or consolidated statements of cash flows.

Recent Business Developments

Acquisitions

Ignite - In February 2007, we signed a definitive agreement to acquire ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) for approximately $20.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. We will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2009. Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were not included in the consolidated financial statements since the definitive agreement was signed after December 31, 2006. Ignite is expected to be included in the inVentiv Communications segment.

Chamberlain - In February 2007, we signed a definitive agreement to acquire Chamberlain Communications Group, Inc. (“Chamberlain”) for approximately $13.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. We will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were not included in the consolidated financial statements since the definitive agreement was signed after December 31, 2006. Chamberlain is expected to be included in the inVentiv Communications segment.

The terms of our acquisitions completed during 2004, 2005 and 2006 are summarized in footnote 3 to our Consolidated Financial Statements included in Part II, Item 8 of this report.

A summary of the purchase price consideration for the acquisitions is as follows, in thousands:

2004 and 2005 acquisitions
Purchase price consideration	Franklin	Smith Hanley	HHI	PRS	inChord
Cash	$6,667	$30,000	$5,000	$9,100	$172,500
Stock	3,580	21,215	747	4,105	12,145
Direct acquisition and other Post-closing adjustments	1,064	1,685	478	440	12,160
Contingent consideration for completed measurement periods	6,788	11,209	10,517	1,989	28,741
Total	$18,099	$64,109	$16,742	$15,634	$225,546

2006 acquisitions
Purchase price consideration	Adheris	JSAI	Synergos	MedConference	DialogCoach
Cash	$45,349	$6,903	$4,000	$4,900	$3,500
Stock	14,617	1,684	1,929	2,168	1,548
Direct acquisition and other Post-closing adjustments	15,341	1,376	500	1,025	667
Contingent consideration for completed measurement periods	7,911	--	847	1,595	--
Total	$83,218	$9,963	$7,276	$9,688	$5,715

    The following represents the allocation of the purchase price to the acquired assets of the 2004, 2005 and 2006 acquisitions. The allocations are based upon the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition date.

Allocation of purchase price (2004-2005 acquisitions)	Franklin	Smith Hanley	HHI	PRS	inChord
Current assets	$3,165	$13,859	$1,005	$1,368	$66,223
Property and equipment, and other noncurrent assets	432	670	48	183	13,533
Goodwill	12,856	37,237	14,317	10,798	107,670
Identifiable intangible assets	2,557	17,400	1,610	3,870	94,300
Liabilities assumed	(911)	(5,057)	(238)	(585)	(56,165)
Minority interest	--	--	--	--	(15)
Total	$18,099	$64,109	$16,742	$15,634	$225,546

Allocation of purchase price (2006 acquisitions)	Adheris	JSAI	Synergos	MedConference	DialogCoach
Current assets	$23,492	$6,215	$900	$1,200	$790
Property and equipment, and other noncurrent assets	810	558	49	238	--
Goodwill	44,937	5,257	4,186	5,571	3,398
Identifiable intangible assets	28,170	4,990	2,411	3,000	2,070
Liabilities assumed	(14,191)	(7,057)	(270)	(321)	(543)
Total	$83,218	$9,963	$7,276	$9,688	$5,715

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets.

Divesting Transactions

During 2002 and 2003, we divested our European Contract Sales businesses. We have been receiving payments subsequent to the divestiture of the German-based business based on the subsequent earnings of the divested unit. For the years ended December 31, 2006, 2005 and 2004, we received approximately $1.4 million, $1.7 million and $2.1 million, respectively, relating to these divestitures. In addition, approximately $1.2 million of tax liability was reversed since the receivership of the previously-divested France-based unit was finalized during the fourth quarter of 2006.

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues:
	For the Years Ended December 31,
	2006		2005		2004
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
inVentiv Clinical	$149,786	19.5%	$113,700	20.4%	$21,688	6.2%
inVentiv Communications	257,055	33.6%	48,726	8.8%	--	--
inVentiv Commercial	359,404	46.9%	393,886	70.8%	330,496	93.8%
Total revenues	766,245	100.0%	556,312	100.0%	352,184	100.0%

Cost of services:
inVentiv Clinical	100,632	67.2%	75,177	66.1%	14,487	66.8%
inVentiv Communications	161,533	62.8%	32,440	66.6%	--	--
inVentiv Commercial	284,584	79.2%	309,408	78.6%	265,246	80.3%
Total cost of services	546,749	71.4%	417,025	75.0%	279,733	79.4%

Selling, general and administrative expenses	141,418	18.4%	79,313	14.3%	38,539	10.9%

Other operating income	--	--	--	--	264	--

Total operating income	78,078	10.2%	$59,974	10.8%	$34,176	9.7%
Interest expense	(11,361)	(1.5)%	(3,955)	(0.7)%	(922)	(0.3)%
Interest income	2,694	0.4%	1,409	0.3%	678	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	69,411	9.1%	57,428	10.4%	33,932	9.6%
Income tax provision	(19,166)	(2.5)%	(14,229)	(2.6)%	(3,802)	(1.1)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	50,245	6.6%	43,199	7.8%	30,130	8.5%
Minority interest in income of subsidiary	(1,207)	(0.2)%	(224)	--	--	--
Equity earnings in investments	160	--	107	--	--	--
Income from continuing operations	49,198	6.4%	43,082	7.8%	30,130	8.5%
Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	2,037	0.3%	781	0.1%	1,002	0.3%
Income from discontinued operations	2,037	0.3%	781	0.1%	1,002	0.3%

Net income	$51,235	6.7%	$43,863	7.9%	$31,132	8.8%

Earnings per share:
Continuing operations:
Basic	$1.69		$1.60		$1.26
Diluted	$1.64		$1.53		$1.18
Discontinued operations:
Basic	$0.07		$0.03		$0.04
Diluted	$0.06		$0.03		$0.04
Net income:
Basic	$1.76		$1.63		$1.30
Diluted	$1.70		$1.56		$1.22
* Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues: Revenues increased by approximately $209.9 million, or 37.7%, to $766.2 million in the year ended December 31, 2006, from $556.3 million in the year ended December 31, 2005.

inVentiv Clinical’s revenues were $149.8 million during the year ended December 31, 2006, an increase of $36.1 million compared to $113.7 million during the year ended December 31, 2005. Revenues in the clinical staffing and recruiting division were higher in 2006 predominantly due to increased placement of clinical staffing personnel. The clinical staffing and recruiting division also typically experiences a decrease in personnel during the first quarter of a year as clients may decide not to continue to employ these temporary personnel. This “falloff” was less significant in 2006 than 2005. Finally, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

inVentiv Communications was established principally through the acquisitions of inChord in October 2005, Adheris in February 2006 and JSAI in April 2006, and contributed approximately $257.0 million of revenues during the year ended December 31, 2006, versus approximately $48.7 million of revenue from the acquisition date of inChord through December 31, 2005. This segment specializes in pharmaceutical advertising, branding, marketing and patient and physician education.

Revenues in our inVentiv Commercial business were $359.4 million, a decrease of $34.5 million or 8.8% from the $393.9 million in the same period in 2005. This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by additional revenue during 2006 from acquisitions, such as PRS, which was acquired in August 2005, and MedConference and DialogCoach, which were acquired during the fourth quarter of 2006.

Cost of Services: Cost of services increased by approximately $129.7 million or 31.1%, to $546.7 million for the year ended December 31, 2006 from $417.0 million in the year ended December 31, 2005. Cost of services decreased as a percentage of revenues to 71.4% from 75.0% in the year ended December 31, 2006 and 2005, respectively, mainly due to increased acquisitions that are contributing higher margins than the historical Commercial business. Overall cost of services increased due to increased revenue over the same period; in addition, cost of services increased due to $2.4 million of share-based compensation expense not recorded in prior years. On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods. Starting in January 2006, as a result of adopting SFAS 123R, inVentiv has also recorded compensation expense for its stock options. For further details on the new accounting policy, see section on Critical Accounting Policies.

inVentiv Clinical’s cost of services increased by approximately $25.4 million, or 33.9%, to $100.6 million during the year ended December 31, 2006 from $75.2 million during the year ended December 31, 2005. Cost of services as a percentage of revenues increased from 66.1% during the year ended December 31, 2005 to 67.2% during the same period in 2006.

inVentiv Communications was acquired starting in October 2005 and incurred approximately $161.5 million of cost of sales during the year ended December 31, 2006. Cost of services was $32.4 million from the inChord acquisition date through December 31, 2005. Cost of sales was 62.8% of this segment’s revenues in 2006 and 66.6% for the three-month period in 2005. This segment specializes in pharmaceutical advertising, branding, marketing and patient and physician education. Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15 million liability) on inChord’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The Company has monitored these performance thresholds on a quarterly basis. At December 31, 2006, as a result of new business and a strengthened outlook for inChord’s business during 2007, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies. The Company will continue to monitor these performance thresholds, which may result in up to an additional $3.7 million of expenses, but currently the Company does not believe that it is probable that the final threshold will be met.

Cost of services at inVentiv Commercial decreased by approximately $24.8 million, or 8.0%, to $284.6 million in the year ended December 31, 2006 from $309.4 million in the year ended December 31, 2005, mainly due to the decrease in revenues. Cost of services was 79.2% of inVentiv Commercial revenue in the year ended December 31, 2006, compared to 78.6% in the year ended December 31, 2005, mainly due to increased compensation expense in 2006 for unvested shares as discussed above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $62.1 million, or 78.3%, to $141.4 million from $79.3 million in the year ended December 31, 2006 and 2005, respectively. This increase was primarily due to SG&A expenses at inChord, which was acquired in October 2005, and additional SG&A from acquisitions consummated in 2006; increased compensation levels in 2006 versus 2005; and $5.1 million of share-based compensation expense, which was new in 2006, as described above in the cost of services section.

SG&A expenses at inVentiv Clinical was approximately $37.6 million in 2006, compared to $29.1 million during 2005 due to increased selling expense and commissions from additional business; additional staffing requirements; SG&A expense from Synergos, which was acquired on April 1, 2006; and increased compensation expense relating to the adoption of SFAS 123R.

SG&A expenses at inVentiv Communications, which was acquired in October 2005, was approximately $60.6 million for the year ended December 31, 2006, and $10.6 million for the period in 2005 subsequent to the acquisition. As described in the cost of services’ section, the Company recorded an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of potential $15.0 million in liabilities relating to certain performance thresholds of the segment over a three-year period. See above for further details.

SG&A expenses at inVentiv Commercial increased by approximately $1.5 million, or 5.2%, to $30.5 million in the year ended December 31, 2006 from $29.0 million incurred in the year ended December 31, 2005. This increase was mainly due to the increased compensation expense attributable to the adoption of SFAS 123R this year, and additional SG&A from new acquisitions during the fourth quarter of 2006.

Other SG&A was approximately $12.7 million for the year ended December 31, 2006, an increase of approximately $2.1 million or 19.4% from $10.6 million for the year ended December 31, 2005. Almost all of this increase was related to increases in stock-based compensation expense in 2006, as described above.

Provision for Income Taxes: In June 2006, we recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it is more likely than not that this deferred tax asset will be realized. Including these tax benefits, our annual effective tax rate was 27.6% in 2006.

In March 2005, we recognized a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, we recorded a tax benefit of approximately $6.7 million primarily related to the reversal of a previously recorded valuation allowance as we determined an additional portion of its deferred tax asset was more likely than not expected to be realized. Including these tax benefits, our annual effective tax rate was 24.8% in 2005.

Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, the Company will adopt FIN 48 as of January 1, 2007, as required. Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We conducted an internal review of its uncertain tax positions resulting from the adoption of FIN 48. The adoption of FIN 48 is not expected to have a material impact on our consolidated results of operations, financial position and cash flows.

Discontinued Operations: For the year ended December 31, 2006 and 2005, earnings from discontinued operations, net of taxes, were approximately $2.0 million and $0.8 million, respectively. The gains on disposals of discontinued operations mainly consisted of contingency payments due from our previously-divested Germany-based unit. In addition, approximately $1.2 million of tax liability was reversed since the receivership of the previously-divested France-based unit was finalized during the fourth quarter of 2006.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately 16.8% to $51.2 million, from net income of $43.9 million in the year ended December 31, 2006 and 2005, respectively. Diluted earnings per share increased to earnings of $1.70 per share for the 2006 from earnings of $1.56 per share for 2005.  Operating results were higher due to increased results in inVentiv Communications and the new acquisitions, offset by stock-based compensation expense recorded as a result of adopting SFAS 123R. Earnings per share were also affected because of approximately 1.9 million additional shares outstanding in 2006 over 2005.

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

Revenues in our inVentiv Commercial business were $393.9 million in the year ended December 31, 2005, an increase of $63.4 million or 19.2% from $330.5 million in the year ended December 31, 2004, and accounted for 70.8% of total revenues for the year ended December 31, 2005. The majority of this growth is due to increased business in our inVentiv Pharma Teams, offset by decreases attributable to contract conversions of certain clients. There were also two acquisitions (Franklin in June 2004 and PRS in August 2005), which contributed to the increase in revenues.

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

SG&A: SG&A expenses increased by approximately $40.8 million, or 105.8%, to $79.3 million from $38.5 million in the years ended December 31, 2005 and 2004, respectively. This increase was primarily due to increased compensation levels in 2005 versus 2004, SG&A expenses incurred at the divisions acquired in 2004 and 2005, increases in professional fees related to increased acquisitions and compliance with the internal control standards of Section 404 of the Sarbanes-Oxley Act of 2002, and the hiring of an internal audit department in 2005.

SG&A expenses at our inVentiv Clinical business units, which were acquired during the fourth quarter of 2004, were approximately $29.0 million during the year ended December 31, 2005, compared to $5.5 million during the fourth quarter of 2004.

SG&A expenses at our newly acquired inVentiv Communications businesses were approximately $10.6 million in 2005, which reflects expenses incurred during the fourth quarter, when the acquisition of inVentiv Communications, Inc. was consummated.

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

Provision for Income Taxes: In March 2005, we recorded a tax benefit of approximately $1.6 million primarily related to prior period tax contingencies, which are no longer required. During the third quarter of 2005, we recorded a tax benefit of approximately $6.7 million primarily related to the reversal of a previously recorded valuation allowance as the Company determined an additional portion of its deferred tax asset was more likely than not expected to be realized. Including these tax benefits, our annual effective tax rate was 24.8% in 2005.

During the fourth quarter of 2004, we recorded a tax benefit of approximately $7.1 million primarily related to the divestiture and shutdown of certain former subsidiaries. Our tax rate during the fourth quarter benefited additionally from $2.0 million of net federal & state tax adjustments and other one-time reversals, primarily related to prior period tax contingencies, which are no longer required. Including these tax benefits, our annual effective tax rate was 11.2% in 2004.

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

Liquidity and Capital Resources

At December 31, 2006, we had $79.8 million of unrestricted cash and equivalents, an increase of $6.7 million from December 31, 2005. For the year ended December 31, 2005 compared to 2006, cash provided by operations increased by $30.4 million from $55.3 million to $85.7 million. Cash used in investing activities decreased from $196.1 million to $70.2 million for the year ended December 31, 2005 and 2006, respectively. Cash from financing activities decreased from a source of $163.2 million to a use of $9.0 million over the same comparative periods.

    Cash provided by operations was $85.7 million during the year ended December 31, 2006, while cash provided by operations was $55.3 million in the year ended December 31, 2005. This increase was, in large part, due to the increased operating cash flows from inVentiv Communications, Inc. and other acquisitions relating to new business. Timing of advances recorded as deferred revenue in new contracts from certain inVentiv Communications, Inc. clients increased dramatically in 2006 over 2005.

    Cash used in investing activities decreased by $125.9 million from $196.1 million to $70.2 million for the year ended December 31, 2005 and 2006, respectively. The Company paid $187.0 million for the 2005 acquisitions of inVentiv Communications, Inc. and PRS, while spending $61.5 million in acquisitions for the 2006 acquisitions of Adheris, JSAI, Synergos, MedConference and DialogCoach.

    Cash from financing activities decreased from a source of $163.2 million to a use of $9.0 million over the same comparative periods, mainly due to the Company’s borrowing of $175.0 million in 2005 pursuant to the acquisition of inChord as more fully described below, with no corresponding amounts drawn on the line of credit in 2006. During 2006, inVentiv adopted SFAS 123 R, resulting in a $8.6 million excess tax benefit, which is displayed as a financing inflow and corresponding operating outflow. This did not exist in 2005.

    Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. As of December 31, 2006, we complied with the requirements, including all covenants, of the credit facility. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to inVentiv in a single drawing at the time of the inVentiv Communications, Inc. transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

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

•
The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which we are required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. We are in compliance with all covenants.

Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months. However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. The acquisition agreements entered into in connection with our 2004, 2005 and 2006 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Commitments and Contractual Obligations

A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 -5 years	More than 5 years
Long term debt obligations (a)	$210,796	$11,807	$24,406	$174,583	--
Capital lease obligations (b)	37,601	13,692	20,185	3,724	--
Operating leases (c)	65,332	15,638	21,150	15,450	13,094
Acquisition-related incentive (d)	11,025	--	11,025	--	--
Total obligations	$324,754	$41,137	$76,766	$193,757	$13,094

(a)	These future commitments represent the principal and interest payments under the $175 million term loan under our credit facility.
(b)	These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2006 but will be recorded as incurred.
(c)
Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term, as provided for in the leasing arrangements.

(d)	The former stockholders of inVentiv Communications, Inc. are contractually obligated to reimburse us for $5.0 million of this amount.

    The acquisition agreements entered into in connection with all of our acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See footnote 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effect of Inflation

    Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2006, 2005 or 2004.

Off-Balance Sheet Arrangements

    As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt Exposure

At December 31, 2006, we had $164.6 million debt outstanding under our unsecured term loan. See Liquidity and Capital Resources section for further detail on our credit agreement. We will incur variable interest expense with respect to its outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at December 31, 2006, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, we entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inChord. We entered into this interest rate swap agreement to modify the interest rate characteristics of our outstanding long-term debt. At the inception of the hedged item’s designation, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

From October 2005 to July 2006, we did not qualify for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, we formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical derivative model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. From July 2006 to December 2006, the fair market value of the derivative asset decreased to approximately $1.1 million, resulting in a $1.8 million decrease in the derivative asset; approximately $1.2 million (approximately $0.7 million, net of taxes) adjustment to Other Comprehensive Income; and $0.6 million of interest expense due to ineffectiveness of the hedged item.

Foreign Currency Exchange Rate Exposure

We are not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units and our Canadian subsidiary, equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to its consolidated financial statements. Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations. The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At December 31, 2006, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.2 million. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment excludes the Adheris, JSAI, Synergos, MedConference and DialogCoach businesses we acquired in 2006 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States). The financial statements of these acquired businesses constitute 8% and 15% of revenues and total assets, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of inVentiv Health, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of inVentiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Adheris, JSAI, Synergos, MedConference and DialogCoach, which were acquired in 2006, and whose financial statements reflect total assets and revenues constituting 15% and 8% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the aforementioned Adheris, JSAI, Synergos, MedConference and DialogCoach. The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of inVentiv Health, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock compensation to conform to Statement of Financial Accounting Standards No. 123 (revised 2004) Share Base Payment.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 27, 2007

INVENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and equivalents	$79,835	$73,102
Restricted cash	50	3,878
Accounts receivable, net of allowances for doubtful accounts of $3,583 and $3,979 at
December 31, 2006 and 2005, respectively	124,283	112,782
Unbilled services	75,691	41,206
Prepaid expenses and other current assets	8,524	5,737
Current deferred tax assets	834	4,029
Total current assets	289,217	240,734

Property and equipment, net	43,380	36,637
Equity investments	5,076	5,183
Goodwill	266,827	173,777
Other intangibles, net	152,637	117,606
Deferred tax assets	--	3,428
Deposits and other assets	13,917	6,529
Total assets	$771,054	$583,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$11,708	$10,859
Current portion of long-term debt	1,667	1,750
Accrued payroll, accounts payable and accrued expenses	123,175	77,816
Current income tax liabilities	1,475	7,359
Client advances and unearned revenue	64,508	29,393
Total current liabilities	202,533	127,177

Capital lease obligations, net of current portion	21,800	17,695
Long-term debt	162,917	172,813
Deferred tax liabilities	6,756	--
Other non-current liabilities	18,471	12,994
Total liabilities	412,477	330,679

Commitments and contingencies

Minority interests	115	(4)

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2006 and 2005, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 29,975,710 and 27,862,436
Shares issued and outstanding at December 31, 2006 and 2005, respectively	30	28
Additional paid-in-capital	284,331	233,441
Deferred compensation	--	(3,563)
Accumulated other comprehensive (losses) income	(226)	221
Accumulated earnings	74,327	23,092
Total stockholders’ equity	358,462	253,219

Total liabilities and stockholders’ equity	$771,054	$583,894

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Net Revenues	$631,620	$467,013	$312,892
Reimbursable out-of-pockets	134,625	89,299	39,292
Revenues	766,245	556,312	352,184
Operating expenses:
Cost of services	410,184	327,648	241,468
Reimbursed out-of-pocket expenses	136,565	89,377	38,265
Selling, general and administrative expenses	141,418	79,313	38,539
Other operating income	--	--	(264)
Total operating expenses	688,167	496,338	318,008
Operating income	78,078	59,974	34,176
Interest expense	(11,361)	(3,955)	(922)
Interest income	2,694	1,409	678
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	69,411	57,428	33,932
Income tax provision	(19,166)	(14,229)	(3,802)
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	50,245	43,199	30,130
Minority interest in income of subsidiaries	(1,207)	(224)	--
Equity earnings in investments	160	107	--
Income from continuing operations	49,198	43,082	30,130

Income from discontinued operations:
Gains on disposals of discontinued operations, net of tax benefit (expense) of $749, ($442) and ($547) for the years ended December 31, 2006, 2005 and 2004, respectively	2,037	781	1,002
Income from discontinued operations	2,037	781	1,002

Net income	$51,235	$43,863	$31,132

Earnings per share:
Continuing operations:
Basic	$1.69	$1.60	$1.26
Diluted	$1.64	$1.53	$1.18
Discontinued operations:
Basic	$0.07	$0.03	$0.04
Diluted	$0.06	$0.03	$0.04
Net income:
Basic	$1.76	$1.63	$1.30
Diluted	$1.70	$1.56	$1.22
Weighted average common shares outstanding:
Basic	29,159	26,875	23,951
Diluted	30,058	28,165	25,437

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulatedearnings (deficit)	Deferred Compen- sation	Compre-hensive Income (Losses)	Accumulated Other Comprehen-sive Income (Losses)	Total
Balance at January 1, 2004	$23	$159,359	$(51,675)	$(85)		$103	107,725
Net income	--	--	31,132	--	$31,132	--	31,132
Foreign currency translation adjustment	--	--	--	--	217	217	217
					$31,349
Vesting of restricted shares	--	--	--	64		--	64
Compensation expense	--	74	--	--		--	74
Exercise of stock options	2	3,196	--	--		--	3,198
Issuance of restricted shares	--	399	--	(399)		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	4,493	--	--		--	4,493
Issuance of shares in connection with acquisitions	1	25,540	--	--		--	25,541
Balance at December 31, 2004	26	193,061	(20,543)	(420)		320	172,444
Net income	--	--	43,863	--	$43,863	--	43,863
Foreign currency translation adjustment	--	--	--	--	(99)	(99)	(99)
					$43,764
Vesting of restricted shares	--	--	--	694		--	694
Compensation expense	--	435	--	--		--	435
Exercise of stock options	1	6,831	--	--		--	6,832
Issuance of restricted shares	--	3,858	--	(3,858)		--	--
Cancellation of restricted shares	--	(21)	--	21		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	9,772	--	--		--	9,772
Issuance of shares in connection with acquisitions	1	19,505	--	--		--	19,506
Cash distribution TSP	--	--	(228)	--		--	(228)
Balance at December 31, 2005	28	233,441	23,092	(3,563)		221	253,219
Net income	--	--	51,235	--	$51,235	--	51,235
Foreign currency translation adjustment	--	--	--	--	225	225	225
Net change in effective portion of derivative, net of taxes	--	--	--	--	(672)	(672)	(672)
					$50,788
Reclassification of unvested restricted shares to additional paid in capital	--	(3,563)	--	3,563		--	--
Vesting of restricted shares	--	3,089	--	--		--	3,089
Withhold shares for taxes	--	(190)	--	--		--	(190)
Consultant compensation	--	728	--	--		--	728
Exercise of stock options	1	6,525	--	--		--	6,526
Stock option expense	--	4,450	--	--		--	4,450
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	8,959	--	--		--	8,959
Issuance of shares in connection with acquisitions	1	30,892	--	--		--	30,893
Balance at December 31, 2006	$30	$284,331	$74,327	$--		$(226)	$358,462

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$51,235	$43,863	$31,132
Income from discontinued operations	(2,037)	(781)	(1,002)
Income from continuing operations	49,198	$43,082	$30,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,130	15,491	15,602
Amortization	5,610	1,934	306
Earnings of equity investments	(160)	(107)	--
Minority interest in income of subsidiary	1,207	224	--
Fair market value adjustment on derivative financial instrument	(2,069)	(269)	--
Deferred taxes	13,379	4,352	(4,711)
Stock compensation expense	7,539	694	138
Tax benefit from stock option exercises and vesting of restricted shares	9,831	9,772	4,493
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	2,257	(20,204)	(1,186)
Unbilled services	(32,576)	10,348	(9,522)
Prepaid expenses and other current assets	(197)	6,521	(1,208)
Accrued payroll, accounts payable and accrued expenses	7,154	(6,401)	8,413
Current income tax liabilities	(6,754)	(4,754)	2,948
Client advances and unearned revenue	21,715	(8,186)	4,286
Excess tax benefits from stock based compensation	(8,641)	--	--
Other	2,403	3,757	397
Net cash provided by continuing operations	85,026	56,254	50,086
Net cash provided by (used in) discontinued operations	624	(951)	(1,125)
Net cash provided by operating activities	85,650	55,303	48,961

Cash flows from investing activities:
Restricted cash balances	3,828	(1,332)	(816)
Investment in cash value of life insurance policies	(2,911)	(1,382)	--
Cash paid for acquisitions, net of cash acquired	(61,461)	(187,002)	(44,943)
Acquisition earn-out payments	(8,267)	(5,181)	--
Equity investments	267	(115)	--
Purchases of property and equipment	(6,704)	(5,936)	(5,697)
Proceeds from manufacturers rebates on leased vehicles	3,630	3,093	3,799
Net cash used in continuing operations	(71,618)	(197,855)	(47,657)
Net cash provided by discontinued operations	1,413	1,732	2,141
Net cash (used in) provided by investing activities	(70,205)	(196,123)	(45,516)

Cash flows from financing activities:
Borrowings on credit agreement	--	175,000	--
Repayments on credit agreement	(9,979)	(437)	--
Repayments of capital lease obligations	(12,948)	(14,624)	(11,021)
Fees to establish credit agreement	--	(3,330)	--
Withholding shares for taxes	(190)	--	--
Proceeds from exercise of stock options	6,525	6,831	3,198
Excess tax benefits from stock-based compensation	8,641	--	--
Distributions to minority interests in affiliated partnership	(1,087)	(228)	--
Net cash (used in) provided by continuing operations	(9,038)	163,212	(7,823)
Net cash provided by discontinued operations	--	--	--
Net cash (used in) provided by financing activities	(9,038)	163,212	(7,823)

Effect of exchange rate changes	326	(99)	217

Net increase (decrease) in cash and equivalents	6,733	22,293	(4,161)
Cash and equivalents, beginning of year	73,102	50,809	54,970
Cash and equivalents, end of year	$79,835	$73,102	$50,809

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,798	$4,090	$857
Cash paid for income taxes	$8,077	$5,296	$1,641
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$21,871	$10,845	$16,581
Stock issuance related to acquisitions	$30,893	$19,506	$25,541
(1)	See footnote 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health, Inc.) is a leading provider of value-added services to the pharmaceutical and life sciences industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis that permits the Company to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions. The Company provides services to over 200 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

The Company’s service offerings reflect the changing needs of its clients as their products move through the late-stage development and regulatory approval processes and into product launch. The Company has established expertise and leadership in providing the services its clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle through both standalone and integrated solutions.

On June 14, 2006, the Company changed its name to inVentiv Health, Inc. as part of a re-branding initiative that began when the Company acquired inVentiv Communications, Inc. (then known as inChord Communications, Inc.) (“inVentiv Communications, Inc.” or "inChord"), a healthcare marketing and communications company.

Business Segments

The Company currently serves its clients primarily through three business segments, which correspond to its reporting segments for 2006:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional outsourcing. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus) and HHI Clinical & Statistical Research Services (“HHI”), which the Company acquired during the fourth quarter of 2004, and Synergos, LLP ("Synergos"), a clinical services provider with expertise in clinical trial management services, which the Company acquired in the second quarter of 2006.

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education. This segment includes inVentiv Communications, Inc., Adheris, Inc. ("Adheris"), a patient compliance and persistence communications company, which the Company acquired in the first quarter of 2006, and Jeffrey Simbrow Associates ("JSAI"), a leading healthcare marketing and communications agency, which the Company acquired in the second quarter of 2006, as more fully discussed below.

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes inVentiv Pharma Teams, inVentiv Analytics and inVentiv Pharma Solutions.

The Company’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc. Our continuing operations consist primarily of three business segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial. All significant intercompany transactions have been eliminated in consolidation.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany. Both of these investments are accounted for by using the equity method of accounting.

In December 2005, the Company entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. This project is in the development stage and has not commenced providing client services.

Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have original maturities of three months or less. See footnote 5 for a description of restricted cash balances.

Revenue Recognition

The following is a summary of the Company’s revenue recognition policy, based on the segment and services the Company provides:

inVentiv Clinical

•	Clinical Staffing and Recruiting- Revenues are recognized and recorded when services are rendered.

•	Functional Outsourcing- Revenues are recognized and recorded when milestones are achieved, in accordance with the terms of the contracts.

•
Executive Placement- Revenues are recognized and recorded at the time a candidate begins full-time employment. Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.

inVentiv Communications

•
Advertising and Communication support- Revenues are recognized and recorded under the proportional performance method, by relating the actual hours of work performed to date to the current estimated total hours of the respective projects. Any anticipated losses on projects are recognized when such losses are anticipated. Time and production billings are billed as incurred for actual time and expenses.

•	Branding Consultation- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or when milestones are achieved, depending on the terms of the specific contracts.

•	Interactive Communication Development- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

inVentiv Commercial

•
Sales and Marketing Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized. Most of our Sales and Marketing Teams’ contracts involve two phases, a “deployment phase”, typically three months, in which the Company performs initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

Our inVentiv Pharma Teams contracts specify a separate fee for the initial “deployment phase” of a project. The Company considers the deployment phase to be a separate and distinct earnings process and recognize the related revenues throughout the deployment phase, which typically spans a period of two to three months at the beginning of the first year of a contract. The Company generally recognizes revenue during the “promotion phase” of our inVentiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force. The accounting for the two phases is based on our analysis of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, in which the Company has concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting within the meaning of paragraph 9 of EITF 00-21.

Many of the product detailing contracts allow for additional periodic incentive fees to be earned once agreed upon performance benchmarks have been attained. Revenue from incentive fees is recognized and recorded when the Company is reasonably assured that payment will be made, and is typically based upon verification through calculation of achievement, third party data or client verification. Many contracts also stipulate penalties if agreed upon performance benchmarks have not been met. These penalties are recognized upon verification of performance shortfalls.

Non-refundable conversion fees are recognized and recorded as revenue when one of our sales professionals accepts a firm offer of permanent employment from a customer during the term of a contract.

•
Planning and Analytics- Revenues for HPR generally include fixed fees, which are recognized and recorded when monthly services are performed based on the proportional performance method and when payment is reasonably assured. HPR’s initial contracts typically range from one month to one year. Revenues for additional services are recognized and recorded when the services are provided and payment is reasonably assured.

•
Regulatory Compliance and Patient Assistance- Regulatory compliance revenues for both fixed fees services and fees for specific compliance related services are recognized and recorded when monthly services are performed. Patient assistance programs revenues depend on the number of patients served and are recognized and recorded as each service is performed.

•	Marketing Support Services- Revenues are recognized and recorded based on time incurred and fulfillment requirements in accordance with the terms of the contracts .

•	Professional Development and Training- Revenues are generally recognized and recorded as training courses are completed.

General Revenue Recognition

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized. In certain cases, based on the Company’s analysis of EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and related accounting literature, the Company may also record certain reimbursable transactions, such as the placement of media advertisements where the Company acts as an agent, as net revenues.

Loss Contracts
The Company periodically analyzes its contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance. In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable. The Company did not have any material loss contracts in 2006, 2005 or 2004.

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

Property and Equipment

Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to seven years; computer equipment over two to five years; leasehold improvements over the shorter of the term of the lease or the estimated useful lives of the improvements. The Company amortizes the cost of vehicles under capital leases on a straight-line basis over the term of the lease.

 Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step screens for potential impairment, and the second step measures the amount of impairment, if any. The Company calculates the fair value of the goodwill and indefinite-lived intangible asset and compares this to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If the Company deems the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, the Company amortizes the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and the Company continues to review for impairment on an annual basis.

The Company performed annual impairment tests as of June 2006 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2006, based on various factors, including updated forecasts and the current condition of the Company. As of December 31, 2006, the Company had goodwill of approximately $266.8 million and other intangibles (net) of $152.6 million in the Consolidated Balance Sheet.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. There were no material impairment losses in 2006, 2005 or 2004.

Claims and Insurance Accruals

    The Company maintains self-insured retention limits for certain insurance policies. The liabilities associated with the risk retained by us are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the Company’s actual costs differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$49,198	$43,082	$30,130
Weighted average number of common shares outstanding	29,159	26,875	23,951
Basic EPS from continuing operations	$1.69	$1.60	$1.26

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$49,198	$43,082	$30,130
Adjustments	--	--	--
Adjusted income from continuing operations	$49,198	$43,082	$30,130

Weighted average number of common shares outstanding	29,159	26,875	23,951
Stock options (1)	780	1,265	1,482
Restricted awards (2)	119	25	4
Total diluted common shares outstanding	30,058	28,165	25,437

Diluted EPS from continuing operations	$1.64	$1.53	$1.18

(1)
For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, 362,479 shares, 55,911 shares, and 377,121 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2)
For the years ended December 31, 2006, December 31, 2005 and December 31, 2004, 7,336 shares and 9,770 shares, and 3,826 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of any loss carryforwards or capital losses. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, the Company maintains reserves for certain tax items, which are included in income taxes payable on its consolidated balance sheet. The Company periodically reviews these reserves to determine if adjustments to these balances are necessary.

Foreign Currency Translations

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and our Canadian subsidiary, equity investments and minority interests in inVentiv Communications’ foreign business units, which are not material to its consolidated financial statements. The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations. The financial statements of the Company’s subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At December 31, 2006, the accumulated other comprehensive losses related to foreign currency translations was approximately $0.2 million. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

    The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  Estimates are used in determining items such as revenue recognition, reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax valuation, claims and insurance accruals, derivative financial instruments, stock based compensation and amounts recorded for contingencies and other reserves.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on its consolidated results of operations or consolidated financial condition.

Fair Value of Liquid Financial Instruments

    The carrying amount of our cash and cash equivalents, accounts receivable, unbilled services and accounts payable approximate fair value because of the relatively short maturity of these instruments.

Derivative Financial Instruments

    The Company enters into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense). The fair values of the Company’s interest rate swaps are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Concentration of Credit Risk

    Financial instruments that potentially subject us to concentration of credit risk consist of accounts receivable and unbilled services. The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments. The Company is subject to credit exposure to the extent the Company maintains cash balances at one institution in excess of the Federal Depository Insurance Company limit of $100,000. Its receivables are concentrated with its major pharmaceutical clients. The Company does not require collateral or other security to support clients' receivables.

Accounting for Stock Options

    The Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R as of January 1, 2006.

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

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $7.5 million, of which $2.4 million was recorded in cost of services and $5.1 million recorded as Selling, General and Administrative expenses (“SG&A”) for the year ended December 31, 2006. The incremental stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $7.5 million for the year ended December 31, 2006, respectively, net income to decrease by $4.5 million for the year ended December 31, 2006, and basic and diluted earnings per share to decrease by $0.15 per share for the year ended December 31, 2006. Cash from operating activities decreased and cash from financing activities increased by $8.6 million related to excess tax benefits from the exercise of stock-based awards.

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

In March 2005, the SEC issued SAB No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. For the year ended December 31, 2006, the company has elected to use the simplified method of determining the expected term as permitted by SAB 107.

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

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the effect on net income and earnings per share had compensation expense for the employee stock-based awards been recorded based on the fair value method under SFAS 123:

	Years Ended December 31,
(in thousands, except per share data)	2005	2004

Net income attributable to common shareholders, as reported	$43,863	$31,132
Add: total stock-based compensation expense included in reported net income attributable to common shareholders, net of tax	422	39
Less: stock-based employee compensation expense determined under the fair value method, net of related income tax	(3,663)	(2,637)
Pro forma net earnings	$40,622	$28,534
As reported: Basic	$1.63	$1.30
As reported: Diluted	$1.56	$1.22
Pro forma: Basic	$1.51	$1.19
Pro forma: Diluted	$1.44	$1.12

Recent Accounting Pronouncements

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not yet determined the impact SFAS 159 will have on our consolidated balance sheets, results of operations or cash flows.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company has not yet determined the impact SFAS 157 will have on our consolidated balance sheets, results of operations or cash flows.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

    In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, the Company will adopt FIN 48 as of January 1, 2007, as required. Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company evaluated the impact of the adoption of FIN 48 and does not expect it to have a material impact on our consolidated balance sheets, results of operations or cash flows, or other significant matters, such as debt covenants or the Company’s normal business practices.

    On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

    In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS No.154”) a replacement of Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 did not have a material impact on our consolidated balance sheets, results of operations or cash flows.

    In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The provisions of SAB 107 have been applied upon adoption of SFAS No. 123R. In April 2005, the SEC adopted a new rule that allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. As such, the Company was required to adopt SFAS No. 123R in the first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

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

3. Acquisitions:

Ignite - In February 2007, we signed a definitive agreement to acquire ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) for approximately $20.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. We will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2009. Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were not included in the consolidated financial statements since the definitive agreement was signed after December 31, 2006. Ignite is expected to be included in the inVentiv Communications segment.

Chamberlain - In February 2007, we signed a definitive agreement to acquire Chamberlain Communications Group, Inc. (“Chamberlain”) for approximately $13.0 million in cash and stock, excluding post-closing adjustments and direct acquisition costs, which have yet to be finalized. We will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were not included in the consolidated financial statements since the definitive agreement was signed after December 31, 2006. Chamberlain is expected to be included in the inVentiv Communications segment.

MedConference - In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”) for approximately $8.1 million in cash and stock, including post-closing adjustments and direct acquisition costs, which have yet to be finalized. MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry. The Company will be obligated to make certain earn-out payments, which may be material, contingent on MedConference's performance measurements during 2006 through 2008. The amount due with respect to MedConference for 2006 is expected to be approximately $1.6 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of MedConference have been reflected in the inVentiv Commercial segment since the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as MedConference was not material to the consolidated operations of the Company.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DialogCoach - In November 2006, the Company completed the acquisition of the net assets of ASERT LLC and DialogCoach LLC (collectively, “DialogCoach”) for approximately $5.7 million in cash and stock, including post-closing adjustments and direct acquisition costs, which have yet to be finalized. DialogCoach, based in Coopersburg, PA, is an education and training company focused on customized solutions in specialty markets and building training and educational programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on DialogCoach's performance measurements during 2006 through 2008. The results of DialogCoach have been reflected in the inVentiv Commercial segment since the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as DialogCoach was not material to the consolidated operations of the Company.

Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. The amount due with respect to Synergos for 2006 is expected to be approximately $0.8 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as Synergos was not material to the consolidated operations of the Company.

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as JSAI was not material to the consolidated operations of the Company.

Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs; the Company acquired approximately $10.1 million of net tangible assets in the transaction. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. The amount due with respect to Adheris for 2006 is expected to be approximately $7.9 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as Adheris was not material to the consolidated operations of the Company.

inChord - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs; the Company acquired approximately $23.6 million of net tangible assets in the transaction. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 8. The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007. inVentiv Communications, Inc.’s 2005 earnout of $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. The portion adjusted in the subsequent year mainly relate to the finalization of the earn-outs for the previous year, as allowed under the contract. The amount due with respect to inVentiv Communications, Inc. for 2006 is expected to be approximately $25.0 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition. Pro forma financial information was disclosed as required under the Securities and Exchange Commission’s Regulation S-X as inChord was material to the consolidated operations of the Company.

PRS - In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs); the Company acquired approximately $1.0 million of net assets in the transaction. The Company will be obligated to make certain earn-out payments, which may be material, contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and paid in April 2006. The amount due with respect to PRS for 2006 is expected to be approximately $1.7 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as PRS was not material to the consolidated operations of the Company.

HHI - In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs); the Company acquired approximately $0.8 million of net tangible assets in the transaction. The Company is obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006. The amount due with respect to HHI for 2006 is expected to be approximately $5.1 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

Smith Hanley - In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to expand its service portfolio in the clinical services and recruitment areas, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The Company acquired approximately $9.5 million of net tangible assets for consideration of approximately $52.9 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) and was obligated to make certain earn-out payments, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004. Smith Hanley’s 2005 earn-out paid in 2006 was approximately $4.6 million, of which $4.0 million was previously accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

Franklin - In June 2004, the Company acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.3 million in cash and stock (taking into account post-closing adjustments and direct acquisition costs) to acquire approximately $2.7 million of net tangible assets. The Company is obligated to make certain earn-out payments, which may be material, contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004. Franklin’s 2005 earn-out paid in April 2006 was approximately $3.2 million, which was accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The amount due with respect to Franklin for 2006 is expected to be approximately $1.8 million in cash and stock, which the Company accrued at December 31, 2006, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the purchase price consideration for the acquisitions is as follows:

2004 & 2005 Acquisitions
Purchase price consideration	Franklin	Smith Hanley	HHI	PRS	inChord
Cash *	$6,667	$30,000	$5,000	$9,100	$172,500
Stock	3,580	21,215	747	4,105	12,145
Direct acquisition and other Post-closing adjustments	1,064	1,685	478	440	12,160
Contingent consideration for completed measurement periods	6,788	11,209	10,517	1,989	28,741
Total	$18,099	$64,109	$16,742	$15,634	$225,546
* - Cash provided for the acquisition of inVentiv Communications, Inc. is pursuant to the credit agreement entered into on October 5, 2005.

2006 Acquisitions
Purchase price consideration	Adheris	JSAI	Synergos	MedConference	DialogCoach
Cash	$45,349	$6,903	$4,000	$4,900	$3,500
Stock	14,617	1,684	1,929	2,168	1,548
Direct acquisition and other Post-closing adjustments	15,341	1,376	500	1,025	667
Contingent consideration for completed measurement periods	7,911	--	847	1,595	--
Total	$83,218	$9,963	$7,276	$9,688	$5,715

The following represents the allocation of the purchase price to the acquired assets of the 2004, 2005 and 2006 acquisitions. The allocations are based upon the estimated fair value of the assets acquired and liabilities assumed as of the respective acquisition date.

Allocation of purchase price (2004-2005 acquisitions)	Franklin	Smith Hanley	HHI	PRS	inChord
Current assets	$3,165	$13,859	$1,005	$1,368	$66,223
Property and equipment, and other noncurrent assets	432	670	48	183	13,533
Goodwill	12,856	37,237	14,317	10,798	107,670
Identifiable intangible assets	2,557	17,400	1,610	3,870	94,300
Liabilities assumed	(911)	(5,057)	(238)	(585)	(56,165)
Minority interest	--	--	--	--	(15)
Total	$18,099	$64,109	$16,742	$15,634	$225,546

Allocation of purchase price (2006 acquisitions)	Adheris	JSAI	Synergos	MedConference	DialogCoach
Current assets	$23,492	$6,215	$900	$1,200	$790
Property and equipment, and other noncurrent assets	810	558	49	238	--
Goodwill	44,937	5,257	4,186	5,571	3,398
Identifiable intangible assets	28,170	4,990	2,411	3,000	2,070
Liabilities assumed	(14,191)	(7,057)	(270)	(321)	(543)
Total	$83,218	$9,963	$7,276	$9,688	$5,715

    Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets. Goodwill and other intangible assets are more fully described in Footnote 7.

4. Significant Clients:

    During the year ended December 31, 2006, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments. During the year ended December 31, 2005, two clients accounted for approximately 14% and 11%, individually, of the Company’s total revenues spread across the inVentiv Commercial, inVentiv Communications and inVentiv Clinical segments. For the year ended December 31, 2004, two clients serving the inVentiv Commercial segment accounted for approximately 16% and 14%, individually, of the total revenues.

5. Restricted Cash:

    Restricted cash balances as of December 31, 2006 and 2005 were $0.1 million and $3.9 million, respectively. During the first two quarters of 2006, the Company replaced most of its existing letters of credit with letters of credit under UBS AG Stamford Branch. These letters of credit were previously cash collateralized for various obligations and represented cash restricted from use for general purposes as of December 31, 2005. The new letters of credit are no longer fully cash collateralized and do not represent restricted cash.

6. Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
		2006		2005
(in thousands)
Land	$	---	$	---
Buildings and leasehold improvements		7,513		6,797
Computer equipment and software		23,061		18,036
Vehicles		35,965		34,525
Furniture and fixtures		4,743		4,031
		71,282		63,389
Accumulated depreciation		(27,902)		(26,752)
		$43,380		$36,637

    The vehicles have been recorded under the provisions of a capital lease. The inVentiv Commercial segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

    Depreciation expense of property and equipment totaled $15.1 million, $15.5 million and $15.6 million in 2006, 2005 and 2004, respectively. In 2006, 2005, and 2004 inVentiv recorded $8.7 million, $10.5 million and $11.0 million of depreciation, respectively, on vehicles under capital lease.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2006	Acquisitions	Contingent(1) Consideration	Other	December 31, 2006
inVentiv Clinical	$45,427	$3,340	$6,975	$--	$55,742
inVentiv Communications	87,538	42,292	33,033	(5,000(2))	157,863
inVentiv Commercial	40,812	7,375	5,035	--	53,222
Total	$173,777	$53,007	$45,043	$(5,000)	$266,827

(1)	The contingent consideration represents adjustments relating to the finalization of the 2005 earnouts as well as 2006 earnouts that are subject to finalization. (see Note 3 for further details).
(2)
The $5.0 million reduction of goodwill relates to amounts previously recorded as a liability of inVentiv Communications, Inc. prior to the acquisition by inVentiv. Prior to the acquisition, historical management of inVentiv Communications, Inc. recorded a liability of $7.5 million related to an acquisition-related incentive plan more fully discussed in Note 12. Certain provisions in the stock purchase agreement of inVentiv Communications, Inc. obligate the former sellers to reimburse the Company for the first $5 million of the payment of the acquisition-related incentive. As such, the amount has been adjusted to reclassify $5 million from Goodwill and Other Intangible Assets to Deposits and Other Assets in the Consolidated Balance Sheet as of December 31, 2006.

Other intangible assets consist of the following:

	December 31, 2006			December 31, 2005
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$59,987	$(7,240)	$52,747	$37,787	$(2,098)	$35,689
Noncompete agreement	880	(372)	508	690	(103)	587
Tradenames subject to amortization	911	(66)	845	--	--	--
Other	2,600	(323)	2,277	260	(190)	70
Total definite-life intangibles	64,378	(8,001)	56,377	38,737	(2,391)	36,346
Tradenames not subject to amortization (1)	96,260	--	96,260	81,260	--	81,260
Total other intangibles (2)	$160,638	$(8,001)	$152,637	$119,997	$(2,391)	$117,606

(1)
These indefinite-life tradenames arose primarily from the acquisitions of Franklin, Smith Hanley, inChord and Adheris, where the brand names of the entities acquired are very strong and longstanding. These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year, as mentioned at the end of this note.

(2)	The $40.6 million increase in total gross other intangibles arises from the acquisitions of Adheris, JSAI, Synergos, MedConference and Dialog Coach.

The 2004, 2005 and 2006 business combinations discussed in footnote 3 above resulted in approximately $246.2 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$97,171	(1)
Customer relationships	59,987	11.0 years
Noncompete agreement	880	4.1 years
Technology	2,340	7.2 years
Total	$160,378	(2)

(1)	$0.9 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2006 acquisitions.

Amortization expense, based on intangibles subject to amortization held at December 31, 2006, is expected to be $6.6 million in 2007, $6.5 million in 2008, $6.1 million in 2009, $5.7 million in 2010, $5.6 million in 2011 and $25.8 million thereafter.

As more fully described in footnote 2, the Company performed its annual impairment tests as of June 30, 2006 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2006, based on various factors, including updated forecasts and the current condition of the Company.

8. Debt:

The Company’s principal external source of liquidity is its syndicated, secured credit agreement, which the Company entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to us in a single drawing at the time of the inVentiv Communications, Inc. transaction. The credit agreement also includes a $50 million revolving credit facility, of which $5 million is available for the issuance of letters of credit, and a $5 million swingline facility.

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

•
The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends, acquisitions and transactions with affiliates. The credit agreement also includes covenants under which the Company is required to maintain a maximum leverage ratio and minimum interest rate coverage and fixed charge coverage ratios that vary based on the amount of time elapsed since the initial extension of credit. As of the date of this report, the Company complies with the requirements and covenants of its credit facility.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The three-month LIBOR base rate as of December 31, 2006 and December 31, 2005 was 5.36% and 4.53%, respectively. As mentioned in footnote 11, the Company entered into a derivative financial instrument to hedge against this $175 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and $2.7 million and $3.2 million are included as Deposits and Other Assets on the December 31, 2006 and December 31, 2005 consolidated balance sheets, respectively. These deferred financing costs are amortized as interest expense over the life of the loan using the effective interest rate method. At December 31, 2006 and December 31, 2005, the Company had approximately $164.6 million and $174.6 million outstanding on the secured term loan and no amounts outstanding under the credit facility. The following table displays the required future commitment of the principal payment on the loan.

Years Ending December 31,
2007	$1,667
2008	1,667
2009	1,667
2010	40,833
2011	118,750
Thereafter	--
Total minimum lease payments	$164,584

9. Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
	(in thousands)
Accrued payroll and related employee benefits	$28,411	$24,236
Accounts payable	11,867	7,295
Accrued media liability	10,632	1,100
Accrued insurance	4,604	5,872
Accrued commissions	4,359	3,979
Accrued professional fees	2,597	2,441
Accrued meeting fees	1,154	1,511
Contingent consideration from acquisitions	44,049	16,120
Accrued expenses	15,502	15,262
	$123,175	$77,816

10. Leases:

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The operating leases are expensed on a straight-line basis and may include certain renewal options and escalation clauses.

The following is a schedule of future minimum lease payments for these operating leases at December 31, 2006 (in thousands):

Years Ending December 31,
2007	$15,638
2008	11,856
2009	9,294
2010	8,014
2011	7,436
Thereafter	13,094
Total minimum lease payments	$65,332

Rental expense charged to operations was approximately $8.7 million, 5.6 million, and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. In February 2003, the Company started to receive sublease payments for one of its facilities, which was formerly occupied by one of its divested units. In 2006, 2005 and 2004, approximately $1.5 million, $0.9 million and $0.9 million, respectively, of sublease income was received and offset against the obligation. The Company expects to collect for the year ending December 31, 2007, approximately $1.5 million, under the sublease agreement, and an additional $0.4 million through the contract expiration in March 2008.

The Company also has commitments under capital leases. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2006 (in thousands):
(a)
Years Ending December 31,
2007	$13,692
2008	11,572
2009	8,613
2010	3,721
2011	3
Total minimum lease payments	37,601
Amount representing interest and management fees	(4,093)

Current portion	(11,708)
Non-current lease obligations	$21,800

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2006 but will be recorded as incurred.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Financial Instruments:

    Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At the inception of the hedged item’s designation, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

    From October 2005 to July 2006, the Company did not qualify for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

    On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical derivative model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. From July 2006 to December 2006, the fair market value of the derivative asset decreased to approximately $1.1 million, resulting in a $1.8 million decrease in the derivative asset; approximately $1.2 million (approximately $0.7 million, net of taxes) adjustment to Other Comprehensive Income; and $0.6 million of interest expense due to ineffectiveness of the hedged item.

12. Commitments and Contingencies:

    The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.  We do not believe that any action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  The following action is pending against our Adheris business unit:

Utility Consumer Action Network v. Albertson’s Inc.(Case No. GIC 830069). This action was filed on May 17, 2004 in California Superior Court against Albertson’s Inc. three other drug store chains and 17 pharmaceutical companies alleging, among other things, violations of the California Unfair Competition Law and the California Confidentiality of Medical Information Act arising from the operation of manufacturer-sponsored, pharmacy-based compliance programs similar to Adheris's programs. The plaintiff is seeking "equitable monetary relief", disgorgement, statutory damages and penalties, injunctive relief and reimbursement of attorneys' fees in this lawsuit. An amended complaint was filed on November 4, 2004 naming Adheris as an additional defendant. Three demurrers are in the briefing stage and are expected to be ruled on shortly. Our insurer is defending this action under reservation of rights. We do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.

    Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15.0 million liability) on inChord’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The first $5.0 million of this obligation is to be paid by or for the account of the former shareholders of inChord; as such, this amount was recorded as a long-term receivable from the former shareholders. The Company has monitored these performance thresholds on a quarterly basis. At December 31, 2006, as a result of new business and the strengthened outlook for inChord’s business during 2007, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies. The Company will continue to monitor these performance thresholds, which may result in up to an additional $3.7 million of expenses, but currently the Company does not believe that it is probable that the final threshold will be met.

13. Common Stock and Stock Incentive Plans:

    As of June 14, 2006, the Company’s 2006 Long-Term Incentive Plan (“LTIP”) authorizes it to grant incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights ("SARs”) and performance awards. The aggregate number of shares of the Company’s common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 9.1 million shares. Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity incentive Plans"), which was terminated at the time the LTIP was adopted.

    The exercise price of options granted under the LTIP may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

    The following table summarizes activity under the Company’s equity incentive plan (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2004	3,864	$3.76
Granted and assumed	1,467	16.51
Exercised	(1,059)	3.02
Forfeited/expired/cancelled	(64)	3.63
Outstanding at December 31, 2004	4,208	$8.39	6.70	$50,149
Granted and assumed	175	24.41
Exercised	(1,282)	5.33
Forfeited/expired/cancelled	(130)	12.54
Outstanding at December 31, 2005	2,971	$10.47	6.32	$39,401
Granted and assumed	366	26.34
Exercised	(971)	6.72
Forfeited/expired/cancelled	(172)	14.75
Outstanding at December 31, 2006	2,194	$14.43	7.24	$45,900

Vested and expected to vest at December 31, 2006	2,116	$14.15	7.19	$44,847

Options exercisable at December 31, 2004	1,681	$4.64	5.25	$26,356
Options exercisable at December 31, 2005	1,470	$7.82	5.43	$23,239
Options exercisable at December 31, 2006	1,246	$9.82	6.41	$31,813

    The weighted-average grant-date fair value of stock options granted was $13.02, $13.24 and $10.95 at December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $6.5 million, $6.8 million, and $3.2 million, respectively. As of December 31, 2006, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.4 years.

    The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $9.2 million, $9.7 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

			Outstanding Options			Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$1.48	500	$1.48	5.85	500	$1.48
$1.66	To	$1.66	288,225	$1.66	5.95	288,225	$1.66
$1.72	To	$7.94	253,462	$4.50	5.39	237,812	$4.64
$8.06	To	$8.45	228,624	$8.28	5.07	178,562	$8.23
$9.15	To	$15.48	61,362	$12.95	7.22	18,888	$12.76
$15.96	To	$15.96	420,000	$15.96	7.73	320,000	$15.96
$16.86	To	$17.25	294,927	$17.06	7.75	103,137	$17.01
$17.57	To	$25.06	334,516	$21.36	8.30	71,876	$18.81
$25.62	To	$26.77	277,500	$26.68	9.16	24,375	$26.52
$30.64	To	$30.64	35,000	$30.64	9.64	2,916	$30.64
			2,194,116			1,246,291
Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected life of option	5.5-6 yrs	4.78 yrs	4.42 yrs
Risk-free interest rate	4.90%	4.27%	3.52%
Expected volatility	45%	63.62%	87.3%
Expected dividend yield	0.00%	0.00%	0.00%

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels. During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. In 2006, the Company analyzed historical trends in these variables on a quarterly basis, resulting in a decrease in the Company’s expected volatility to 39% during the fourth quarter of 2006. For the year ended December 31, 2006 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 the range of the expected term remained unchanged at 5.5 to 6 years. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. The forfeiture rate utilized in 2006 was 3.25%.

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plan is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2004	10	$8.45
Granted	23	$17.27
Released	(5)	$8.45
Forfeited	--	$--
Nonvested at December 31, 2004	28	$15.70
Granted	186	$20.70
Released	(5)	$8.45
Forfeited	(1)	$19.88
Nonvested at December 31, 2005	208	$20.31
Granted	401	$26.33
Released	(62)	$20.66
Forfeited	(27)	$24.67
Nonvested at December 31, 2006	520	$24.66

    As of December 31, 2006, there was approximately $9.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.3 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 were $1.8 million, $0.1 million, and $0.1 million, respectively.

14. Benefit Plans:

    inVentiv Health, Inc. and certain of its subsidiaries maintain a defined contribution benefit plans. Costs incurred by the Company related to this plan amounted to approximately $2.2 million, $1.1 million and $0.7 million for 2006, 2005 and 2004, respectively.

    On November 22, 2004, the Company adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by its Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with inVentiv Health, Inc. or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $4.2 million and $1.9 million were included in other liabilities in our Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. The Plan does not provide for the payment of above-market interest to participants.

    To assist in the funding of the Plan obligation, we participate in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with inVentiv Health, Inc. named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy as of December 31, 2006 and 2005 were approximately $2.9 million and $1.4 million, respectively and are currently classified in Deposits and other assets on our Consolidated Balance Sheets. In addition, approximately $1.1 million and $0.5 million as of December 31, 2006 and 2005, respectively, were invested in mutual funds and classified in other current assets on our Consolidated Balance Sheets.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes:

Our income tax provision included the following components:

	For the Years Ended
	December 31,
	2006	2005	2004
	(in thousands)
Current:
U.S.—Federal	$22,900	$10,854	$7,808
U.S.—State and local	2,811	1,721	1,707
Foreign	837	--	--
	$26,548	$12,575	$9,515
Deferred:
U.S.—Federal	$(7,183)	$1,739	$(5,050)
U.S.—State and local	(77)	(85)	(663)
Foreign	(122)	--	--
	$(7,382)	$1,654	$(5,713)

Income tax provision	$19,166	$14,229	$3,802

The provision for taxes on net income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2006	2005	2004
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign taxes	1.0	--	--
State and local income taxes, net of federal tax benefit	4.5	4.6	4.7
Release of valuation allowance/ Utilization of net operating losses / other tax benefits	(13.5)	(15.3)	(29.2)
Other permanent differences	0.6	0.5	0.7
Effective tax rate	27.6%	24.8%	11.2%

In June 2006, the Company recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it is more likely than not that this deferred tax asset will be realized.

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2006 and 2005, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2006	2005
Current Deferred Assets:	(in thousands)
Accrued expenses	$3,200	$2,669
Deferred rent	410	131
Net operating loss carryforwards	136	3,546
Deferred revenue	377	331
Other	598	297
Subtotal	4,721	6,974
         Non-Current Deferred Assets:
Deferred Compensation	3,128	232
Intangible Assets	--	1,774
Net operating loss carryforwards	2,827	12,235
Fixed Assets	6,152	16,481
Other	688	1,257
Subtotal	12,795	31,979
Gross Deferred Assets	17,516	38,953

Current Deferred Liabilities:
Accrued Expenses	(2,595)	(2,075)
Other	(584)	(870)
Subtotal	(3,179)	(2,945)

Non-Current Deferred Liabilities:
Property and Equipment	(4,688)	(16,847)
Intangible Assets	(11,402)	(1,643)
Other	(1,541)	(14)
Subtotal	(17,631)	(18,504)
Gross Deferred Liabilities	(20,810)	(21,449)

Valuation Allowance	(2,628)	(10,047)

Net deferred (liabilities) assets	$(5,922)	$7,457

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004, a deferred tax asset in the amount of $23.6 million was established for net operating loss carryforwards primarily related to the divestiture of certain subsidiaries. A valuation allowance of $20 million was established at that time related to net operating loss carryforwards for which the Company had concluded it was more likely than not that these loss carryforwards would not be realized in future periods. Management revised its assessment in the third quarter of 2005 and recorded a tax benefit of approximately $6.7 million primarily related to the reversal of a previously recorded valuation allowance as the Company determined an additional portion of its deferred tax asset was more likely than not expected to be realized. This and other items resulted in a reduction in the overall valuation allowance for deferred tax assets. The deferred tax asset related to loss carryforwards was also reduced for such assets utilized during the year ended December 31, 2005. For financial statement purposes, federal net operating loss carryforwards of approximately $45 million existed at December 31, 2005.

    During 2006, the Company re-evaluated its Federal income tax net operating loss carryforward position reported for financial statement purposes and concluded that it was probable that the Federal income tax net operating loss would be fully utilized in 2006. The Company determined that the deferred tax asset recorded for the Federal income tax net operating loss carryforward of $15.8 million and an offsetting valuation allowance of $9.1 million reported for financial statement purposes were no longer required. Accordingly, the Company reversed the December 31, 2005 balances which resulted in a balance sheet reclassification with no income statement tax effect, other than the reversal of approximately $9.1 million of valuation allowance as discussed above.

    A capital tax loss carryover in the amount of approximately $2.1 million and $2.8 million existed at December 31, 2006 and December 31, 2005, respectively, and will begin to expire in 2007. A valuation allowance has been recorded against the capital loss carryovers as management believes it is more likely than not that the associated deferred tax asset will not be realized in the future.

    During 2006, a deferred tax asset in the amount of $2.3 million was established primarily related to state net operating loss carryforwards. A valuation allowance of $1.9 million has been recorded against a portion of the state net operating loss carryforwards as management believes it is more likely than not that the associated deferred tax asset will not be realized in the future.  The gross amount of the state net operating losses is approximately $27.2 million and expires in varying amounts beginning in 2008 and continuing through 2026.

16. Discontinued Operations:

    For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations, net of taxes, were $2.0 million, $0.8 million and $1.0 million, respectively. For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations, net of taxes, mainly consisted of contingency payments due from our previously divested Germany and Hungary-based operations. In addition, approximately $1.2 million of tax liability was reversed since the receivership of the previously-divested France-based unit was finalized during the fourth quarter of 2006.

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

18. Segment Information:

    The Company currently manages three operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents the Company’s reportable segments:

•	inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional outsourcing

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development and patient and physician education

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

    In August 2005, the Company acquired PRS, which is reported in the inVentiv Commercial segment from the date of its acquisition. In October 2005, the Company acquired inVentiv Communications, Inc., which created the operating segment, inVentiv Communications, from the date of its acquisition. In February 2006, the Company acquired Adheris, which is reported in the inVentiv Communications segment from the date of its acquisition. In April 2006, the Company acquired Synergos, which is reported in the inVentiv Clinical segment from the date of its acquisition and JSAI, which is reported in the inVentiv Communications segment from the date of its acquisition. During the fourth quarter of 2006, the Company acquired MedConference and DialogCoach, which are both reported in the inVentiv Commercial segment from the dates of their acquisitions.

For the year ended December 31, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$150,317	$258,063	$363,934	$--	$772,314
Less: Intersegment revenues	531	1,008	4,530	--	6,069
Reported Revenues	149,786	257,055	359,404	--	766,245
Depreciation and amortization	1,527	5,035	14,090	88	20,740
Interest expense	--	95	1,781	9,485	11,361
Interest income	61	722	--	1,911	2,694
Segment income (loss)(1)	11,623	35,587	42,477	(20,276)	69,411

For the year ended December 31, 2005 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$113,717	$48,901	$394,552	$--	$557,170
Less: Intersegment revenues	17	175	666	--	858
Reported Revenues	113,700	48,726	393,886	--	556,312
Depreciation and amortization	1,241	679	15,420	85	17,425
Interest expense	--	19	1,275	2,661	3,955
Interest income	35	47	114	1,213	1,409
Segment income (loss)(1)	$9,563	$5,677	$54,271	$(12,083)	$57,428

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$21,694	--	$330,953	$--	$352,647
Less: Intersegment revenues	6	--	457		463
Reported revenues	21,688	--	330,496		352,184
Depreciation and amortization	219	--	15,613	76	15,908
Restructuring	--	--	249	15	264
Interest expense	--	--	627	295	922
Interest income	5	--	51	622	678
Segment income (loss) (1)	$1,709	--	$40,873	$(8,650)	$33,932

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments

(in thousands)	December 31,
	2006	2005
Total Assets:
inVentiv Clinical	$105,253	$84,731
inVentiv Communications	408,859	248,986
inVentiv Commercial	192,975	171,468
Other	63,967	78,709
Total assets	$771,054	$583,894
.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for inVentiv for 2006 and 2005.

	2006 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a()
	(in thousands, except per share amounts)
Revenues	$173,677	$182,979	$197,780	$211,809	$766,245
Gross profit	48,869	55,119	56,372	59,136	219,496
Income from continuing operations	10,143	19,864	10,195	8,996	49,198
Income from discontinued operations	105	1,115	49	768	2,037
Net income	10,248	20,979	10,244	9,764	51,235
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.36	$0.68	$0.35	$0.30	$1.69
Diluted	$0.35	$0.66	$0.34	$0.29	$1.64
Discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.03	$0.07
Diluted	$0.00	$0.03	$0.00	$0.03	$0.06
Net income:
Basic	$0.36	$0.72	$0.35	$0.33	$1.76
Diluted	$0.35	$0.69	$0.34	$0.32	$1.70

	2005 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$120,859	$131,788	$128,359	$175,306	$556,312
Gross profit	27,147	32,027	30,595	49,518	139,287
Income from continuing operations	9,192	9,032	15,033	9,825	43,082
Income (losses) from discontinued operations	99	1,463	78	(859)	781
Net income (losses)	9,291	10,495	15,111	8,966	43,863
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.35	$0.34	$0.56	$0.35	$1.60
Diluted	$0.33	$0.32	$0.53	$0.35	$1.53
Discontinued operations:
Basic	$0.01	$0.05	$0.00	$(0.03)	$0.03
Diluted	$0.01	$0.06	$0.01	$(0.05)	$0.03
Net income (losses):
Basic	$0.36	$0.39	$0.56	$0.32	$1.63
Diluted	$0.34	$0.38	$0.54	$0.30	$1.56

(a) The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

(b) The above tables have been reclassified as per SFAS No. 144 for the effects of discontinued operations. See Note 16 for a further description.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts(1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2006	$3,979	$2,257	$145	$2,798	$3,583
Year ended December 31, 2005	$1,980	$1,404	$2,039	$1,444	$3,979
Year ended December 31, 2004	$2,019	$643	$141	$823	$1,980
(1) Reserves acquired through acquisitions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Please refer to the Report of Independent Registered Public Accounting Firm for further details of the auditor’s opinion on the audit of our consolidated balance sheets as of December 31, 2006 and 2005; the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006; the financial statement schedule listed in the Index at Item 15(a); and also management's assessment, included under the caption Management's Report on Internal Control Over Financial Reporting, that we maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the corresponding Report of Independent Registered Public Accounting Firm are included in Item 8, Financial Statements and Supplementary Data, of this report. See page 32.

Item 9B. Other Information.

At its meeting on February 23, 2007, our Compensation Committee approved an increase in Eran Broshy's miminum target bonus from 50% of base salary to 100% of base salary retroactive to 2006 and made a corresponding modification in the target level for Mr. Broshy under our cash bonus plan. Accordingly, for fiscal years commencing with 2006, with respect to Mr. Broshy, the cash bonus plan provides for payment of a 100% target bonus amount based on 70% on the achievement of budgeted EBIT targets and a 30% discretionary component based on individual performance.

As part of the closing under our definitive agreement to acquire Chamberlain, which we entered into on February 26, 2007, we will be obligated to issue for the account of the selling stockholders of Chamberlain 85,179 unregistered shares of our common stock in partial consideration for Chamberlain. The closing is expected to occur on or about March 1, 2007, subject to the satisfaction of closing conditions. The issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because there was no general solicitation or advertising, the number of recipients of such unregistered shares is limited and such recipients are accredited and/or sophisticated.

As part of the closing under our definitive agreement to acquire Ignite, which we entered into on February 26, 2007, we will be obligated to issue for the account of Ignite 108,992 unregistered shares of our common stock in partial consideration for Ignite. The closing is expected to occur on or about March 1, 2007, subject to the satisfaction of closing conditions. The issuance is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because there was no general solicitation or advertising, the number of recipients of such unregistered shares is limited and such recipients are accredited and/or sophisticated.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Firm 10-K will be set forth in our Proxy Statement (to be filed within 120 days after our fiscal year ended December 31, 2006) relating to the 2007 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
Item 15. Financial Statement Schedules.
(a)  1. The following Consolidated Financial Statements of inVentiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

2. The following financial statement schedule is filed under "Item 8. Financial Statements and Supplementary Data."

Schedule II--Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.
(b)
Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 18, 2006). *
4.1
Specimen form of certificate representing the Registrant’s common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.1
Form of Distribution Agreement between Snyder Communications, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.2
Form of Tax Sharing Agreement between Snyder Communications, Inc. and the Registrant (filed as Exhibit 10.2 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4
inVentiv Health, Inc. 1999 Stock Incentive Plan, as amended. (filed as Appendix A to the Registrant’s 2004 Proxy Statement filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

10.4.1
Form of Executive Officer Stock Option Agreement. (filed as Exhibit 10.4.1 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.2
Form of Director Stock Option Agreement. (filed as Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.3
Form of Restricted Stock Agreement. (filed as Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.4
Form of Director Restricted Stock Agreement. (filed as Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.5
inVentiv Health, Inc. 2006 Long-Term Incentive Plan. (filed as Exhibit 10.21 to the Registrant's Current Report on Form 8-K filed June 19, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.6	Form of Executive Officer Stock Option Award Notice.
10.4.7	Form of Executive Officer Restricted Stock Award Notice.
10.4.8	Form of Director Stock Option Award Notice.
10.4.9	Form of Director Restricted Stock Award Notice.
10.5
Employment Agreement, dated May 9, 2006 by and between Eran Broshy and inVentiv Health, Inc. (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.5.1	Amendment dated February 23, 2007 to Employment Agreement, dated May 9, 2006, by and between Eran Broshy and the Registrant.
10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and the Registrant
(filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9.1
Amendment dated January 1, 2004 to Employment Agreement, dated August 13, 2001, by and between John R. Emery and the Registrant (filed as Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and the Registrant
(filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and the Registrant (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.12
Asset Purchase Agreement dated as of September 21, 2004 among the Registrant, Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29, 2004). * #

10.13
The Registrant 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *

10.14
Asset Purchase Agreement dated as of November 19, 2004 among the Registrant, HHI, L.L.C. and the other parties thereto (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.15
Asset Purchase Agreement dated as of August 5, 2005 among the Registrant, Pharmaceutical Resource Solutions LLC and the other parties thereto (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.16
Acquisition Agreement dated September 6, 2005 by and among inChord Communications, Inc., the shareholders of inChord Communications, Inc., the Registrant and Accordion Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.17
Form of Indemnification Agreement entered into with each executive officer and director of Ventiv (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.18
Employment Agreement dated as of September 6, 2005 between inChord Communications, Inc. and R. Blane Walter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.19
Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.20	Acquisition-Related Incentive Plan
21.1	Subsidiaries of inVentiv Health, Inc.
23	Consent of Deloitte & Touche LLP.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Chief Executive Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference.
# Certain portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: February 28, 2007	By:	/s/ John R. Emery
John R. Emery
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chief Executive Officer and Director	February 28, 2007
Eran Broshy	(Chairman of the Board and Principal Executive Officer)

/s/ JOHN R. EMERY	Chief Financial Officer	February 28, 2007
John R. Emery	(Principal Financial Officer and Principal Accounting Officer)

/s/ TERRELL G. HERRING	President and CEO, inVentiv Commercial	February 28, 2007
Terrell G. Herring	(Director)

/s/ BLANE WALTER	President and CEO, inVentiv Communications	February 28, 2007
Blane Walter	(Director)

/s/ DONALD CONKLIN	Director	February 28, 2007
Donald Conklin

/s/ JOHN R. HARRIS	Director	February 28, 2007
John R. Harris

/s/ MARK E. JENNINGS	Director	February 28, 2007
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	February 28, 2007
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	February 28, 2007
A. Clayton Perfall

/s/ DR.. CRAIG SAXTON	Director	February 28, 2007
Dr. Craig Saxton