Form 10-Q
period 2007-03-31
INVENTIV HEALTH INC
filed 2007-05-10
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer [X]   Accelerated filer [ ]  Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2007, there were 31,123,947 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
and December 31, 2006	1

Condensed Consolidated Income Statements for the three-months
ended March 31, 2007 and 2006 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three-months
ended March 31, 2007 and 2006 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	4-13

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	14 - 18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4. Controls and Procedures	19-20

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	20

ITEM 1A. Risk Factors	20

ITEM 3. Unregistered Sales of Equity Securities and use of Proceeds	20

ITEM 5. Other Information	20-21

ITEM 6. Exhibits	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$46,257	$79,835
Restricted cash	119	50
Accounts receivable, net of allowances for doubtful accounts of $3,521 and $3,583 at
March 31, 2007 and December 31, 2006, respectively	131,249	124,283
Unbilled services	74,051	75,691
Prepaid expenses and other current assets	15,215	8,524
Current tax assets	492	--
Current deferred tax assets	990	834
Total current assets	268,373	289,217

Property and equipment, net	43,661	43,380
Equity investments	5,289	5,076
Goodwill	277,857	266,827
Other intangibles, net	173,459	152,637
Deposits and other assets	14,093	13,917
Total assets	$782,732	$771,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$11,621	$11,708
Borrowings under line of credit	25,000	--
Current portion of long-term debt	1,667	1,667
Accrued payroll, accounts payable and accrued expenses	82,328	123,175
Current income tax liabilities	--	1,475
Client advances and unearned revenue	54,862	64,508
Total current liabilities	175,478	202,533

Capital lease obligations, net of current portion	19,787	21,800
Long-term debt	162,500	162,917
Non-current income tax liabilities	6,486	--
Deferred tax liabilities	6,382	6,756
Other non-current liabilities	8,563	18,471
Total liabilities	379,196	412,477

Commitments and contingencies

Minority interests	107	115

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 31,032,406 and 29,975,710
Shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	31	30
Additional paid-in-capital	318,887	284,331
Accumulated other comprehensive losses	(286)	(226)
Accumulated earnings	84,797	74,327
Total stockholders’ equity	403,429	358,462
Total liabilities and stockholders’ equity	$782,732	$771,054
The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)
	For the Three-Months Ended March 31,

	2007	2006
Net revenues	$176,390	$142,938
Reimbursable out-of-pockets	45,565	30,739
Total revenues	221,955	173,677

Operating expenses:
Cost of services	117,172	95,115
Reimbursed out-of-pocket expenses	45,656	29,693
Selling, general and administrative expenses	40,586	29,986
Total operating expenses	203,414	154,794

Operating income	18,541	18,883
Interest expense	(3,562)	(1,657)
Interest income	839	734
Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments	15,818	17,960
Income tax provision	(5,414)	(7,184)
Income from continuing operations before minority interest in income of subsidiary and gain (loss) from equity investments	10,404	10,776
Minority interest in income of subsidiary	(255)	(323)
Gain (loss) from equity investments	235	(310)
Income from continuing operations	10,384	10,143

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	86	105
Income from discontinued operations	86	105

Net income	$10,470	$10,248

Earnings per share (see Note 6):
Continuing operations:
Basic	$0.34	$0.36
Diluted	$0.33	$0.35
Discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.01	$0.00
Net income:
Basic	$0.34	$0.36
Diluted	$0.34	$0.35
Weighted average common shares outstanding:
Basic	30,406	28,199
Diluted	31,199	29,359

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three-Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,470	$10,248
Income from discontinued operations	(86)	(105)
Income from continuing operations	10,384	10,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,917	3,774
Amortization	1,778	1,048
Gain (loss) from equity investments	(235)	310
Minority interest in income of subsidiary	255	323
Fair market value adjustment on derivative financial instrument	(290)	(1,717)
Deferred taxes	(530)	919
Stock compensation expense	2,463	1,602
Tax benefit from stock option exercises and vesting of restricted shares	2,967	3,504

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(2,323)	31,906
Unbilled services	1,817	(26,281)
Prepaid expenses and other current assets	(6,587)	(1,319)
Accrued payroll, accounts payable and accrued expenses	(4,824)	(5,863)
Net tax liabilities	3,588	2,315
Client advances and unearned revenue	(9,646)	(1,437)
Excess tax benefits from stock based compensation	(1,948)	(3,331)
Other	(7,700)	2,116
Net cash (used in) provided by continuing operations	(6,914)	18,012
Net cash provided by (used in) discontinued operations	86	(13)
Net cash (used in) provided by operating activities	(6,828)	17,999

Cash flows from investing activities:
Restricted cash balances	(69)	2,814
Investment in cash value of life insurance policies	(1,654)	(2,630)
Cash paid for acquisitions, net of cash acquired	(25,478)	(42,443)
Acquisition earn-out payments	(20,667)	(4,138)
Equity investments	22	(62)
Purchases of property and equipment	(2,327)	(2,737)
Proceeds from manufacturers rebates on leased vehicles	247	69
Net cash used in continuing operations	(49,926)	(49,127)
Net cash provided by discontinued operations	--	118
Net cash used in investing activities	(49,926)	(49,009)

Cash flows from financing activities:
Repayments on credit agreement	(417)	(438)
Borrowings under line of credit	25,000	--
Repayments on capital lease obligations	(3,842)	(3,461)
Withholding shares for taxes	(623)	--
Proceeds from exercise of stock options	1,629	2,378
Excess tax benefits from stock-based compensation	1,948	3,331
Distributions to minority interests in affiliated partnership	(264)	(258)
Net cash provided by continuing operations	23,431	1,552
Net cash provided by discontinued operations	--	--
Net cash provided by financing activities	23,431	1,552

Effect of exchange rate changes	(255)	219

Net change in cash and equivalents	(33,578)	(29,239)
Cash and equivalents, beginning of period	79,835	73,102
Cash and equivalents, end of period	$46,257	$43,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,164	$3,201
Cash paid for income taxes	$3,267	$447
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$3,066	$5,619
Stock issuance related to acquisitions	$28,736	$20,471

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

Business Segments

The Company currently serves our clients primarily through three business segments, which correspond to its reporting segments for 2007, as discussed in Note 18:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development, public relations, and patient and physician education. This segment includes inVentiv Communications, Inc. (then known as inChord Communications, Inc. ("inChord")), Adheris, Inc. ("Adheris"), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) (acquired in March 2007) and Chamberlain Communications Group, Inc. (“Chamberlain”) (also acquired in March 2007).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes Pharma Teams, Analytics and Pharma Services.

The Company’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, the condensed consolidated income statements of the Company for the three-months ended March 31, 2007 and 2006 and the condensed consolidated cash flows for the three-months ended March 31, 2007 and 2006. Operating results for the three-months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2007.

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

 In December 2005, the Company entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. The results of this joint venture are not material to the Company’s condensed consolidated financial statements.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products located in Germany. Both of these investments are accounted for using the equity method of accounting. The results of these ownership interests are not material to the condensed consolidated financial statements.

3. Recently Issued Accounting Standards:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not yet determined if it will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company has not yet determined the impact SFAS 157 will have on our consolidated balance sheets, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on our consolidated balance sheets, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”). FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, the Company has adopted FIN 48 as of January 1, 2007, as required. Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated statements of operations, financial position, cash flows, and other significant matters, such as debt covenants or the Company’s normal business practices.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141, Business Combinations, (“SFAS No. 141”) and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisitions dates. If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is disclosed in the notes to the consolidated financial statements. Earn-out payments from acquisitions are generally accrued in conjunction with the preparation of the Company’s fourth quarter financial statements when the divisional results are finalized, as more fully described below.

Ignite - In March 2007, the Company completed the acquisition of Ignite for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010. Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were included in the condensed consolidated financial statements within the Communications’ segment from the acquisition date to March 31, 2007. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as Ignite was not material to the consolidated operations of the Company.

Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.6 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were included in the condensed consolidated financial statements within the Communications’ segment from the acquisition date to March 31, 2007. Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X because none of the specific thresholds were met for this acquisition as Chamberlain was not material to the consolidated operations of the Company.

MedConference - In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”) for approximately $8.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry. The Company will be obligated to make certain earn-out payments, which may be material, contingent on MedConference's performance measurements during 2006 through 2008. The amount accrued at December 31, 2006, and paid in 2007, with respect to MedConference for the 2006 earnout was approximately $1.6 million in cash and stock. The results of MedConference have been reflected in the inVentiv Commercial segment since the date of its acquisition.

DialogCoach - In November 2006, the Company completed the acquisition of the net assets of ASERT LLC and DialogCoach LLC (collectively, “DialogCoach”) for approximately $5.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. DialogCoach, based in Coopersburg, PA, is an education and training company focused on customized solutions in specialty markets and building training and educational programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on DialogCoach's performance measurements during 2006 through 2008; DialogCoach did not achieve the initial earnout threshold for 2006 and thus, no amount was accrued. The results of DialogCoach have been reflected in the inVentiv Commercial segment since the date of its acquisition.

Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring, as well as investigator and patient recruitment. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007. The amount accrued at December 31, 2006, and paid in 2007, with respect to Synergos for the 2006 earnout, was approximately $0.8 million in cash and stock. The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The amount due with respect to JSAI for the 12-month period ended March 31, 2007 is expected to be approximately $2.8 million in cash and stock, which the Company accrued at March 31, 2007, but is subject to review mechanisms set forth in the acquisition agreement and may change materially based on such review. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition.

Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. Adheris’s 2006 earnout of approximately $7.6 million in cash and stock, of which $7.9 million was accrued at December 31, 2006, was paid in 2007. The portion adjusted in the subsequent year mainly relates to the finalization of the earn-out for the previous year, as allowed under the contract. The results of Adheris have been reflected in the inVentiv Communications segment from the date of its acquisition.

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 9. The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007. inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. The portion adjusted in the subsequent year mainly relates to the finalization of the earn-outs for the previous year, as allowed under the contract. inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007. The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

PRS - In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin Group, Inc. and Lincoln Ltd, Inc. (together, “Franklin”), which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company was obligated to make certain earn-out payments contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and paid in April 2006. PRS’ 2006 earnout of approximately $2.0 million in cash and stock, of which $1.7 million was accrued at December 31, 2006, was paid in 2007. The portion adjusted in the subsequent year mainly relates to the finalization of the earn-out for the previous year, as allowed under the contract. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

HHI - In November 2004, the Company acquired the net assets of HHI. HHI, based in Baltimore, Maryland, is a specialized statistical analysis and data management provider to the U.S. pharmaceutical industry. HHI complements the Smith Hanley business by offering clients the option of outsourced clinical support services as an alternative to internal staffing. The closing consideration for the transaction was approximately $6.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company is obligated to make certain earn-out payments, which may be material, contingent on HHI’s performance measurements in 2005 and 2006. HHI’s 2005 earn-out was approximately $5.4 million, which $5.0 million was previously accrued for at December 31, 2005, and paid during the first quarter of 2006. HHI’s 2006 earn-out of $5.0 million in cash and stock, of which $5.1 million was accrued at December 31, 2006, was paid in 2007. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of HHI have been reflected in the inVentiv Clinical segment since the date of acquisition.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Smith Hanley - In October 2004, the Company acquired the net assets of Smith Hanley. Smith Hanley specializes primarily in providing late-stage clinical staffing and recruiting services to the U.S. pharmaceutical industry. The Company acquired Smith Hanley to expand its service portfolio in the clinical services and recruitment areas, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging our existing sales force and relationships. The closing consideration for the transaction was approximately $52.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company was obligated to make certain earn-out payments, contingent on Smith Hanley’s performance measurements in 2004 and 2005. Smith Hanley’s 2004 earn-out paid in 2005 was approximately $6.6 million, for which $6.8 million was previously accrued for at December 31, 2004. Smith Hanley’s 2005 earn-out paid in 2006 was approximately $4.6 million, of which $4.0 million was previously accrued for at December 31, 2005. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. The results of Smith Hanley have been reflected in the inVentiv Clinical segment since the date of acquisition.

Franklin - In June 2004, the Company acquired the net assets of Franklin, based in Somerville, New Jersey. Franklin specializes primarily in conducting patient assistance programs and pharmaceutical compliance services. The Company paid approximately $11.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company was obligated to make certain earn-out payments contingent on Franklin’s performance measurements during 2004 through 2006. Franklin’s 2004 earn-out paid in 2005 was approximately $1.8 million, $1.7 million of which was accrued for at December 31, 2004. Franklin’s 2005 earn-out paid in April 2006 was approximately $3.2 million, which was accrued for at December 31, 2005. Franklin’s 2006 earnout, finalized in March 2007, was approximately $2.3 million in cash and stock, of which approximately $1.8 million was accrued at December 31, 2006. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the respective years. Franklin’s financial results have been reflected in the inVentiv Commercial segment since the date of acquisition.

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

The adoption of SFAS 123R resulted in stock-based compensation expense of $2.5 million, of which $0.6 million was recorded in cost of services and $1.9 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended March 31, 2007 and $1.6 million, of which $0.6 million was recorded in cost of services and $1.0 million recorded as SG&A for the three months ended March 31, 2006. The stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.5 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively, net income to decrease by $1.5 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, and basic and diluted earnings per share to decrease by $0.05 per share and $0.03 per share for the three months ended March 31, 2007 and 2006, respectively. Cash provided by financing activities increased by $1.9 million and $3.3 million for the three-months ended March 31, 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock-based awards.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected life of option	5.5-6yrs	5.5-6 yrs
Risk-free interest rate	4.77%	4.72%
Expected volatility	40%	45%
Expected dividend yield	0.00%	0.00%

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels. During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. The Company analyzed historical trends in these variables on a quarterly basis, resulting in an increase in the Company’s expected volatility to 40% during the first quarter of 2007 from 39% during the fourth quarter of 2006. For the quarter ended March 31, 2007 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 and the range of the expected term remained unchanged at 5.5 to 6 years. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. The forfeiture rates utilized for first quarter 2007 and 2006 were 3.25% and 2.82%, respectively.

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2007 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,194	$14.43
Granted and assumed	113	$35.01
Exercised	(192)	$8.46
Forfeited/expired/cancelled	(8)	$14.32
Outstanding at March 31, 2007	2,107	$16.08	7.18	$46,791

Vested and expected to vest at March 31, 2007	2,025	$15.79	7.13	$45,570

Options exercisable at March 31, 2007	1,129	$10.66	6.20	$31,202

The weighted-average grant-date fair value of stock options granted during the three-months ended March 31, 2007 and 2006 were $16.25 and $11.86 per share, respectively. The total intrinsic value of options exercised during the three-months ended March 31, 2007 and 2006 was $1.6 million and $2.4 million, respectively. As of March 31, 2007 and December 31, 2006, there was approximately $10.3 million and $8.9 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.5 years and 2.4 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2.0 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$2.01	210,950	$1.67	5.68	210,950	$1.67
$2.08	To	$7.94	232,062	$4.72	5.04	229,287	$4.72
$8.06	To	$9.15	212,687	$8.28	4.73	162,625	$8.22
$10.30	To	$15.48	54,426	$13.38	7.01	24,376	$12.66
$15.96	To	$15.96	382,500	$15.96	7.48	282,500	$15.96
$16.86	To	$17.25	274,777	$17.05	7.49	88,025	$16.94
$17.57	To	$25.06	316,811	$21.45	8.08	98,876	$20.91
$25.62	To	$26.77	274,500	$26.69	8.93	26,625	$26.44
$30.64	To	$30.64	35,000	$30.64	9.39	5,832	$30.64
$35.01	To	$35.01	113,416	$35.01	9.81	--	$--
			2,107,129			1,129,096

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plans as of and during the three months ended March 31, 2007 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2007	520	$24.66
Granted	253	$35.22
Released	(74)	$23.36
Forfeited	(7)	$26.43
Nonvested at March 31, 2007	692	$28.48

As of March 31, 2007 and December 31, 2006, there was approximately $17.7 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.4 years and 3.3 years, respectively. The total fair value of shares vested during the three-months ended March 31, 2007 and 2006 were $1.0 million and $0.6 million, respectively.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended March 31,
	2007	2006

Basic EPS from Continuing Operations Computation
Income from continuing operations	$10,384	$10,143
Weighted average number of common shares outstanding	30,406	28,199
Basic EPS from continuing operations	$0.34	$0.36

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$10,384	$10,143

Weighted average number of common shares outstanding	30,406	28,199
Stock options (1)	636	1,081
Restricted stock awards (2)	157	79
Total diluted common shares outstanding	31,199	29,359

Diluted EPS from continuing operations	$0.33	$0.35

(1) For the three-months ended March 31, 2007 and 2006, 301,120 and 37,331 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three-months ended March 31, 2007 and 2006, 413 and 818 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

7. Significant Clients:

During the three-months ended March 31, 2007 the Company had one client that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments. For the three-months ended March 31, 2006 there were no clients that accounted for more than 10%, individually, of the Company's total revenues.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2007	Acquisitions	Contingent(1) Consideration	March 31, 2007
inVentiv Clinical	$55,742	$12	$(133)	$55,621
inVentiv Communications	157,863	8,095	2,214	168,172
inVentiv Commercial	53,222	34	808	54,064
Total	$266,827	$8,141	$2,889	$277,857
(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended March 31, 2007 and December 31, 2006. (see Note 4)

Other intangible assets consist of the following:

	March 31, 2007			December 31, 2006
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$74,787	$(8,783)	$66,004	$59,987	$(7,240)	$52,747
Noncompete agreement	880	(421)	459	880	(372)	508
Tradenames subject to amortization	911	(104)	807	911	(66)	845
Other	2,600	(471)	2,129	2,600	(323)	2,277
Total definite-life intangibles	79,178	(9,779)	69,399	64,378	(8,001)	56,377
Tradenames not subject to amortization (1)	104,060	--	104,060	96,260	--	96,260
Total other intangibles (2)	$183,238	$(9,779)	$173,459	$160,638	$(8,001)	$152,637

(1)
These indefinite-life tradenames arose primarily from the acquisitions of Franklin, Smith Hanley, HHI, inChord, Adheris, Chamberlain and Ignite, where the brand names of the entities acquired are very strong and longstanding. These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $22.6 million increase in total gross other intangibles arises from the acquisitions of Chamberlain and Ignite.

The acquisitions discussed in Note 4 resulted in approximately $257.3 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$104,971	(1)
Customer relationships	74,787	10.9 years
Noncompete agreement	880	4.1 years
Technology	2,340	7.2 years
Total	$182,978	(2)

(1)	$0.9 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2007 acquisitions.

Amortization expense, based on intangibles subject to amortization held at March 31, 2007, is expected to be $6.0 million for the remainder of 2007, $8.0 million in 2008, $7.5 million in 2009, $7.1 million in 2010, $7.0 million in 2011, $6.6 million in 2012 and $27.1 million thereafter.

The Company performed its most recent annual impairment test as of June 30, 2006 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired and continue to maintain this position as of March 31, 2007, based on various factors, including updated forecasts and the current condition of the Company.

9. Debt:

The Company’s principal external source of liquidity is its syndicated, secured credit agreement, which the Company entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to us in a single drawing at the time of the inVentiv Communications, Inc. transaction. The credit agreement also includes a $50 million revolving credit facility, $5 million for the issuance of letters of credit, and a $5 million swingline facility.

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

The three-month LIBOR base rate as of March 31, 2007 and December 31, 2006 was 5.35% and 5.36%, respectively. As disclosed in Note 11, the Company entered into a derivative financial instrument to hedge against this $175 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the credit agreement. These amounts are classified as deferred financing costs and $2.6 million and $2.7 million are included as Deposits and Other Assets on the March 31, 2007 and December 31, 2006 condensed consolidated balance sheets, respectively. These deferred financing costs are amortized as interest expense over the life of the loan using the effective interest rate method. At March 31, 2007 and December 31, 2006, the Company had approximately $164.2 million and $164.6 million outstanding on the secured term loan and $25.0 million at March 31, 2007 outstanding under the credit facility.

10. Capital Lease Obligations:

Starting in 2000, the Company entered into various lease agreements to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Based on the terms of these agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $3.3 million (including rebates of $0.2 million) and $5.7 million (including rebates of $0.1 million) during the three-months ended March 31, 2007 and 2006, respectively. The Company also incurred net disposals of $2.0 million and $1.6 million during the three-months ended March 31, 2007 and 2006, respectively.

11.  Derivative Financial Instrument:

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

From October 2005 to July 2006, the Company did not designate for hedge accounting and recorded a $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset of approximately $2.9 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. During the first quarter of 2007, the fair market value of the derivative asset decreased by $0.5 million to approximately $0.7 million. Approximately $0.3 million of the $0.5 million adjustment was recorded as interest expense due to ineffectiveness, while the remaining $0.2 million ($0.1 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

12.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience. In the opinion of management and based on the advice of legal counsel, no matters outstanding as of March 31, 2007 are likely to have a material adverse effect on inVentiv.

Pursuant to the acquisition of inChord, the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15.0 million liability) on inChord’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The first $5.0 million of this obligation is to be paid by or for the account of the former shareholders of inChord; as such, this amount was recorded as a long-term receivable from the former shareholders. The Company has monitored these performance thresholds on a quarterly basis. At December 31, 2006, as a result of new business and the strengthened outlook for inChord’s business during 2007, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million was recorded in cost of services and $2.3 million was recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies. The Company will continue to monitor these performance thresholds, which may result in up to an additional $3.7 million of expenses, but currently the Company does not believe that it is probable that the final threshold will be met.

13. Deferred Compensation:

On November 22, 2004, inVentiv adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by inVentiv’s Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $5.2 million and $4.2 million was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006. The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at March 31, 2007 and December 31, 2006 was approximately $4.6 million and $2.9 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.7 million and $1.1 million as of March 31, 2007 and December 31, 2006, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

14.  Income Taxes

In March 2007, the Company recorded a tax benefit of approximately $1.0 million related to federal tax benefits of state tax reserves. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.7% for the quarter ended March 31, 2007. The Company’s effective tax rate was 40.0% for the quarter ended March 31, 2006. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

During the quarter ended March 31, 2007, the Company recorded $4.5 million of additional tax reserves, interest and penalties related to pre-acquisition tax exposures in addition to offsetting assets supported by tax indemnity agreements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet, results of operations and cash flows. As of January 1, 2007, the amount of unrecognized tax benefits was $2.5 million. Included in this balance at January 1, 2007 are $1.6 million of tax positions that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties recorded as of January 1, 2007 was $1.2 million. During the three months ended March 31, 2007, the Company recognized approximately $0.1 million in potential interest associated with uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to US federal income tax examinations for years before 2003 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.1 million within the next 12 months. The decrease is primarily related to additional federal and state taxes that may be settled or have expiring statutes of limitations.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.  Stockholders’ Equity

The following table describes the 2007 activity in the Company’s Stockholders’ Equity accounts for the three-months ended March 31, 2007:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Compre-hensive Income	Accumulated Other Comprehen-sive Losses (1)	Total
Balance at December 31, 2006	$30	$284,331	$74,327		($226)	$358,462
Net income			10,470	$10,470		10,470
Net change in effective portion of derivative, net of taxes				(123)	(123)	(123)
Foreign currency translation Adjustment				63	63	63
				$10,410
Restricted stock expense		1,186				1,186
Withholding shares for taxes		(623)				(623)
Tax benefit from exercise of employee stock options and vesting of restricted stock		2,036				2,036
Consultant compensation		316				316
Proceeds from exercise of stock options		1,629				1,629
Stock option expense		1,277				1,277
Issuance of shares in connection with acquisitions	1	28,735				28,736
Balance at March 31, 2007	$31	$318,887	$84,797		$(286)	$403,429

(1) As of March 31, 2007 Accumulated Other Comprehensive Losses consists of $0.5 million of currency translation fluctuations in the foreign bank accounts remaining from the divestitures of inVentiv’s European business units and the Company’s equity investments and minority interests in inVentiv Communications’ foreign business units as well as approximately ($0.8 million, net of taxes) that relates to the effective portion of the Company’s derivative instrument, as described in Note 11.

16. Discontinued Operations:

For the three months ended March 31, 2007 and 2006, earnings from discontinued operations, net of taxes, were approximately $0.1 million for both periods. The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

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

•	Other, which encompasses the activities of the corporate management group.

Segment information for the three-months ended March 31, 2007 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$41,444	$80,389	$102,503	$--	$224,336
Less: Intersegment revenues	(3)	(225)	(2,153)	--	(2,381)
Reported Revenues	$41,441	$80,164	$100,350	$--	$221,955
Depreciation and amortization	441	1,512	3,720	22	5,695
Interest expense	--	4	500	3,058	3,562
Interest income	21	241	--	577	839
Segment income (loss) (1)	$1,851	$11,897	$8,514	$(6,444)	$15,818

Segment information for the three-months ended March 31, 2006 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$32,470	$52,578	$89,805	--	$174,853
Less: Intersegment revenues	(34)	(127)	(1,015)	--	(1,176)
Reported Revenues	$32,436	$52,451	$88,790	--	$173,677
Depreciation and amortization	312	867	3,622	21	4,822
Interest expense	--	11	399	1,247	1,657
Interest income	12	127	--	595	734
Segment income (loss) (1)	1,327	8,711	11,112	(3,190)	17,960

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	March 31	Dec 31
	2007	2006
Total Assets:
inVentiv Clinical	$107,431	$$105,253
inVentiv Communications	422,480	408,859
inVentiv Commercial	199,518	192,975
Other	53,303	63,967
Total assets	$782,732	$771,054

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the years ended December 31, 2006, 2005 and 2004.

Overview

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

We currently serve our clients primarily through three business segments:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development, public relations, and patient and physician education. This segment includes inVentiv Communications, Inc. (then known as inChord Communications, Inc. ("inChord")), Adheris, Inc. ("Adheris"), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) (acquired in March 2007) and Chamberlain Communications Group, Inc. (“Chamberlain”) (also acquired in March 2007).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes Pharma Teams, Analytics and Pharma Services.

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

Acquisitions and Divestitures

The pursuit of strategic acquisitions is a core part of our business strategy. We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, diligencing and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a significant competitive advantage. During the first quarter of 2007, we acquired Ignite and Chamberlain, as highlighted in the table below. The following is a summary of our acquisitions to date:

Acquisition	Type of Business	Segment (“inVentiv”)	Location	Month Acquired
Ignite Health	Interactive communications agency	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario, Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Communications	Massachusetts	February 2006
inChord	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Commercial	New Jersey	June 2004

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

International Operations

As part of the acquisition of inVentiv Communications, Inc. in October 2005, we added that company's U.K.-based operations. These operations, based in London, provide advertising, marketing and public relations services to clients throughout Europe. As previously mentioned, in December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., India's largest domestic contract research organization, to offer pharmaceutical companies India-based clinical data management services. The results of this joint venture are not material to the Company’s condensed consolidated financial statements. In April 2006, we acquired JSAI, a leading healthcare marketing and communications agency in Canada.

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

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2006. There has been no change, update or revision t
o the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2006.

Three-Months Ended March 31, 2007 Compared to Three-Months Ended March 31, 2006

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

	For the Three-Months Ended March 31,
	2007		2006
	(in thousands, except for per share data)
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$41,441	18.7%	$32,436	18.7%
inVentiv Communications	80,164	36.1%	52,451	30.2%
inVentiv Commercial	100,350	45.2%	88,790	51.1%
Other	--	--	--	--
Total revenues	221,955	100.0%	173,677	100.0%

Cost of services (1) (2):
inVentiv Clinical	29,032	70.1%	22,844	70.4%
inVentiv Communications	52,416	65.4%	32,166	61.3%
inVentiv Commercial	81,380	81.1%	69,798	78.6%
Other	--	--	--	--
Total cost of services	162,828	73.4%	124,808	71.9%

Selling, general and administrative expenses	40,586	18.3%	29,986	17.3%

Total operating income	18,541	8.3%	18,883	10.9%
Interest expense	(3,562)	(1.6)%	(1,657)	(1.0)%
Interest income	839	0.4%	734	0.4%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	15,818	7.1%	17,960	10.3%
Income tax provision	(5,414)	(2.4)%	(7,184)	(4.1)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	10,404	4.7%	10,776	6.2%
Minority interest in subsidiary	(255)	(0.1)%	(323)	(0.2)%
Gain (loss) from equity investments	235	0.1%	(310)	(0.2)%
Income from continuing operations	10,384	4.7%	10,143	5.8%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	86	0.0%	105	0.1%
Income from discontinued operations	86	0.0%	105	0.1%

Net income	$10,470	4.7%	$10,248	5.9%

Earnings per share:
Continuing operations:
Basic	$0.34		$0.36
Diluted	$0.33		$0.35
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.01		$0.00
Net earnings:
Basic	$0.34		$0.36
Diluted	$0.34		$0.35

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $48.3 million, or 28%, to $222.0 million during the first quarter of 2007, from $173.7 million during the first quarter of 2006.

inVentiv Clinical’s revenues were $41.4 million during the first quarter of 2007, an increase of $9.0 million compared to $32.4 million during the first quarter of 2006. inVentiv Clinical revenues accounted for 19% of total inVentiv revenues during the first quarter of 2007. Revenues in the clinical staffing division were higher in 2007 predominantly due to increased placement of temporary personnel. The acquisition of Synergos in April 2006 also contributed approximately $1.0 million of revenues for the first quarter of 2007.

inVentiv Communications’ revenues were $80.2 million during the first quarter of 2007, an increase of $27.7 million or 53% from the first quarter of 2006. inVentiv Communications’ revenues accounted for 36% of total inVentiv revenues during the first quarter of 2007. Approximately $18 million of this increase is due to the incremental revenue relating to the acquisitions of Adheris, JSAI, Ignite and Chamberlain over the past 13 months. The remaining increase primarily relates to recent business wins in various advertising and communications’ agencies.

Revenues in our inVentiv Commercial segment were $100.4 million during the first quarter of 2007, an increase of $11.6 million, or 13% from the $88.8 million during the first quarter of 2006. inVentiv Commercial revenues accounted for 45% of total inVentiv revenues for the first quarter of 2007. Most of the variance relates to new business wins, which more than offset revenues that wound-down in the natural course. Approximately $2 million of this increase was due to the incremental revenue relating to the acquisitions of Medconference and DialogCoach, both acquired during the fourth quarter of 2006.

Cost of Services: Cost of services increased by approximately $38.0 million or 30%, to $162.8 million during the first quarter of 2007 from $124.8 million in the first quarter of 2006. Cost of services as a percentage of revenues increased to 73% during the first quarter of 2007 from 72% during the first quarter of 2006. The majority of this increase is due to increased business in all three segments, as described above.

inVentiv Clinical’s cost of services increased by approximately $6.2 million, or 27%, to $29.0 million during the first quarter of 2007 from $22.8 million during the first quarter of 2006. This increase is consistent with the increase in the segment’s revenue. Cost of services as a percentage of revenues remained consistent at 70% for both periods.

inVentiv Communications’ cost of services increased by 63% to $52.4 million during the first quarter of 2007 when compared to the first quarter of 2006. Most of this variance is due to increased business described above. Cost of services as a percentage of the segment’s revenues increased from 61% during the first quarter of 2006 to 65% during the first quarter of 2007 primarily due to the timing of additional reimbursable income and expense for the first quarter of 2007.

Cost of services at inVentiv Commercial increased by approximately $11.6 million, or 17%, to $81.4 million in the first quarter of 2007 from $69.8 million in the first quarter of 2006, mainly due to the increase in revenues. Cost of services was 81% of inVentiv Commercial revenues during the first quarter of 2007, compared to 79% during the first quarter of 2006, mainly due to the timing of additional reimbursable income and expense for the first quarter of 2007.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $10.6 million, or 35%, to $40.6 million during the first quarter of 2007 from $30.0 million during the first quarter of 2006.

SG&A expenses at inVentiv Clinical were approximately $10.6 million during the first quarter of 2007, compared to $8.3 million during the first quarter of 2006 due to increased selling expense and commissions from additional business; additional staffing requirements; and additional SG&A expense from Synergos, which was acquired in April 2006.

SG&A expenses at inVentiv Communications increased $4.4 million to $16.1 million during the first quarter of 2007. New acquisitions contributed to almost all of this increase.

SG&A expenses at inVentiv Commercial increased by approximately $2.5 million, or 33%, to $10.0 million during the first quarter of 2007 from $7.5 million during the first quarter of 2006. This increase was mainly due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006.

Other SG&A was approximately $4.0 million for the first quarter of 2007, an increase of approximately $1.5 million or 56% from $2.5 million during the first quarter of 2006. The increase was mainly related to additional, ongoing audit fees arising as a result of new acquisitions. In addition, there were annual increases in equity and non-equity compensation expense from the previous year.

Interest Expense: Interest expense increased by approximately $1.9 million from the first quarter of 2006 to the first quarter of 2007. For the three months ended March 31, 2006, the Company did not designate for hedge accounting and recorded a $1.7 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $1.7 million. In July 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in $0.3 million of additional interest expense due to ineffectiveness.

Provision for Income Taxes: In March 2007, inVentiv recorded a tax benefit of approximately $1.0 million related to federal tax benefits of state tax reserves. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.7% for the quarter ended March 31, 2007. The Company’s effective tax rate was 40.0% for the quarter ended March 31, 2006. Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately $0.3 million to $10.5 million during the first quarter of 2007 from net income of $10.2 million during the first quarter of 2006, respectively. Diluted earnings per share decreased to $0.34 per share during the first quarter of 2007 from $0.35 per share during the first quarter of 2006.  Although net income slightly increased, overall EPS decreased because of increased shares issued relating to new acquisitions, earnouts, and annual employee equity grants.

Liquidity and Capital Resources

At March 31, 2007, inVentiv had $46.3 million of unrestricted cash and equivalents, a decrease of $33.5 million from December 31, 2006. For the three-months ended March 31, 2006 compared to March 31, 2007, cash used in operations decreased by $24.8 million from a source of $18.0 million to a use of $6.8 million. Cash used in investing activities increased from $49.0 million to $49.9 million for the three-months ended March 31, 2006 and 2007, respectively. Cash provided by financing activities increased from $1.6 million to $23.4 million over the same comparative periods.

Cash used in operations was $6.8 million during the three-months ended March 31, 2007, while cash provided by operations was $18.0 million in the three-months ended March 31, 2006. This decrease was, in large part, due to the timing of certain payments due under various contracts. The accounts receivable and unbilled services balances increased by approximately $0.5 million during the first quarter of 2007, versus a decrease of approximately $5.6 million during the first quarter of 2006. This is mainly due to timing of increased collections during the first quarter of 2006. In addition, unearned revenue decreased more substantially mainly due to more significant projects completed in the Communications’ segment during the first quarter of 2007.

Cash used in investing activities was $49.9 million for the three-months ended March 31, 2007 compared to $49.0 million used during the same period in 2006. During the three months ended March 31, 2006, the Company paid approximately $42.4 million of cash, net of cash acquired, for the acquisition of Adheris, and approximately $4.1 million of cash relating to earnout contingency payments from previous acquisitions. During the three months ended March 31, 2007, approximately $25.5 million of cash related to the acquisitions of Ignite and Chamberlain, while approximately $20.7 million of cash related to earnout contingency payments from previous acquisitions.

Cash provided by financing activities was $23.4 million for the three months ended March 31, 2007, compared to $1.6 million for the three-months ended March 31, 2006. As discussed below, during the three months ended March 31, 2007, $25 million was borrowed from the revolving credit facility to help finance the Ignite and Chamberlain acquisitions and 2006 earnout payments from past acquisitions.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. As of March 31, 2007, we complied with the requirements, including all covenants, of the credit facility. The key features of this credit facility are as follows:

•
A $175 million term loan facility was made available to inVentiv in a single drawing at the time of the inVentiv Communications, Inc. transaction. The credit agreement also includes a $50 million revolving credit facility and a $5 million swingline facility. In March 2007, the Company borrowed $25 million from this revolving credit facility to help finance the Ignite and Chamberlain acquisitions, and 2006 earnout payments from past acquisitions. As of April 30, 2007, $10 million of this borrowing was repaid. The remaining $15 million is being borrowed at the current one-month LIBOR rate.

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

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months. However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. The acquisition agreements entered into in connection with our 2004, 2005, 2006 and 2007 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Contractual Obligations

During 2007, we acquired Ignite for approximately $20 million in cash and stock and Chamberlain for approximately $13 million in cash and stock (in each case excluding direct acquisition costs and post-closing adjustments). Pursuant to the related acquisition agreements, we will be obligated to make certain earnout payments, which may be material, contingent on the financial performance of the acquired businesses during 2007 and in subsequent years, as described more fully in Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

With the foregoing exceptions, there have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
                Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of the Company’s Form 10-K for the year ended December 31,
2006.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At March 31, 2007, we had $164.2 million debt outstanding under our unsecured term loan. See Liquidity and Capital Resources section for further detail on our credit agreement. We will incur variable interest expense with respect to our outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at March 31, 2007, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. During the first quarter of 2007, the fair market value of the derivative asset decreased by $0.5 million to approximately $0.7 million. Approximately $0.3 million of the $0.5 million adjustment was recorded as interest expense due to ineffectiveness, while the remaining $0.2 million ($0.1 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

Foreign Currency Exchange Rate Exposure

We are not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units and our Canadian subsidiary, equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements. Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations. The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At March 31, 2007, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.5 million. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4. Controls and Procedures

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))) were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

    Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 3. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2007, the Company issued 20,854 unregistered shares of its Common Stock, par value $0.001 per share (“Common Stock”) to the former equityholders of its Franklin Pharma Services business unit, 21,439 unregistered shares of Common Stock to the entity from which its MedConference business unit was acquired and 16,271 unregistered shares of Common Stock to the former equityholders of its Pharmaceutical Resource Solutions business unit, in each case pursuant to the earnout provisions of the relevant acquisition agreement. The issuance of the foregoing shares of Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  In each case, there was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients are accredited and/or sophisticated.

ITEM 5. Other Information

Election of R. Blane Walter as President of the Company

On May 7, 2007, our Board of Directors elected R. Blane Walter, age 36, as the President of the Company. Mr. Walter has served as the President and Chief Executive Officer of our inVentiv Communications division since the acquisition of inVentiv Communications, Inc. (known as inChord Communications, Inc. at the time of the acquisition) in October 2005 and as a director of the Company since October 2005. Mr. Walter joined inVentiv Communications, Inc. as an Account Manager in 1994. In 1996, he became a Partner and later purchased the company in 2000. Under his direction as Chairman and CEO, inVentiv Communications, Inc. became the largest privately-held healthcare communication company in the world, with affiliates throughout the world. Prior to inVentiv Communications, Inc., Mr. Walter worked as a financial analyst in New York City for Smith Barney in mergers and acquisitions. Mr. Walter will assume responsibility as President of the Company no later than July 1, 2007. The Company intends to disclose when finalized any modifications to Mr. Walter's compensation arrangements related to his appointment as President.

inVentiv Communications, Inc. is party to a lease with Olde Worthington Road LLC for its current headquarters facility in Westerville, Ohio. This facility is partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications, Inc. through their ownership in GSW Capital LLC. GSW Capital LLC is a 50% owner of Olde Worthington Road LLC. The lease expires on September 30, 2015. The total value, on an undiscounted basis, of rental payments to be made from January 1, 2006 through maturity is estimated to be $11.8 million and Mr. Walter's interest in this payment stream is approximately $9.8 million. The entry by inVentiv Communications, Inc. into this lease preceded our acquisition of inVentiv Communications, Inc. and, accordingly, Mr. Walter was not an executive officer or director of the Company at such time. The existence and terms of the lease were disclosed to the Board of Directors in connection with its approval of the acquisition of inVentiv Communications, Inc.

Resignation of John Emery as Chief Financial Officer of the Company; Election of David Bassin as Chief Financial Officer

On May 7, 2007, John Emery, our Chief Financial Officer, resigned all of his positions with the Company and its subsidiaries effective May 11, 2007. Also on May 7, the Board of Directors elected David Bassin, age 35, currently the Chief Financial Officer and Chief Operating Officer of our inVentiv Commercial Services division, as the Chief Financial Officer of the Company effective May 11, 2007. In connection with his appointment as Chief Financial Officer of the Company, the Company and Mr. Bassin executed an amendment to his existing employment agreement and equity award documentation pursuant to which (i) Mr. Bassin's annual base salary was increased from $221,055 to $290,000; (ii) Mr. Bassin's contractual bonus range was changed from 0-70% to 0-100%, with a 50% target bonus, (iii) a change in control payment of up to 52 weeks of base salary was reinstated, (iv) the Company agreed to reimburse Mr. Bassin for country club dues of approximately $8,000 annually and (v) the Company confirmed that previously issued equity awards covering 19,835 stock options and 12,092 shares of restricted stock would accelerate upon Mr. Bassin's termination without cause within six months of a change in control of the Company.

The following is a brief description of Mr. Bassin's business experience:

David Bassin, CFO and COO for inVentiv Commercial, is responsible for providing financial, strategic and operational management for all of the inVentiv Commercial divisions. He oversees accounting/finance, information technology, fleet and the strategic development for the operations. In addition, Mr. Bassin leads the financial due diligence and integration for newly acquired subsidiaries and the insurance/risk management for the organization. After a career as an auditor with Arthur Andersen, Mr. Bassin entered the pharmaceutical sales and marketing industry in 1997 as the Business and Financial Strategies Group Manager for Snyder Communications, a former parent company to inVentiv Health. He was responsible for post-acquisition integrations of subsidiaries that provided sales force, CRA and other marketing services to pharmaceutical companies in Europe. After assisting with investor relations and securing financing for the spin-off of Ventiv Health from Snyder Communications, Mr. Bassin led the financial planning and analysis group in the preparation of company-wide budgets, forecast and statistics for quarterly reports. He also acted as the financial director, performing financial modeling of partnerships for pharmaceutical and biotech products in late-stage development prior to his present role. Mr. Bassin earned a bachelor's degree in economics and business from Lafayette College and is a Certified Public Accountant.

Election of Terrell Herring as Chief Operating Officer of the Company

On May 7, 2007, our Board of Directors elected Terrell Herring, age 43, as the Chief Operating Officer of the Company, in addition to his role as President and Chief Executive Officer of inVentiv Commercial. In connection with his appointment as Chief Operating Officer of the Company, the Company and Mr. Herring executed an amendment to his existing employment agreement and equity award documentation pursuant to which, effective July 1, 2007, with respect to clauses (i) through (iv) and immediately, with respect to clause (v)): (i) Mr. Herring's annual base salary was increased from $375,000 to $425,000; (ii) Mr. Herring was guaranteed a minimum annual bonus of $150,000 for 2007, subject to being employed by the Company on December 31, 2007, (iii) Mr. Herring's right to payment upon a termination without cause or for good reason was clarified to provide that a 6-month base salary continuation benefit would be payable commencing on the first anniversary of the termination and subject to Mr. Herring refraining from engaging in competitive business activities, (iv) provision was made for payment, in connection with a termination of employment by Mr. Herring with the concurrence of certain other senior officers of the Company, of a lump sum payment of 6 months of base salary in lieu of any payment that would otherwise be triggered by a termination without cause or for good reason and (v) the Company confirmed that previously issued equity awards covering 136,523 stock options and 36,225 shares of restricted stock would accelerate upon Mr. Herring's termination without cause within six months of a change in control of the Company. Mr. Herring will assume responsibility as Chief Operating Officer of the Company no later than July 1, 2007.

Mr. Herring has served as the President and Chief Executive Officer of our inVentiv Commercial division since October 2005 and as a director of the Company since October 2005. Since joining the Company in November 1999, Mr. Herring has held the positions of National Business Director, Vice President and General Manager, U. S. Sales, President and COO, inVentiv Pharma Services and President and COO, inVentiv Commerical. He has more than 20 years experience in the pharmaceutical sales industry. Before joining inVentiv, Mr. Herring was the Senior National Sales Director at Noven Pharmaceuticals where he focused on transdermal delivery and women's health marketing. He began his career at Ciba-Geigy Pharmaceuticals and Solvay Pharmaceuticals where he held various sales management, training, development, marketing, and operations positions.

ITEM 6. Exhibits

10.11.2	Amendment dated June 15, 2004 to Employment Agreement dated April 8, 2002 by and between Terrell Herring and the Registrant

10.11.3	Amendment dated October 18, 2004 to Employment Agreement dated April 8, 2002 by and between Terrell Herring and the Registrant

10.11.4	Amendment dated January 23, 2006 to Employment Agreement dated April 8, 2002 by and between Terrell Herring and the Registrant

10.11.5	Amendment dated May 9, 2007 to Employment Agreement dated April 8, 2002 by and between Terrell Herring and the Registrant

10.21	Employment Agreement dated January 1, 2003 by and between David Bassin and the Registrant

10.21.1	Amendment dated April 1, 2003 to Employment Agreement dated January 1, 2003 by and between David Bassin and the Registrant

10.21.2	Amendment dated May 7, 2007 to Employment Agreement dated January 1, 2003 by and between David Bassin and the Registrant

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

COMPANY NAME CORPORATION

Date: May 9, 2007	By:	/s/ John R. Emery
John R. Emery
Title Chief Financial Officer
                                                          (Principal financial officer and duly authorized signatory)