Form 10-Q
period 2007-06-30
INVENTIV HEALTH INC
filed 2007-08-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 32,251,032 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$41,468	$79,835
Restricted cash	175	50
Accounts receivable, net of allowances for doubtful accounts of $11,814 and $3,583 at
June 30, 2007 and December 31, 2006, respectively	110,807	124,283
Unbilled services	91,070	75,691
Prepaid expenses and other current assets	14,970	8,524
Income tax receivable	9,347	--
Current deferred tax assets	434	834
Total current assets	268,271	289,217

Property and equipment, net	48,838	43,380
Equity investments	5,470	5,076
Goodwill	298,368	266,827
Other intangibles, net	184,662	152,637
Deposits and other assets	15,867	13,917
Total assets	$821,476	$771,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$12,880	$11,708
Borrowings under line of credit	20,000	--
Current portion of long-term debt	1,667	1,667
Accrued payroll, accounts payable and accrued expenses	90,053	123,175
Current income tax liabilities	--	1,475
Client advances and unearned revenue	56,713	64,508
Total current liabilities	181,313	202,533

Capital lease obligations, net of current portion	21,818	21,800
Long-term debt	162,083	162,917
Non-current income tax liabilities	6,297	--
Deferred tax liabilities	12,207	6,756
Other non-current liabilities	9,089	18,471
Total liabilities	392,807	412,477

Commitments and contingencies

Minority interests	(74)	115

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 31,671,772 and 29,975,710
Shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	32	30
Additional paid-in-capital	336,295	284,331
Accumulated other comprehensive income (losses)	362	(226)
Accumulated earnings	92,054	74,327
Total stockholders’ equity	428,743	358,462
Total liabilities and stockholders’ equity	$821,476	$771,054
The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$193,455	$154,739	$369,846	$297,677
Reimbursed out-of-pockets	38,979	28,240	84,544	58,979
Total revenues	232,434	182,979	454,390	356,656

Operating expenses:
Cost of services	122,728	97,947	239,901	193,061
Reimbursable out-of-pocket expenses	40,146	29,913	85,801	59,606
Selling, general and administrative expenses	54,445	34,938	95,030	64,925
Total operating expenses	217,319	162,798	420,732	317,592

Operating income	15,115	20,181	33,658	39,064
Interest expense	(3,884)	(2,241)	(7,446)	(3,898)
Interest income	502	362	1,342	1,096
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	11,733	18,302	27,554	36,262
Income tax (provision) benefit	(4,445)	1,748	(9,859)	(5,436)
Income from continuing operations before minority interest in income of subsidiary and income (loss) from equity investments	7,288	20,050	17,695	30,826
Minority interest in income of subsidiary	(234)	(352)	(489)	(676)
Income (loss) from equity investments	111	166	346	(144)
Income from continuing operations	7,165	19,864	17,552	30,006

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	92	1,115	175	1,221
Net income from discontinued operations	92	1,115	175	1,221

Net income	$7,257	$20,979	$17,727	$31,227

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.23	$0.68	$0.57	$1.05
Diluted	$0.22	$0.66	$0.55	$1.01
Discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.04
Diluted	$0.01	$0.03	$0.01	$0.04
Net income:
Basic	$0.23	$0.72	$0.57	$1.09
Diluted	$0.23	$0.69	$0.56	$1.05
Weighted average common shares outstanding:
Basic	31,336	29,188	30,874	28,696
Diluted	32,026	30,186	31,631	29,737

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Six-Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,727	$31,227
Income from discontinued operations	(175)	(1,221)
Income from continuing operations	17,552	30,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,508	7,578
Amortization	3,901	2,616
(Loss) Income from equity investments	(346)	144
Minority interest in income of subsidiary	489	676
Fair market value adjustment on derivative financial instrument	(589)	(2,824)
Deferred taxes	5,851	(7,198)
Stock compensation expense	4,961	3,336
Tax benefit from stock option exercises and vesting of restricted shares	7,892	4,530

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	21,540	22,971
Unbilled services	(14,623)	(18,428)
Prepaid expenses and other current assets	(6,341)	(2,889)
Accrued payroll, accounts payable and accrued expenses	(1,398)	(8,912)
Net tax liabilities	(5,870)	5,128
Client advances and unearned revenue	(9,374)	2,411
Excess tax benefits from stock based compensation	(6,420)	(4,002)
Other	(7,705)	3,569
Net cash provided by continuing operations	18,028	38,712
Net cash (used in) provided by discontinued operations	(166)	1,103
Net cash provided by operating activities	17,862	39,815

Cash flows from investing activities:
Restricted cash balances	(125)	3,561
Investment in cash value of life insurance policies	(2,556)	(3,439)
Cash paid for acquisitions, net of cash acquired	(49,524)	(50,412)
Acquisition earn-out payments	(23,055)	(8,267)
Equity investments	(48)	304
Purchases of property and equipment	(4,189)	(3,755)
Proceeds from manufacturers rebates on leased vehicles	260	141
Net cash used in continuing operations	(79,237)	(61,867)
Net cash provided by discontinued operations	341	118
Net cash used in investing activities	(78,896)	(61,749)

Cash flows from financing activities:
Repayments on credit agreement	(834)	(875)
Borrowings under line of credit	20,000	--
Repayments on capital lease obligations	(7,456)	(6,759)
Withholding shares for taxes	(661)	(85)
Proceeds from exercise of stock options	5,816	2,778
Excess tax benefits from stock-based compensation	6,420	4,002
Distributions to minority interests in affiliated partnership	(678)	(552)
Net cash provided by (used in) continuing operations	22,607	(1,491)
Net cash provided by (used in) discontinued operations	--	--
Net cash provided (used in) by financing activities	22,607	(1,491)

Effect of exchange rate changes	60	714

Net change in cash and equivalents	(38,367)	(22,711)
Cash and equivalents, beginning of period	79,835	73,102
Cash and equivalents, end of period	$41,468	$50,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,575	$6,392
Cash paid for income taxes	$11,177	$2,977
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$11,546	$11,003
Stock issuance related to acquisitions	$34,661	$27,177

The accompanying notes are an integral part of these condensed consolidated financial statements

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health, Inc.) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis. The Company provides services to over 250 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

Business Segments

The Company currently serves our clients primarily through three business segments, which correspond to its reporting segments for 2007, as discussed in Note 19:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development, public relations, and patient and physician education. This segment includes inVentiv Communications, Inc. (then known as inChord Communications, Inc.), Adheris, Inc. ("Adheris"), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), and Addison Whitney, Inc. (“Addison Whitney”).

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated income statements of the Company for the three and six-months ended June 30, 2007 and 2006 and the condensed consolidated cash flows for the six-months ended June 30, 2007 and 2006. Operating results for the three and six-months ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

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

 In December 2005, the Company entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., one of India's largest domestic contract research organizations, to offer pharmaceutical companies India-based clinical data management services. The results of this joint venture are not material to the Company’s condensed consolidated financial statements.

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

3. Recently Issued Accounting Standards:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS 159”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company has not yet determined if it will choose to measure any eligible financial assets and liabilities at fair value.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141, Business Combinations, (“SFAS No. 141”) and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisitions dates. If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is disclosed in the notes to the consolidated financial statements. Earn-out payments from acquisitions are generally accrued at the end of an earn-out period in conjunction with the preparation of the Company’s quarterly financial statements when the acquired company’s results are reviewed, as more fully described below. The terms of the acquisition agreements generally include multiple earn-out periods or a multi-year earnout period. Except for inVentiv Communications, Inc., pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X for the following acquisitions because none of the specific thresholds were met as they were not material to the consolidated operations of the Company at the time of acquisition.

Chandler Chicco Agency (“CCA”) - In July 2007, the Company completed the acquisition of CCA, for approximately $65.0 million in cash and stock, excluding certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on CCA’s performance measurements during 2007 through 2010. CCA is based in New York and is one of the largest healthcare-focused public relations firms in the world. CCA includes agencies organized and operating in the United States, the United Kingdom and France. Since the acquisition closed after June 30, 2007, CCA’s financial results were not included in the condensed consolidated financial statements for the quarter ended June 30, 2007.

Innovative Health Strategies, Inc., iProcert, LLC and the related AWAC.MD business (collectively "AWAC") - In July 2007, the Company completed the acquisition of AWAC for approximately $75.0 million in cash and stock, excluding certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on AWAC’s performance measurements during 2007 through 2010. AWAC is based in Georgia and is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators ("TPAs"), ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters ("MGUs") and insurance carriers. The AWAC acquisition included the business assets of AWAC.MD, Inc. as well as Innovative Health Strategies, Inc. and iProcert, LLC, which were acquired as entities. Since the acquisition closed after June 30, 2007, AWAC’s financial results were not included in the condensed consolidated financial statements for the quarter ended June 30, 2007.

Addison Whitney - In June 2007, the Company completed the acquisition of Addison Whitney for approximately $18.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Addison Whitney’s performance measurements during 2007 through 2010. Addison Whitney is based in North Carolina, and specializes in global branding consultancy that focuses on creating unique corporate and product brands. Addison Whitney’s financial results were included in the condensed consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to June 30, 2007.

Strategyx - In June 2007, the Company completed the acquisition of Strategyx for approximately $9.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Strategyx’s performance measurements during 2007 through 2010. Strategyx is based in Somerville, New Jersey, and specializes in global strategic consulting. Strategyx’s financial results were included in the condensed consolidated financial statements within the inVentiv Commercial segment from the acquisition date to June 30, 2007.

Ignite - In March 2007, the Company completed the acquisition of Ignite and Incendia Health Studios (which now operates as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010. Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were included in the condensed consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to June 30, 2007.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

         Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were included in the condensed consolidated financial statements within the Communications’ segment from the acquisition date to June 30, 2007.

MedConference- In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”) for approximately $8.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry. The Company will be obligated to make certain earn-out payments, which may be material, contingent on MedConference's performance measurements during 2006 through 2008. The amount accrued at December 31, 2006, and paid in 2007, with respect to MedConference for the 2006 earnout was approximately $1.6 million in cash and stock. The results of MedConference have been reflected in the inVentiv Commercial segment since the date of its acquisition.

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

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The amount due with respect to JSAI for the 12-month period ended March 31, 2007 was approximately $2.8 million in cash and stock, which the Company accrued at March 31, 2007, and the cash portion of approximately $1.1 million was paid in 2007. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition.

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

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in footnote 10. The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007. inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract. The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

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

5.  Allowance for Doubtful Accounts:

During the three-months ended June 30, 2007, the Company increased its allowance for doubtful accounts by $8.3 million. The majority of this increase relates to a client that declared Chapter 11 bankruptcy subsequent to the end of the second quarter of 2007.

6. Employee Stock Compensation:

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

The adoption of SFAS 123R resulted in stock-based compensation expense of $2.5 million, of which $0.7 million was recorded in cost of services and $1.8 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2007 and $1.7 million, of which $0.6 million was recorded in cost of services and $1.1 million recorded as SG&A for the three months ended June 30, 2006. During the six-months ended June 30, 2007, the stock-based compensation expense of $5.0 million, of which $1.3 million was recorded in cost of services and $3.7 million recorded as Selling, General and SG&A and for the six months ended June 30, 2006, $3.3 million, of which $1.2 million was recorded in cost of services and $2.1 million recorded as SG&A.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

        The stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.5 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively, net income to decrease by $1.5 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and basic and diluted earnings per share to decrease by $0.05 per share and $0.03 per share for the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and June 30, 2006 the stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments to decrease by $5.0 million and $3.3 million, respectively, net income to decrease by $2.9 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, and basic and diluted earnings per share to decrease by $0.09 per share and $0.07 per share for the six months ended June 30, 2007 and 2006, respectively.
Cash provided by financing activities increased by $6.4 million and $4.0 million for the six-months ended June 30, 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	--(1)	5.03%	4.77%	4.90%
Expected volatility	40%	45%	40%	45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the second quarter of 2007, no options were granted by the Company, hence, the interest rate was not applicable.

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels. During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. The Company analyzed historical trends in these variables on a quarterly basis, resulting in an increase in the Company’s expected volatility to 40% during the first half of 2007 from 39% during the fourth quarter of 2006. For the six months ended June 30, 2007 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 and the range of the expected term remained unchanged at 5.5 to 6 years. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. The forfeiture rates utilized for the six months ended 2007 and 2006 were 3.34% and 2.85%, respectively.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (“Stock Plan”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”). The aggregate number of shares of the Company’s common stock that may be issued under the Stock Plan upon exercise of options, SARs or in the form of restricted stock is 9.1 million shares. Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity incentive Plans"), which was terminated at the time the LTIP was adopted.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of our Board of Directors.

The following table summarizes activity under the Company’s equity incentive plans for the six months ended June 30, 2007 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,194	$14.43
Granted and assumed	114	$35.01
Exercised	(638)	$9.12
Forfeited/expired/cancelled	(52)	$23.46
Outstanding at June 30, 2007	1,618	$17.67	7.16	$30,637

Vested and expected to vest at June 30, 2007	1,547	$17.42	7.11	$29,689

Options exercisable at June 30, 2007	774	$12.78	6.22	$18,439

The weighted-average grant-date fair value of stock options granted during the three-months ended June 30, 2007 was not applicable as no stock options were granted and during the three-months ended June 30, 2006 was $12.94 per share and during the six-months ended June 30, 2007 and 2006 were $16.25 and $12.48 per share, respectively. The total intrinsic value of options exercised during the three-months ended June 30, 2007 and 2006 was $4.2 million and $0.4 million, respectively, and in addition, $5.8 million and $2.8 million during the six-months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, there was approximately $8.3 million and $8.9 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.2 years and 2.4 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $4.5 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and during the six-months ended June 30, 2007 and 2006 were $6.5 million and $4.0 million, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$4.00	175,163	$2.96	5.39	175,163	$2.96
$4.11	To	$8.45	202,136	$8.19	4.28	158,449	$8.13
$9.15	To	$15.48	53,229	$13.06	6.73	24,929	$12.67
$15.96	To	$15.96	300,000	$15.96	7.23	200,000	$15.96
$16.89	To	$17.25	217,689	$17.08	7.31	37,661	$17.05
$17.57	To	$23.70	166,811	$18.50	7.20	87,313	$17.92
$23.91	To	$26.76	199,500	$25.57	8.39	44,813	$25.63
$26.77	To	$26.77	180,000	$26.77	8.96	45,000	$26.77
$30.64	To	$30.64	24,588	$30.64	9.15	524	$30.64
$35.01	To	$35.01	98,851	$35.01	9.56	--	$--
			1,617,967			773,852

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plans as of and during the six months ended June 30, 2007 is presented below:
(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	520	$24.66
Granted	254	$35.27
Released	(113)	$22.11
Forfeited	(37)	$24.03
Nonvested at June 30, 2007	624	$29.32

As of June 30, 2007 and December 31, 2006, there was approximately $14.9 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.3 years for both periods. The total fair value of shares vested during the three and six months ended June 30, 2007 were $1.5 million and $4.1 million, respectively. During the three and six-months ended June 30, 2006 the amounts were $1.0 million and $1.3 million, respectively.

7. Earnings Per Share (“EPS”):

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$7,165	$19,864	$17,552	$30,006
Weighted average number of common shares outstanding	31,336	29,188	30,874	28,696
Basic EPS from continuing operations	$0.23	$0.68	$0.57	$1.05

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$7,165	$19,864	$17,552	$30,006

Weighted average number of common shares outstanding	31,336	29,188	30,874	28,696
Stock options (1)	523	897	583	948
Restricted stock awards (2)	167	101	174	93
Total diluted common shares outstanding	32,026	30,186	31,631	29,737

Diluted EPS from continuing operations	$0.22	$0.66	$0.55	$1.01

(1) For the three-months and six-months ended June 30, 2007, 139,229 and 130,225 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding. Similarly, for the three and six months ended June 30, 2006, 308,210 shares and 283,869 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three-months and six-months ended June 30, 2007, negligible amount of shares were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding. Similarly, for the three and six months ended June 30, 2006, 27,203 shares and 15,006 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Significant Clients:

    During the six-months ended June 30, 2007 and 2006 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications and inVentiv Commercial segments.

9. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2007	Acquisitions	Contingent(1) Consideration	June 30, 2007
inVentiv Clinical	$55,742	$12	$(133)	$55,621
inVentiv Communications	157,863	24,551	2,216	184,630
inVentiv Commercial	53,222	4,087	808	58,117
Total	$266,827	$28,650	$2,891	$298,368
(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31, 2006 and March 31, 2007. (see Note 4)

Other intangible assets consist of the following:

	June 30, 2007			December 31, 2006
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$82,607	$(10,707)	$71,900	$59,987	$(7,240)	$52,747
Noncompete agreement	880	(495)	385	880	(372)	508
Tradenames subject to amortization	911	(142)	769	911	(66)	845
Other	3,506	(558)	2,948	2,600	(323)	2,277
Total definite-life intangibles	87,904	(11,902)	76,002	64,378	(8,001)	56,377
Tradenames not subject to amortization (1)	108,660	--	108,660	96,260	--	96,260
Total other intangibles (2)	$196,564	$(11,902)	$184,662	$160,638	$(8,001)	$152,637

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding. These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $35.9 million increase in total gross other intangibles arise from the 2007 acquisitions.

The acquisitions discussed in Note 4 resulted in approximately $277.8 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$109,571	(1)
Customer relationships	82,607	10.6 years
Noncompete agreement	880	4.1 years
Other	3,246	6.2 years
Total	$196,304	(2)

(1)	$0.9 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2007 acquisitions.

Amortization expense, based on intangibles subject to amortization held at June 30, 2007, is expected to be $4.7 million for the remainder of 2007, $9.3 million in 2008, $8.9 million in 2009, $8.5 million in 2010, $8.1 million in 2011, $7.7 million in 2012 and $28.7 million thereafter.

Goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment on June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets. The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2007.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

10. Debt:

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans ("delayed draw term loans") that may be advanced no later than January 6, 2008, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty. The Credit Agreement amended and restated the previous $175 million term loan facility, which the Company entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition in October 2005.

The term loan will mature on the seventh anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through six and 94% during year seven. The delayed draw term loans will mature on the seventh anniversary of the Credit Agreement, with scheduled quarterly amortization of 0.25% per quarter and the balance becoming due on such seventh anniversary. The revolving loans will mature on the sixth anniversary of the Credit Agreement. Amounts advanced under the Credit Agreement must be prepaid with a percentage, determined based on a leverage test set forth in the Credit Agreement, of Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain non-ordinary course asset sales, certain issuances of debt obligations and 50% of certain issuances of equity securities of inVentiv and its subsidiaries, subject to certain exceptions. inVentiv may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the Credit Agreement in respect of term loans (including delayed draw term loans) that are repaid or prepaid may not be reborrowed. Amounts borrowed under the Credit Agreement in respect of revolving loans may be paid or prepaid and reborrowed.

Interest on the loans will accrue, at inVentiv's election, at either (1) the Alternate Base Rate (which is the greater of UBS's prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at inVentiv's option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based equal to 0.75% for Alternate Base Rate loans and 1.75% for Adjusted LIBOR Rate loans.

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.

Under certain conditions, the lending commitments under the Credit Agreement may be terminated by the lenders and amounts outstanding under the Credit Agreement may be accelerated. Such events of default include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt of inVentiv and its subsidiaries, bankruptcy, insolvency, material judgments rendered against inVentiv or certain of its subsidiaries or a 40% change of control of inVentiv, subject to various exceptions and notice, cure and grace periods.

The three-month LIBOR base rate as of June 30, 2007 and December 31, 2006 was 5.36%. As disclosed in Note 12, the Company continues to maintain a derivative financial instrument of $165 million to hedge against the new $330 million term loan facility.

During 2005, the Company incurred costs of approximately $3.3 million related to the prior credit facility. These deferred financing costs are amortized as interest expense over the life of the loan using the effective interest rate method. At June 30, 2007 and December 31, 2006, respectively, approximately $2.5 million and $2.7 million are included on the June 30, 2007 and December 31, 2006 condensed consolidated balance sheets, respectively. At June 30, 2007 and December 31, 2006, the Company had approximately $163.8 million and $164.6 million outstanding on the secured term loan outstanding under the credit facility. As mentioned above, the principal on the new credit facility entered into in July 2007 is $330 million, excluding additional deferred financing costs of approximately $2.1 million, which will be amortized over the remaining life of the loan.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. During the fourth quarter of 2002, the segment entered into a second agreement with another vendor. Based on the terms of the agreement, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $11.6 million (including rebates of $0.3 million) and $11.0 million (including rebates of $0.1 million) during the six-months ended June 30, 2007 and 2006, respectively. The Company also incurred net disposals of $3.5 million and $4.9 million during the six-months ended June 30, 2007 and 2006, respectively.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. During the first half of 2007, the fair market value of the derivative asset increased by $0.1 million to approximately $1.3 million. Approximately $0.6 million of the $0.1 million net adjustment was recorded as interest expense due to ineffectiveness, while the remaining $0.7 million ($0.4 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience. In the opinion of management and based on the advice of legal counsel, no matters outstanding as of June 30, 2007 are likely to have a material adverse effect on inVentiv.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Pursuant to the acquisition of inVentiv Communications, Inc., the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15.0 million liability) on inVentiv Communications, Inc.’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The first $5.0 million of this obligation is to be paid by or for the account of the former shareholders of inVentiv Communications, Inc.; as such, this amount was recorded as a receivable from the former shareholders. The Company has monitored these performance thresholds on a quarterly basis. At December 31, 2006, as a result of new business and the strengthened outlook for inVentiv Communications, Inc.’s business during 2007, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million was recorded in cost of services and $2.3 million was recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies. The Company will continue to monitor these performance thresholds, which may result in up to an additional $3.7 million of expenses, but currently the Company does not believe that it is probable that the final threshold will be met.

14. Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $6.0 million and $4.2 million was included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006. The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at June 30, 2007 and December 31, 2006 was approximately $5.5 million and $2.9 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.4 million and $1.1 million as of June 30, 2007 and December 31, 2006, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

15.  Income Taxes

The effective tax rate for the six-month period ended June 30, 2007 was 36.0%. The rate included a tax benefit relating to state taxes settled of approximately $0.6 million, $0.1 million of a tax detriment relating to interest on unrecognized tax benefits and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The effective tax rate for the six-month period ended June of 2006 was 15.0%. The rate included approximately $9.1 million tax benefit relating to net operating losses of a previously-divested unit. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

As of June 30, 2007 the income tax receivable of $9.3 million resulted primarily from timing differences in payments and stock compensation deductions. The deferred tax liabilities increased $5.4 million during the six-months ended June 30, 2007 primarily from the acquisition of Chamberlain. During the six-months ended June 30, 2007, the Company recorded $4.5 million of additional tax reserves, interest and penalties related to pre-acquisition tax exposures in addition to offsetting assets supported by tax indemnity agreements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The amount of unrecognized tax benefits was $2.5 million as of January 1, 2007 and $2.1 million as of June 30, 2007. Included in these balances were positions that, if recognized, would affect the Company’s effective tax rate by $1.6 million as of January 1, 2007 and $1.3 million as of June 30, 2007.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties recorded as of January 1, 2007 was $1.2 million. As of June 30, 2007, there was no net change in potential interest and penalties associated with uncertain tax positions. No net change resulted as $0.2 million of additional interest and penalties was offset by $0.2 million interest and penalties settled.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to US federal income tax examinations for years before 2003 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2002.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.0 million within the next 12 months. The decrease is primarily related to additional federal and state taxes that may be settled or have expiring statutes of limitations.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.  Stockholders’ Equity

The following table describes the 2007 activity in the Company’s Stockholders’ Equity accounts for the six-months ended June 30, 2007:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Compre-hensive Income	Accumulated Other Comprehen-sive (Losses) Income (1)	Total
Balance at December 31, 2006	$30	$284,331	$74,327		($226)	$358,462
Net income			17,727	$17,727		17,727
Net change in effective portion of derivative, net of taxes				401	401	401
Foreign currency translation adjustment				187	187	187
				$18,315
Restricted stock expense		2,435				2,435
Withholding shares for taxes		(661)				(661)
Tax benefit from exercise of employee stock options and vesting of restricted stock		6,546				6,546
Consultant compensation		642				642
Proceeds from exercise of stock options	1	5,816				5,817
Stock option expense		2,526				2,526
Issuance of shares in connection with acquisitions	1	34,660				34,661
Balance at June 30, 2007	$32	$336,295	$92,054		$362	$428,743

(1) As of June 30, 2007 Accumulated Other Comprehensive Income consists of $0.7 million of currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units and our Canadian subsidiary, equity investments and minority interests in our foreign business units as well as approximately ($0.3 million, net of taxes) that relates to the effective portion of the Company’s derivative instrument, as described in Note 12.

17. Discontinued Operations:

For the six months ended June 30, 2007 and 2006, earnings from discontinued operations, net of taxes, were approximately $0.2 million and $1.2 million, respectively. The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

18. Related Parties:

inVentiv Communications’ leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P. Prior to May 15, 2007, this facility was partially owned by R. Blane Walter, the Company’s President (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications. The term of the lease is fifteen years, and expires on September 30, 2015.

19. Segment Information:

The Company currently manages three operating segments: inVentiv Clinical, inVentiv Communications and inVentiv Commercial, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents the Company’s reportable segments as of June 30, 2007:

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

As mentioned in footnote 4, subsequent to the second quarter of 2007 and prior to the release of the related condensed consolidated financial statements, the Company acquired CCA and AWAC. CCA is expected to be reported in the Communications’ segment, while the Company has not determined the segment AWAC will report into, but is considering adding a fourth segment called inVentiv Patient Outcomes.  AWAC’s impact on the 2007 consolidated financial statements is not expected to be material.

Segment information for the three-months ended June 30, 2007 is as follows (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$46,966	$85,899	$102,316	$--	$235,181
Less: Intersegment revenues	--	(195)	(2,552)	--	(2,747)
Reported Revenues	$46,966	$85,704	$99,764	$--	$232,434
Depreciation and amortization	457	1,906	4,338	11	6,712
Interest expense	--	--	554	3,330	3,884
Interest income	15	143	1	343	502
Segment income (loss) (1)	$2,789	$12,915	$2,934	$(6,905)	$11,733

Segment information for the three-months ended June 30, 2006 is as follows (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$38,541	$64,898	$80,955	$--	$184,394
Less: Intersegment revenues	(122)	(363)	(930)	--	(1,415)
Reported Revenues	$38,419	$64,535	$80,025	$--	$182,979
Depreciation and amortization	415	1,466	3,469	22	5,372
Interest expense	--	8	415	1,818	2,241
Interest income	10	155	--	197	362
Segment income (loss) (1)	$3,597	$8,797	$10,245	$(4,337)	$18,302

Segment information for the six-months ended June 30, 2007 is as follows (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$88,410	$166,288	$204,821	$--	$459,519
ess: Intersegment revenues	(3)	(419)	(4,707)	--	(5,129)
Reported Revenues	$88,407	$165,869	$200,114	$--	$454,390
Depreciation and amortization	897	3,422	8,058	32	12,409
Interest expense	--	--	1,054	6,392	7,446
Interest income	36	385	1	920	1,342
Segment income (loss) (1)	$4,641	$24,812	$11,450	$(13,349)	$27,554

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Segment information for the six-months ended June 30, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	Other	Total
Revenues	$71,011	$117,476	$170,759	$--	$359,246
Less: Intersegment revenues	(156)	(489)	(1,945)	--	(2,590)
Reported Revenues	$70,855	$116,987	$168,814	$--	$356,656
Depreciation and amortization	729	2,321	7,101	43	10,194
Interest expense	--	19	814	3,065	3,898
Interest income	22	282	--	792	1,096
Segment income (loss) (1)	$4,923	$17,506	$21,359	$(7,526)	$36,262

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	June 30	Dec 31
	2007	2006
Total Assets:
inVentiv Clinical	$114,683	$105,253
inVentiv Communications	462,876	408,859
inVentiv Commercial	195,107	192,975
Other	48,810	63,967
Total assets	$821,476	$771,054

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

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”, formerly Ventiv Health, Inc.) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. We support a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. In addition, we provide medical cost containment services to payors. Our goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis. We provide services to over 250 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

Our service offerings reflect the changing needs of its clients as their products move through the late-stage development and regulatory approval processes and into product launch. We have established expertise and leadership in providing the services its clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle. For payors, we provide pre-adjudication services to identify savings opportunities resulting from billing errors, additional discounts and treatment protocols for patients.

Business Segments

We currently serve our clients primarily through three business segments, which correspond to our reporting segments for 2007:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, interactive communication development, public relations, and patient and physician education. This segment includes inVentiv Communications, Inc. (then known as inChord Communications, Inc.), Adheris, Inc. ("Adheris"), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (also acquired in March 2007), and Addison Whitney, Inc. (“Addison Whitney”) (acquired in June 2007).

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability and patient assistance businesses, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes Pharma Teams, Analytics and Pharma Services.

Our services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products. During the third quarter of 2007, we acquired Chandler Chicco Agency (“CCA”), one of the largest privately-held healthcare public relations firms in the world, and Innovative Health Strategies, Inc., iProcert, LLC and the related AWAC.MD business (collectively "AWAC"), a Georgia-based business specializing in cost containment and medical consulting solutions. As disclosed in Acquisitions and Divestitures below, CCA is expected to be reported in the Communications’ segment, while we have not determined the segment AWAC will report into, but are considering adding a fourth segment called inVentiv Patient Outcomes. AWAC’s impact on the 2007 consolidated financial statements is not expected to be material.

The success of our business as a whole, and of our inVentiv Clinical and inVentiv Commercial segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers. We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility. We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions. We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities.

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

Acquisition	Type of Business	Segment (“inVentiv”)	Headquarters Location	Month Acquired
Chandler Chicco Agency	Public relations	Communications	New York	July 2007
AWAC	Medical cost containment services	(1)	Georgia	July 2007
Addison Whitney	Global branding consultancy	Communications	North Carolina	June 2007
Strategyx	Strategic consulting	Commercial	New Jersey	June 2007
Ignite Health	Interactive communications agency	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario, Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Communications	Massachusetts	February 2006
inVentiv Communications, Inc.	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Commercial	New Jersey	June 2004

(1) - inVentiv has not determined the segment AWAC will report into, but is considering adding a fourth segment called inVentiv Patient Outcomes.

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

International Operations

CCA, acquired in July 2007, includes operations in the United Kingdom and France. As part of the acquisition of inVentiv Communications, Inc. in October 2005, we added that company's U.K.-based operations. These operations, based in London, provide advertising, marketing and public relations services to clients throughout Europe. In December 2005, we entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., one of India's largest domestic contract research organizations, to offer pharmaceutical companies India-based clinical data management services. The results of this joint venture are not material to our condensed consolidated financial statements. In April 2006, we acquired JSAI, a leading healthcare marketing and communications agency in Canada.

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

Three-Months Ended June 30, 2007 Compared to Three-Months Ended June 30, 2006

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended June 30,
	2007		2006
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$46,966	20.2%	$38,419	21.0%
inVentiv Communications	85,704	36.9%	64,535	35.3%
inVentiv Commercial	99,764	42.9%	80,025	43.7%
Other			--	--
Total revenues	232,434	100.0%	182,979	100.0%

Cost of services (1) (2):
inVentiv Clinical	31,545	67.2%	25,028	65.1%
inVentiv Communications	53,191	62.1%	40,469	62.7%
inVentiv Commercial	78,138	78.3%	62,363	77.9%
Other			--	--
Total cost of services	162,874	70.1%	127,860	69.9%

Selling, general and administrative expenses	54,445	23.4%	34,938	19.1%

Total operating income	15,115	6.5%	$20,181	11.0%
Interest expense	(3,884)	(1.7)%	(2,241)	(1.2)%
Interest income	502	0.2%	362	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	11,733	5.0%	18,302	10.0%
Income tax (provision) benefit	(4,445)	(1.9%)	1,748	1.0%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	7,288	3.1%	20,050	11.0%
Minority interest in income of subsidiary	(234)	(0.1)%	(352)	(0.2)%
Income from equity investments	111	0.1%	166	0.1%
Income from continuing operations	7,165	3.1%	19,864	10.9%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	92	--	1,115	0.6%
Income from discontinued operations	92	--	1,115	0.6%

Net income	$7,257	3.1%	$20,979	11.5%

Earnings per share:
Continuing operations:
Basic	$0.23		$0.68
Diluted	$0.22		$0.66
Discontinued operations:
Basic	$0.00		$0.04
Diluted	$0.01		$0.03
Net earnings:
Basic	$0.23		$0.72
Diluted	$0.23		$0.69

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $49 million, or 27%, to $232 million during the second quarter of 2007, from $183 million during the second quarter of 2006. Net revenues increased by approximately $39 million, or 25%, to $194 million during the second quarter of 2007, from $155 million in the second quarter of 2006.

inVentiv Clinical’s revenues were $47 million during the second quarter of 2007, an increase of $9 million compared to $38 million during the second quarter of 2006. inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the second quarter of 2007. Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and increased traction in functional outsourcing.

inVentiv Communications’ revenues were $86 million during the second quarter of 2007, an increase of $21 million or 33% from the second quarter of 2006. inVentiv Communications’ revenues accounted for 37% of total inVentiv revenues during the second quarter of 2007. Approximately $11 million of this increase relates to recent business wins in various advertising and communications' agencies.  The remaining increase is due to the incremental revenue relating to the acquisitions of Ignite, Chamberlain and Addison Whitney in 2007.

Revenues in our inVentiv Commercial segment were $100 million during the second quarter of 2007, an increase of $20 million, or 25% from the second quarter of 2006. inVentiv Commercial revenues accounted for 43% of total inVentiv revenues for the second quarter of 2007. The second quarter of 2007 benefited from several new wins and expansions. We continue to benefit from the industry trend towards cost efficient solutions, and are positioned as a market leader in flexible sales force solutions.

Cost of Services: Cost of services increased by approximately $35 million or 27%, to $163 million during the second quarter of 2007 from $128 million in the first quarter of 2006. Cost of services as a percentage of revenues was 70% during the second quarter of 2007 and 2006.

inVentiv Clinical’s cost of services increased by approximately $7 million, or 26%, to $32 million during the second quarter of 2007 from $25 million during the second quarter of 2006. This increase is consistent with the increase in the segment’s revenue. Cost of services as a percentage of revenues was 67% and 65% during the second quarter of 2007 and 2006, respectively.

inVentiv Communications’ cost of services increased by 31% to $53 million during the second quarter of 2007 when compared to the second quarter of 2006. Most of this variance is due to increased business described above in Revenues. Cost of services as a percentage of the segment’s revenues slightly decreased from 63% during the second quarter of 2006 to 62% during the second quarter of 2007.

Cost of services at inVentiv Commercial increased by approximately $16 million, or 25%, to $78 million in the second quarter of 2007, mainly due to the increase in revenues. Cost of services was 78% of inVentiv Commercial revenues during the second quarter of 2007 and 2006.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $19 million, or 56%, to $54 million during the second quarter of 2007 from $35 million during the second quarter of 2006.

SG&A expenses at inVentiv Clinical were approximately $13 million during the second quarter of 2007, compared to $10 million during the second quarter of 2006 due to increased selling expense and commissions from additional business and additional staffing requirements.

SG&A expenses at inVentiv Communications increased $4 million to $20 million during the second quarter of 2007. New acquisitions contributed to most of this increase.

SG&A expenses at inVentiv Commercial increased by approximately $11 million to $18 million during the second quarter of 2007 from $7 million during the second quarter of 2006. The majority of this increase was due to recording a receivables reserve relating to a client that declared Chapter 11 bankruptcy subsequent to the end of the second quarter of 2007. We have never had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories, and we do not believe the circumstances giving rise to this receivables reserve are likely to reoccur in future periods. SG&A also increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006.

Other SG&A was approximately $4.0 million for the second quarter of 2007, an increase of approximately 44% from the second quarter of 2006. The increase was mainly related to additional, ongoing audit fees arising as a result of new acquisitions. In addition, there were annual increases in equity and non-equity compensation expense from the previous year.

Interest Expense: Interest expense increased by approximately $1.6 million from the second quarter of 2006 to the second quarter of 2007. For the three months ended June 30, 2006, the Company did not designate for hedge accounting and recorded a $1.7 million reduction to interest expense relating to the mark-to-market adjustment required to record hedge ineffectiveness to earnings, and a corresponding derivative asset of approximately $1.7 million. In July 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in approximately $0.3 million of additional interest expense per quarter due to ineffectiveness.

Provision for Income Taxes: The effective tax rate for the quarter ended June 30, 2007 was 38.3%. The rate included approximately $0.6 million of a tax benefit ($0.4 million after federal tax effect) relating to state taxes settled. The income tax benefit for the quarter ended June of 2006 was $1.7 million. Included in the income tax benefit was approximately $9.1 million benefit relating to net operating losses of a previously-divested unit. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $14 million to $7 million during the second quarter of 2007 when compared to the second quarter of 2006. Diluted earnings per share decreased to $0.23 per share during the second quarter of 2007 from $0.69 per share during the second quarter of 2006.  Excluding the impact of the increase in the uncollectible receivable reserve in 2007 and the one-time tax benefits in 2006, overall EPS and net income increased between quarters because of increased business wins and new acquisitions.

Six-Months Ended June 30, 2007 Compared to Six-Months Ended June 30, 2006

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Six-Months Ended June 30,
	2007		2006
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$88,407	19.5%	$70,855	19.9%
inVentiv Communications	165,869	36.5%	116,987	32.8%
inVentiv Commercial	200,114	44.0%	168,814	47.3%
Other			--	--
Total revenues	454,390	100.0%	356,656	100.0%

Cost of services (1)(2):
inVentiv Clinical	60,577	68.5%	47,872	67.6%
inVentiv Communications	105,607	63.7%	72,635	62.1%
inVentiv Commercial	159,518	79.7%	132,160	78.3%
Other			--	--
Total cost of services	325,702	71.7%	252,667	70.8%

Selling, general and administrative expenses	95,030	20.9%	64,925	18.2%

Total operating income	33,658	7.4%	$39,064	11.0%
Interest expense	(7,446)	(1.6%)	(3,898)	(1.1)%
Interest income	1,342	0.3%	1,096	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	27,554	6.1%	36,262	10.2%
Income tax provision	(9,859)	(2.2)%	(5,436)	(1.5)%
Income from continuing operations before minority interest in income of subsidiary and income (loss) from equity investments	17,695	3.9%	30,826	8.7%
Minority interest in subsidiary	(489)	(0.1)%	(676)	(0.2)%
Income (loss) from equity investments	346	0.1%	(144)	--
Income from continuing operations	17,552	3.9%	30,006	8.5%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	175	0.0%	1,221	0.3%
Income from discontinued operations	175	0.0%	1,221	0.3%

Net income	$17,727	3.9%	$31,227	8.8%

Earnings per share:
Continuing operations:
Basic	$0.57		$1.05
Diluted	$0.55		$1.01
Discontinued operations:
Basic	$0.00		$0.04
Diluted	$0.01		$0.04
Net earnings:
Basic	$0.57		$1.09
Diluted	$0.56		$1.05

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $97 million, or 27%, to $454 million during the first half of 2007, from $357 million in the first half of 2006. Net revenues increased by approximately $72 million, or 24%, to $370 million during the first half of 2007, from $298 million in the first half of 2006.

inVentiv Clinical’s revenues were $88 million during the first half of 2007, an increase of $17 million compared to $71 million during the first half of 2006. Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services. Also, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

inVentiv Communications’ revenues were $166 million during the first half of 2007, an increase of $49 million or 42% from the first half of 2006. inVentiv Communications’ revenues accounted for 37% of total inVentiv revenues during the first half of 2007. Approximately $18 million of this increase relates to recent business wins in various advertising and communications' agencies.  The remaining increase is due to incremental revenue relating to the timing of 2007 acquisitions of Ignite, Chamberlain and Addison Whitney, and 2006 acquisitions of Adheris and JSAI.

Revenues in our inVentiv Commercial segment were $200 million during the first half of 2007, an increase of $31 million, or 19%, from the first half of 2006. Most of the variance relates to new business wins, which more than offset revenues from contracts that wound down in the natural course.

Cost of Services: Cost of services increased by approximately $73 million or 29%, to $326 million for the first half of 2007 from $253 million in the first half of 2006. Cost of services increased as a percentage of revenues to 72% from 71% in the first half of 2007 and 2006, respectively.

inVentiv Clinical’s cost of services increased by approximately $13 million, or 27%, to $61 million during the first half of 2007 from $48 million during the first half of 2006. Cost of services as a percentage of revenues slightly increased from 68% during the first half of 2006 to 69% during the same period in 2007 as we made infrastructure investments in preparation for a material functional outsourcing win with a top 20 pharmaceutical company.

inVentiv Communications’ cost of services increased by approximately $33 million, or 45%, to $106 million during the first half of 2007 from $73 million during the first half of 2006. Cost of services as a percentage of revenues slightly increased from 62% during the first half of 2006 to 64% during the same period in 2007 driven by the mix of business and related service offerings during the period.

Cost of services at inVentiv Commercial increased by approximately $27 million, or 21%, to $159 million during the first half of 2007 from $132 million during the first half of 2006. Cost of services as a percentage of revenues slightly increased from 78% during the first half of 2006 to 80% during the same period in 2007. The increase in the cost of sales percentage was driven by the increase in limited scope sales force services, including the new on-boarding program with a top 20 pharmaceutical company.

SG&A: SG&A expenses increased by approximately $30 million, or 46%, to $95 million from $65 million in the first half of 2007 and 2006, respectively.

SG&A expenses at inVentiv Clinical was approximately $23 million in the first half of 2007, compared to $18 million during the same period in 2006 due to increased selling expense and commissions from additional business; additional staffing requirements; and SG&A expense from Synergos, which was acquired on April 1, 2006.

SG&A expenses at inVentiv Communications increased $9 million to $36 million during the first half of 2007. New acquisitions contributed to the majority of this increase.

SG&A expenses at inVentiv Commercial increased by approximately $14 million to $28 million during the first half of 2007 from the first half of 2006. The majority of this increase was due to recording a receivables reserve relating to a client that declared Chapter 11 bankruptcy subsequent to the end of the second quarter of 2007. We have never had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories, and we do not believe the circumstances giving rise to this receivables reserve are likely to reoccur in future periods. SG&A also increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006.

Other SG&A increased by approximately 50% from the first half of 2006 to the first half of 2007. The increase was mainly related to additional, ongoing audit fees arising as a result of new acquisitions. In addition, there were annual increases in equity and non-equity compensation expense from the previous year.

Provision for Income Taxes: The effective tax rate for the first half of 2007 was 36.0%. The rate included approximately $0.6 million of a tax benefit ($0.4 million after federal tax effect) relating to state taxes settled, $0.1 million of a tax detriment relating to interest on unrecognized tax benefits and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The effective tax rate for the first half of 2006 was 15.0%. The rate included approximately $9.1 million tax benefit relating to net operating losses of a previously-divested unit. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $13 million to $18 million during the first half of 2007 when compared to the first half of 2006. Diluted earnings per share decreased to $0.56 per share during the first half of 2007 from $1.05 per share during the first half of 2006. Excluding the impact of the increase in the uncollectible receivable reserve in 2007 and the one-time tax benefits in 2006, overall EPS and net income increased over the respective periods because of increased wins and new acquisitions.

Liquidity and Capital Resources

At June 30, 2007, inVentiv had $41 million of unrestricted cash and equivalents, a decrease of $39 million from December 31, 2006. For the six-months ended June 30, 2006 compared to June 30, 2007, cash provided by operations decreased by $22 million from a source of $40 million to a source of $18 million. Cash used in investing activities increased from $62 million to $79 million for the six-months ended June 30, 2006 and 2007, respectively. Cash provided by financing activities increased from a use of $1 million to a source of $23 million over the same comparative periods.

Cash provided by operations was $18 million during the six-months ended June 30, 2007, while cash provided by operations was $40 million in the six-months ended June 30, 2006. This decrease was, in large part, due to lower net income and the timing of certain client advances and payments. During the six-months ended June 30, 2007, Communications made vendor payments to satisfy client projects. The funds were received in the fourth quarter of 2006, but not utilized until the first quarter of 2007, resulting in a decrease in Client Advances and Unearned Revenue during the six-months ended June 30, 2007.

Cash used in investing activities was $79 million for the six-months ended June 30, 2007 compared to $62 million used during the same period in 2006. During the six months ended June 30, 2006, the Company paid approximately $50 million of cash, net of cash acquired, for the acquisitions of Adheris, Synergos and JSAI and approximately $8 million of cash relating to earnout contingency payments from previous acquisitions. During the six months ended June 30, 2007, approximately $50 million of cash related to the acquisitions of Ignite, Chamberlain, Addison Whitney and Strategyx, while approximately $23 million of cash related to earnout contingency payments from previous acquisitions.

Cash provided by financing activities was $23 million for the six-months ended June 30, 2007, compared to $1 million used in financing activities for the six-months ended June 30, 2006. As discussed below, $25 million was borrowed from the revolving credit facility, of which $20 million was outstanding at June 30, 2007, to help finance the Ignite, Chamberlain, Addison Whitney and Strategyx acquisitions and 2006 earnout payments from past acquisitions.

Our principal external source of liquidity is our syndicated, secured credit agreement, which the Company entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. As of June 30, 2007, we complied with the requirements, including all covenants, of the credit facility.

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement. The key features of the Amended and Restated Credit Agreement are as follows:

•	A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to

•	refinance existing balances of approximately $20 million and $164 million, respectively, under the prior revolving and term loan facilities

•	fund the acquisitions of Chandler Chicco Agency and AWAC, and

•	pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

The credit agreement also includes up to $20 million in additional term loans (“delayed draw term loans”) that may be advanced no later than January 6, 2008, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility. The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled amortization of 1% per year during years one through six and 94% during year seven. The delayed draw term loans will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled quarterly amortization of 0.25% per quarter and the balance becoming due on such seventh anniversary. The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement.

•
Amounts advanced under the credit agreement must be prepaid with a percentage, determined based on a leverage test set forth in the credit agreement, of Excess Cash Flow (as defined in the credit agreement) and the proceeds of certain non-ordinary course asset sales and certain issuances of debt obligations and 50% of certain issuances of equity securities of inVentiv and its subsidiaries, subject to certain exceptions. The Company may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the Amended and Restated Credit Agreement in respect of term loans (including delayed draw term loans) that are repaid or prepaid may not be reborrowed. Amounts borrowed under the Amended and Restated Credit Agreement in respect of revolving loans may be paid or prepaid and reborrowed.

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

•
The Amended and Restated Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Amended and Restated Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.

Effective October 2005, the Company entered into a three- year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. The Company continues to maintain this swap arrangement to hedge against the new $330 million term loan facility described above.

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

Contractual Obligations

During 2007, the Company acquired Ignite for approximately $20 million in cash and stock, Chamberlain for approximately $13 million in cash and stock, Addison Whitney for approximately $18 million in cash and stock and Strategyx for approximately $8.5 million in cash and stock (in each case excluding direct acquisition costs and post-closing adjustments). Pursuant to the related acquisition agreements, we will be obligated to make certain earnout payments, which may be material, contingent on the financial performance of the acquired businesses during 2007 and in subsequent years, as described more fully in Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

With the foregoing exceptions, there have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At June 30, 2007, the Company had $163.8 million debt outstanding under its secured term loan, which was subsequently increased to $330 million on July 6, 2007 upon the closing of the Amended and Restated Credit Agreement, as described under “Liquidity and Capital Resources” in Item 2 above. The Company will incur variable interest expense with respect to our outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at June 30, 2007, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the original six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc.. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method by performing a shock test to assess ineffectiveness and utilized the hypothetical model to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative, but was initiated in July 2006. During the first half of 2007, the fair market value of the derivative asset increased by $0.1 million to approximately $1.3 million. Approximately $0.6 million of the $0.1 million net adjustment was recorded as interest expense due to ineffectiveness, while the remaining $0.7 million ($0.4 million, net of taxes) was recorded as a increase to Other Comprehensive Income.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units and our Canadian subsidiary, equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements. Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations. The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At June 30, 2007, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.7 million. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4. Controls and Procedures

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))) were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

Except for the risk factors identified below, there have been no other material changes in the risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.  We have identified the following as material risk factors relative to AWAC, which we acquired on July 6, 2007:

AWAC's revenues are dependent on expenditures by third party administrators ("TPAs"), ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters ("MGUs") and insurance carriers. AWAC has not yet penetrated these markets deeply, and a variety of factors could prevent it from doing so or cause the overall levels of expenditures by AWAC's customer base to decline.

AWAC has not yet deeply penetrated the medical payor marketplace, particularly the TPA marketplace. Furthermore, any decline in aggregate demand for medical cost containment services could negatively affect AWAC's business. Consolidation among AWAC's customer base could negatively affect AWAC by reducing overall outsourced expenditures in the medical cost containment area. Furthermore, companies may elect to perform medical cost containment services internally based on industry and company-specific factors, including competition from other suppliers.

AWAC's services are subject to evolving industry standards and rapid technological changes.

AWAC provides proprietary IT-driven cost containment and medical consulting solutions to TPA's, ERISA self-funded plans, fully insured plans, employer groups, MGU's and insurance carriers. Changes in the technology environment or AWAC's inability to update its technology to service clients could impact its financial performance.

      The nature of AWAC's business may expose it to litigation risks.

      Although it has not been a party to any litigation to date, AWAC may become a party to legal actions related to the design and management of its service offerings, including, among others, medical malpractice actions and contract disputes. AWAC maintains managed care errors and omissions insurance and other traditional business coverage but does not insure for medical malpractice since it does not deem itself to be practicing medicine. Although we believe that the AWAC business is adequately insured, certain types of damages, such as punitive damages, are not covered by insurance.

The following updates our previous risk factor disclosure related to our principal credit facility:

  We may not be able to comply with the requirements of our credit facility.

          On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and others. The outstanding balance under this facility was approximately $330 million as of the closing date under the facility, which is attributable to a $330 million secured term loan component. The Amended and Restated Credit Agreement also provides for up to $20 million in additional term loans ("delayed draw term loans") that may be advanced no later than January 6, 2008, a $50 million revolving credit facility, of which $10 million is initially available for the issuance of letters of credit, and a swingline facility. The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through six and 94% during year seven. The delayed draw term loans will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled quarterly amortization of 0.25% per quarter and the balance becoming due on such seventh anniversary. The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement. Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement. The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

•	the incurrence of indebtedness;

•	the creation of liens on our assets;

•	sale-leaseback transactions;

•	acquisitions;

•	guarantees;

•	payment of dividends; and

•	fundamental changes and transactions with affiliates.

The Amended and Restated Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter. If we are unable to comply with the requirements of the credit facility, our lenders could refuse to advance additional funds to us and/or seek to enforce remedies against us. Any such developments would have a material adverse effect on inVentiv. As of the date of this report, we comply with the requirements of our credit facility.

ITEM 3. Unregistered Sales of Equity Securities and Use of Proceeds.

Please see the disclosure in Item 5 of the report, which is incorporated herein by reference.

ITEM 4.     Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 12, 2007, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of eight directors to the Board of Directors for a term of one year, expiring at the 2008 Annual Meeting:

	For	Withheld
Eran Broshy	25,884,742	1,812,082
A. Clayton Perfall	27,095,399	601,425
John R. Harris	25,631,808	2,065,016
Per G.H. Lofberg	27,167,654	529,170
Mark E. Jennings	27,296,779	400,045
Craig Saxton, M.D.	22,946,548	4,750,276
Terrell G. Herring	27,142,498	554,326
R. Blane Walter	23,359,756	4,337,068

(ii) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2007:

	For	Withheld	Abstain	Unvoted
Deloitte & Touche LLP ratification	27,613,446	72,616	10,761	--

ITEM 5. Other Information

Certain Equity Issuances

On June 1, 2007, in connection with the closing of the acquisition of the assets of Addison Whitney, Inc., the Company issued for the account of Addison Whitney, Inc. 117,925 unregistered shares of common stock. Also on June 1, 2007, in connection with the closing of the acquisition of the assets of Strategyx LLC, the Company issued for the account of the former members of Strategyx LLC a total of 39,309 unregistered shares of common stock. The common stock issued in connection with the closing of the acquisitions was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In each case, there was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients are accredited and/or sophisticated.

Employment Agreement with R. Blane Walter

On August 7, 2007, the Company entered into an amended employment agreement with R. Blane Walter relating to his previously announced appointment as President of the Company. Mr. Walter’s employment agreement provides for (i) a base salary of $490,000 per annum, (ii) an annual discretionary bonus, pro rated for 2007, with a bonus range of 0 - 150% (75% target) of the base salary in effect, (iii) a $1.5 million special equity award in connection with his promotion to President, (iv) a $750,000 equity award as part of the Company’s 2008 annual grants, (v) $1 million in term life insurance coverage and (vi) benefits generally consistent with those provided to other executive officers.

In the event of Mr. Walter's termination without cause or resignation for good reason prior to a "change in control", he is entitled under his employment agreement to (a) a lump sum payment equal to the sum of his base salary and the average of his awarded bonus for the three years prior to termination and (b) vesting of all equity incentive awards that would have vested had his employment continued for one year from the date of termination. In the event of Mr. Walter's termination by reason of death or disability prior to a "change in control", he is entitled under his employment agreement to a lump sum payment equal to the sum of his base salary and the average of his awarded bonus for the three years prior to termination. Upon a "change in control" of the Company, Mr. Walter is entitled to receive a lump sum payment equal to 75% of the sum of his base salary and the average of his awarded bonus for the three years prior to termination and acceleration of vesting of all options and restricted stock awards. In addition, in the event of Mr. Walter's termination without cause or for good reason, or the termination of Mr. Walter's employment by reason of death or disability, within 13 months after a "change in control", he is entitled to receive a lump sum payment equal to 75% of the sum of his base salary and the average of his awarded bonus for the three years prior to termination. Finally, any resignation by Mr. Walter during the 30 days following the first anniversary of a "change in control" will be deemed to be a resignation for good reason entitling him to the payments and benefits described above in relation to a resignation for good reason.

In the event of Mr. Walter's termination without cause or for good reason, or the termination of Mr. Walter's employment by reason of death or disability, he will be entitled to continuation of health insurance benefits for a period of 36 months (including the applicable COBRA period) and, except in the case of a termination of employment by reason of death, life insurance benefits for a period of 18 months. Options that are accelerated as described above will generally remain exercisable for the period permitted by Section 409A of the Internal Revenue Code, but not for more than two years after the change in control (unless executive officers generally are granted a longer post-termination exercise period).

Amendment of Certain Executive Employment Arrangements

On August 6, 2007, we amended equity award documentation with David Bassin, our Chief Financial Officer, to provide that 19,835 stock options and 12,092 shares of restricted stock would accelerate upon a change in control of the Company. Also on August 6, 2007, we amended equity award documentation with Terrell Herring, our Chief Operating Officer and President and Chief Executive Officer of inVentiv Commercial, to provide that 136,523 stock options and 36,225 shares of restricted stock would accelerate upon a change in control of the Company. In each case, we agreed that all future grants of options and restricted stock would provide for immediate vesting upon a change of control of the Company.

ITEM 6. Exhibits

10.11.6	Amendment to Stock Option Agreement(s)/Restricted Stock Award(s) dated August 6, 2007 between the registrant and Terrell Herring

10.18.1	Employment Agreement, dated as of August 7, 2007 between the registrant and R. Blane Walter

10.21.3	Amendment to Stock Option Agreement(s)/Restricted Stock Award(s) dated August 6, 2007 between the registrant and David Bassin

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: August 9, 2007	By:	/s/ David S. Bassin
David S. Bassin
Title: Chief Financial Officer (Principal financial officer and duly authorized signatory)