Form 10-Q
period 2007-09-30
INVENTIV HEALTH INC
filed 2007-11-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 32,303,670 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning:

•	our business strategy, outlook, objectives, plans, intentions and goals;

•	our estimates regarding our liquidity and our ability to fund our operations for the foreseeable future;

•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions; and

•	our expectations regarding the impact of the adoption of certain accounting standards.

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

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the three-months ended June 30, 2007.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2007 (unaudited)	2006
ASSETS
Current assets:
Cash and equivalents	$67,219	$79,835
Restricted cash	2,061	50
Accounts receivable, net of allowances for doubtful accounts of $9,539 and $3,583 at
September 30, 2007 and December 31, 2006, respectively	151,706	124,283
Unbilled services	97,822	75,691
Prepaid expenses and other current assets	14,417	8,524
Income tax receivable	2,027	--
Current deferred tax assets	1,947	834
Total current assets	337,199	289,217

Property and equipment, net	52,176	43,380
Equity investments	5,562	5,076
Goodwill	335,209	266,827
Other intangibles, net	285,917	152,637
Deposits and other assets	13,171	13,917
Total assets	$1,029,234	$771,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$13,929	$11,708
Current portion of long-term debt	3,300	1,667
Accrued payroll, accounts payable and accrued expenses	97,001	123,175
Current income tax liabilities	--	1,475
Client advances and unearned revenue	63,613	64,508
Total current liabilities	177,843	202,533

Capital lease obligations, net of current portion	24,139	21,800
Long-term debt	325,875	162,917
Non-current income tax liabilities	7,249	--
Deferred tax liabilities	16,478	6,756
Other non-current liabilities	12,427	18,471
Total liabilities	564,011	412,477

Commitments and contingencies

Minority interests	(47)	115

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 32,289,669 and 29,975,710
shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	32	30
Additional paid-in-capital	359,749	284,331
Accumulated other comprehensive losses	(789)	(226)
Accumulated earnings	106,278	74,327
Total stockholders’ equity	465,270	358,462
Total liabilities and stockholders’ equity	$1,029,234	$771,054
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$212,650	$163,682	$582,496	$461,359
Reimbursed out-of-pockets	42,263	34,098	126,807	93,077
Total revenues	254,913	197,780	709,303	554,436

Operating expenses:
Cost of services	131,575	106,610	371,475	299,672
Reimbursable out-of-pocket expenses	42,977	34,798	128,779	94,404
Selling, general and administrative expenses	51,515	35,884	146,545	100,809
Total operating expenses	226,067	177,292	646,799	494,885

Operating income	28,846	20,488	62,504	59,551
Interest expense	(6,574)	(3,854)	(14,020)	(7,752)
Interest income	727	683	2,068	1,780
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	22,999	17,317	50,552	53,579
Income tax provision	(8,711)	(7,169)	(18,569)	(12,605)
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	14,288	10,148	31,983	40,974
Minority interest in income of subsidiary	(246)	(230)	(736)	(905)
Income from equity investments	92	277	438	133
Income from continuing operations	14,134	10,195	31,685	40,202

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	90	49	266	1,268
Net income from discontinued operations	90	49	266	1,268

Net income	$14,224	$10,244	$31,951	$41,470

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.44	$0.35	$1.01	$1.39
Diluted	$0.43	$0.34	$0.99	$1.34
Discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.04
Diluted	$0.00	$0.00	$0.00	$0.04
Net income:
Basic	$0.44	$0.35	$1.02	$1.43
Diluted	$0.43	$0.34	$0.99	$1.38
Weighted average common shares outstanding:
Basic	32,232	29,411	31,331	28,937
Diluted	32,876	30,359	32,114	29,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Nine-Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	31,951	41,470
Income from discontinued operations	(266)	(1,268)
Income from continuing operations	31,685	40,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,192	11,185
Amortization	7,315	4,187
Income from equity investments	(438)	(133)
Minority interest in income of subsidiary	736	905
Fair market value adjustment on derivative financial instrument	882	(2,359)
Deferred taxes	(2,225)	(9,210)
Stock compensation expense	7,807	5,578
Tax benefit from stock option exercises and vesting of restricted shares	9,390	8,206

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(4,171)	21,087
Unbilled services	(19,583)	(22,759)
Prepaid expenses and other current assets	(3,371)	(1,722)
Accrued payroll, accounts payable and accrued expenses	(5,038)	2,970
Net tax liabilities	2,234	7,782
Client advances and unearned revenue	(9,897)	5,569
Excess tax benefits from stock based compensation	(7,740)	(7,608)
Other	(5,077)	(2,563)
Net cash provided by continuing operations	15,701	61,317
Net cash used in discontinued operations	(215)	(15)
Net cash provided by operating activities	15,486	61,302

Cash flows from investing activities:
Restricted cash balances	(399)	3,534
Investment in cash value of life insurance policies	(2,618)	(2,758)
Cash paid for acquisitions, net of cash acquired	(164,711)	(50,440)
Acquisition earn-out payments	(23,475)	(8,267)
Equity investments	(48)	267
Purchases of property and equipment	(6,049)	(5,398)
Proceeds from manufacturers rebates on leased vehicles	3,718	285
Net cash used in continuing operations	(193,582)	(62,777)
Net cash provided by discontinued operations	481	1,283
Net cash used in investing activities	(193,101)	(61,494)

Cash flows from financing activities:
Net borrowings of long-term debt	166,250	--
Repayments on long-term debt	(1,659)	(9,563)
Repayments on capital lease obligations	(10,362)	(8,678)
Deferred financing costs for long-term debt	(2,154)	--
Withholding shares for taxes	(731)	(104)
Proceeds from exercise of stock options	6,559	4,656
Excess tax benefits from stock-based compensation	7,740	7,608
Distributions to minority interests in affiliated partnership	(899)	--
Net cash provided by (used in) continuing operations	164,744	(6,081)
Net cash provided by (used in) discontinued operations	--	--
Net cash provided by (used in) financing activities	164,744	(6,081)

Effect of exchange rate changes	255	252

Net change in cash and equivalents	(12,616)	(6,021)
Cash and equivalents, beginning of period	79,835	73,102
Cash and equivalents, end of period	$67,219	$67,081

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,093	$9,595
Cash paid for income taxes	$13,592	$5,781
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$10,435	$12,576
Stock issuance related to acquisitions	$53,173	$27,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully commercialize them. In addition, the Company provides medical cost containment services to payors in its patient outcomes business. Our goal is to assist its customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 275 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

The Company’s service offerings reflect the changing needs of its clients as their products move through the late-stage development and regulatory approval processes and into product launch and then throughout the product lifecycle. The Company has established expertise and leadership in providing the services its clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle. For payors, the Company provides a variety of services that enhance savings and improve patient outcomes including opportunities to address billing errors, additional discounts and treatment protocols for patients.

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2007, as discussed in Note 19:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision primarily in support of pharmaceutical clinical development. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education. This segment includes inVentiv Communications, Inc. (then known as inChord Communications, Inc.), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), Addison Whitney, Inc. (“Addison Whitney”) and Chandler Chicco Agency (“CCA”).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams, medical cost containment and disease management. This segment includes Innovative Health Strategies, Inc., iProcert, LLC and the related AWAC.MD business (collectively "AWAC"), Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”) and The Therapeutics Institute (“TTI”).

The Company’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.

2. Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated income statements of the Company for the three and nine-months ended September 30, 2007 and 2006 and the condensed consolidated cash flows for the nine-months ended September 30, 2007 and 2006. Operating results for the three and nine-months ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on February 28, 2007. Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure. In August 2007, the Company added a fourth operating segment, inVentiv Patient Outcomes, for financial reporting purposes. This new segment more closely links the Company's various patient-oriented business units. The Company also realigned some of its divisions to reflect the new segment reporting, which is reflected in the Company's condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated income statements of the Company for the three and nine-months ended September 30, 2007 and 2006 and the condensed consolidated cash flows for the nine-months ended September 30, 2007 and 2006.  See Note 19, Segment Information, for further details.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc. As discussed above, the Company’s continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes. All significant intercompany transactions have been eliminated in consolidation.

 In December 2005, the Company entered into an exclusive joint venture agreement with SIRO Clinpharm Pvt. Ltd., one of India's largest domestic contract research organizations, to offer pharmaceutical companies India-based clinical data management services. The results of this joint venture are not material to the Company’s condensed consolidated financial statements.

The Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a communication and marketing services provider for medical and pharmaceutical products, located in Germany. Both of these investments are accounted for using the equity method of accounting. The results of these ownership interests are not material to the condensed consolidated financial statements.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

CCA - In July 2007, the Company completed the acquisition of CCA, for approximately $69.0 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on CCA’s performance measurements during 2007 through 2010. CCA is based in New York and is one of the largest healthcare-focused public relations firms in the world. CCA includes agencies organized and operating in the United States, the United Kingdom and France. CCA’s financial results were included in the condensed consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to September 30, 2007.

AWAC - In July 2007, the Company completed the acquisition of AWAC for approximately $76.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on AWAC’s performance measurements during 2007 through 2010. AWAC is based in Georgia and is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators ("TPAs"), ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters ("MGUs") and insurance carriers. The AWAC acquisition included the business assets of AWAC.MD, Inc. as well as Innovative Health Strategies, Inc. and iProcert, LLC, which were acquired as entities. AWAC’s financial results were included in the condensed consolidated financial statements within the inVentiv Patient Outcomes segment from the acquisition date to September 30, 2007.

Addison Whitney - In June 2007, the Company completed the acquisition of Addison Whitney for approximately $18.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Addison Whitney’s performance measurements during 2007 through 2010. Addison Whitney is based in North Carolina, and specializes in global branding consultancy that focuses on creating unique corporate and product brands. Addison Whitney’s financial results were included in the condensed consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to September 30, 2007.

Strategyx - In June 2007, the Company completed the acquisition of Strategyx for approximately $9.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Strategyx’s performance measurements during 2007 through 2010. Strategyx is based in Somerville, New Jersey, and specializes in global strategic consulting. Strategyx’s financial results were included in the condensed consolidated financial statements within the inVentiv Commercial segment from the acquisition date to September 30, 2007.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Ignite - In March 2007, the Company completed the acquisition of Ignite and Incendia Health Studios (which now operates as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010. Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were included in the condensed consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to September 30, 2007.

Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were included in the condensed consolidated financial statements within the Communications’ segment from the acquisition date to September 30, 2007.

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

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009. The amount due with respect to JSAI for the 12-month period ended March 31, 2007 was approximately $2.8 million in cash and stock, which the Company accrued at March 31, 2007, and the cash portion of approximately $1.1 million was paid in 2007; the remaining stock portion will be issued once certain contractual restrictions have been met. The results of JSAI have been reflected in the inVentiv Communications segment from the date of its acquisition.

Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008. Adheris’s 2006 earnout of approximately $7.7 million in cash and stock, of which $7.9 million was accrued at December 31, 2006, was paid in 2007. The portion adjusted in the subsequent year mainly relates to the finalization of the earn-out for the previous year, as allowed under the contract. The results of Adheris were reflected in the inVentiv Communications segment from the date of its acquisition until June 30, 2007. Adheris was transferred from the inVentiv Communications segment to the inVentiv Patient Outcomes segment following the acquisition of AWAC and the concomitant revision of our segment reporting analysis.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs. To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, as more fully described in Note 10. The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses. The Company will be obligated to make certain earn-out payments, which may be material, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007. inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006. inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007. The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract. The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

PRS - In August 2005, the Company acquired the net assets of PRS, a provider of compliance management and marketing support services based in Horsham, Pennsylvania. PRS specializes in pharmaceutical sample management and compliance services; its operations are similar in nature to the business of Franklin, which was acquired in June 2004. The closing consideration for the transaction was approximately $13.6 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company was obligated to make certain earn-out payments contingent on PRS’s performance measurements in 2005 and 2006. The amount due with respect to PRS for 2005 was approximately $0.3 million, which was accrued for as of December 31, 2005 and paid in April 2006. PRS’ 2006 earnout of approximately $2.0 million in cash and stock, of which $1.7 million was accrued at December 31, 2006, was paid in 2007. The portion adjusted in the subsequent year mainly relates to the finalization of the earn-out for the previous year, as allowed under the contract. The results of PRS have been reflected in the inVentiv Commercial segment since the date of acquisition.

5.  Allowance for Doubtful Accounts:

During the nine-months ended September 30, 2007, the Company increased its allowance for doubtful accounts by $5.9 million. The majority of this increase relates to an increase in the allowance for doubtful accounts recorded in the second quarter of 2007 for a receivable from a client that declared Chapter 11 bankruptcy.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The adoption of SFAS 123R resulted in stock-based compensation expense of $2.8 million, of which $0.7 million was recorded in cost of services and $2.1 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended September 30, 2007 and $2.2 million, of which $0.7 million was recorded in cost of services and $1.5 million recorded as SG&A for the three months ended September 30, 2006. For the nine-months ended September 30, 2007, stock-based compensation expense was $7.8 million, of which $2.0 million was recorded in cost of services and $5.8 million recorded as SG&A; for the nine-months ended September 30, 2006, stock-based compensation expense was $5.6 million, of which $1.9 million was recorded in cost of services and $3.7 million was recorded as SG&A.

Stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.8 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, caused net income to decrease by $1.7 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and caused basic and diluted earnings per share to decrease by $0.05 per share and $0.04 per share for the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and September 30, 2006 the stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $7.8 million and $5.6 million, respectively, caused net income to decrease by $4.6 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively, and caused basic and diluted earnings per share to decrease by $0.14 per share and $0.11 per share for the nine months ended September 30, 2007 and 2006, respectively.

Cash provided by financing activities increased by $7.7 million and $7.6 million for the nine-months ended September 30, 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	4.90%	--(1)	4.81%	4.90%
Expected volatility	40%	45%	40%	45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the third quarter of 2006, no options were granted by the Company, hence, the interest rate was not applicable.

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels. During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status. The Company analyzed historical trends in these variables on a quarterly basis; during the nine months of 2007 and 2006 the volatility remains at a range of 39-40%. For the nine months ended September 30, 2007 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 and the range of the expected term remained unchanged at 5.5 to 6 years. The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield. These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The forfeiture rate was estimated based on historical forfeitures. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. The forfeiture rates utilized for the nine months ended 2007 and 2006 were 3.36% and 2.92%, respectively.

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

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s equity incentive plans for the nine months ended September 30, 2007 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,194	$14.43
Granted and assumed	171	$35.75
Exercised	(759)	$8.64
Forfeited/expired/cancelled	(64)	$22.14
Outstanding at September 30, 2007	1,542	$19.33	7.14	$37,775

Vested and expected to vest at September 30, 2007	1,467	$19.06	7.09	$36,318

Options exercisable at September 30, 2007	712	$14.20	6.16	$21,098

The weighted-average grant-date fair value of stock options granted during the three-months ended September 30, 2007 was $17.36 per share, no stock options were granted during the three-months ended September 30, 2006. The weighted-average grant-date fair value of stock options granted during the nine-months ended September 30, 2007 and 2006 was $16.62 and $13.02 per share, respectively. The total intrinsic value of options exercised during the three-months ended September 30, 2007 and 2006 was $0.7 million and $1.9 million, respectively, and in addition, $6.6 million and $4.7 million during the nine-months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, there was approximately $7.9 million and $8.9 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.2 years and 2.4 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.3 million and $3.7 million for the three months ended September 30, 2007 and 2006, respectively, and during the nine-months ended September 30, 2007 and 2006 was $7.8 million and $7.7 million, respectively.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$8.06	185,699	$5.40	3.45	185,699	$5.40
$8.45	To	$15.48	132,309	$9.85	6.31	68,697	$9.81
$15.96	To	$15.96	300,000	$15.96	6.98	250,000	$15.96
$16.89	To	$17.25	200,962	$17.09	7.07	32,184	$17.07
$17.57	To	$23.70	164,811	$18.49	6.95	85,313	$17.89
$23.91	To	$26.76	197,000	$25.58	8.14	44,813	$25.63
$26.77	To	$26.77	180,000	$26.77	8.70	45,000	$26.77
$30.64	To	$30.64	24,588	$30.64	8.89	524	$30.64
$35.01	To	$35.01	98,851	$35.01	9.31	--	$--
$37.21	To	$37.21	57,914	$37.21	9.75	--	$--
			1,542,134			712,230

A summary of the status and changes of the Company’s nonvested shares related to its equity incentive plans as of and during the nine months ended September 30, 2007 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	520	$24.66
Granted	269	$35.38
Released	(119)	$22.40
Forfeited	(50)	$27.42
Nonvested at September 30, 2007	620	$29.36

As of September 30, 2007 and December 31, 2006, there was approximately $13.9 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.0 and 3.3 years, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $0.2 million and $4.3 million, respectively. During the three and nine-months ended September 30, 2006 the amounts were $0.1 million and $1.4 million, respectively.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$14,134	$10,195	$31,685	$40,202
Weighted average number of common shares outstanding	32,232	29,411	31,331	28,937
Basic EPS from continuing operations	$0.44	$0.35	$1.01	$1.39

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$14,134	$10,195	$31,685	$40,202

Weighted average number of common shares outstanding	32,232	29,411	31,331	28,937
Stock options (1)	465	837	596	916
Restricted stock awards (2)	179	111	187	106
Total diluted common shares outstanding	32,876	30,359	32,114	29,959

Diluted EPS from continuing operations	$0.43	$0.34	$0.99	$1.34

(1) For the three-months and nine-months ended September 30, 2007, 180,724 and 143,941 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding. Similarly, for the three and nine months ended September 30, 2006, 456,584 shares and 333,905 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and nine-months ended September 30, 2007, negligible amount of shares were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding. Similarly, for the three and nine months ended September 30, 2006, 1,196 shares and 8,057 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8. Significant Clients:

    During the nine-months ended September 30, 2007 and 2006 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9. Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2007	Acquisitions	Contingent Consideration(1)	September 30,2007
inVentiv Clinical	$55,742	$12	$287	$56,041
inVentiv Communications	112,928	44,302	2,543	159,773
inVentiv Commercial	40,366	4,021	266	44,653
inVentiv Patient Outcomes	57,791	16,656	295	74,742
Total	$266,827	$64,991	$3,391	$335,209
(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31, 2006 and March 31, 2007. (see Note 4)

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other intangible assets consist of the following:

	September 30, 2007			December 31, 2006
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$110,107	$(13,239)	$96,868	$59,987	$(7,240)	$52,747
Technology	37,940	(1,007)	36,933	2,340	(119)	2,221
Noncompete agreement	880	(568)	312	880	(372)	508
Tradenames subject to amortization	911	(180)	731	911	(66)	845
Other	1,235	(322)	913	260	(204)	56
Total definite-life intangibles	151,073	(15,316)	135,757	64,378	(8,001)	56,377
Tradenames not subject to amortization (1)	150,160	--	150,160	96,260	--	96,260
Total other intangibles (2)	$301,233	$(15,316)	$285,917	$160,638	$(8,001)	$152,637

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding. These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $140.6 million increase in total gross other intangibles arise from the 2007 acquisitions.

The Company’s acquisitions have resulted in approximately $314.6 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$151,071	(1)
Customer relationships	110,107	11.8 years
Technology	37,940	14.5 years
Noncompete agreement	880	4.1 years
Other	975	3.5 years
Total	$300,973	(2)

(1)	$0.9 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 6 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2007 acquisitions.

Amortization expense, based on intangibles subject to amortization held at September 30, 2007, is expected to be $3.4 million for the remainder of 2007, $13.5 million in 2008, $13.1 million in 2009, $12.7 million in 2010, $12.3 million in 2011, $11.9 million in 2012 and $68.8 million thereafter.

Goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment on June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets. The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2007. The Company continues to maintain this position as of September 30, 2007, based on various factors, including updated forecasts and the current condition of the Company.

10. Debt:

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans ("delayed draw term loans") that may be advanced no later than January 6, 2008, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty. The Credit Agreement was used to:

•	amend the existing October 2005 credit facility, with a remaining balance of $164 million, and

•
enter into a new $166 million loan to help fund the acquisitions of Chandler Chicco Agency and AWAC, and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

        The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement. The three-month LIBOR base rate as of September 30, 2007 and December 31, 2006 was 5.23% and 5.36%, respectively. As disclosed in Note 12, the Company has two derivative financial instruments, totaling $330 million, to hedge against the new $330 million term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14. In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different. The unamortized portion of the deferred financing costs were approximately $4.6 million and $2.7 million and are included in Deposits and Other Assets on the balance sheet as of September 30, 2007 and December 31, 2006, respectively.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $14.2 million (including rebates of $3.7 million) and $12.6 million (including rebates of $0.3 million) during the nine-months ended September 30, 2007 and 2006, respectively. The Company also incurred net disposals of $4.6 million and $6.7 million during the nine-months ended September 30, 2007 and 2006, respectively.

12.  Derivative Financial Instrument:

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. The Company records the fair market value of its derivatives as other assets and other liabilities within its consolidated balance sheet. Derivatives that are not part of hedge relationships are recorded at fair market value on the Company's Consolidated Balance Sheet with the offsetting adjustment to interest expense on its Consolidated Income Statement. For hedge relationships designated as cash flow hedges under SFAS 133, changes in fair value of the effective portion of a designated cash flow hedge are recorded to other comprehensive income or loss; the ineffective portion is recorded to interest expense in its consolidated income statement.

The Company enters into interest rate swaps to manage interest rate risk associated with debt.

Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million to fix the interest rate on the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the interest cash flows of the hedged item. To the extent the derivatives instruments are highly effective hedges, the change in fair value of the effective portion is recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

From October 2005 to July 2006, the Company did not designate its original swap arrangement for hedge accounting and recorded an approximate $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset for approximately $2.9 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. The fair value of the swaps represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006. The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation. As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation. During the nine-months ended September 30, 2007, the fair market value of the original derivative asset decreased by $1.3 million to a derivative liability of approximately $0.1 million. Approximately $0.9 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $0.4 million ($0.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires. At hedge inception, the Company employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative. As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2007, and as a result, $1.4 million ($0.8 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. Certain such claims that are pending against Adheris are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience. In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of September 30, 2007 are likely to have a material adverse effect on inVentiv.

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

14. Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan. The compensation deferrals were initiated in 2005. The deferred compensation liability of approximately $6.5 million and $4.2 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006. The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary. Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The cash value of the life insurance policy at September 30, 2007 and December 31, 2006 was approximately $5.5 million and $2.9 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.8 million and $1.1 million as of September 30, 2007 and December 31, 2006, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

15.  Income Taxes

The effective tax rate for the nine-month period ended September 30, 2007 was 37.0%. The rate included a tax benefit for federal and state taxes settled or statutes expired of approximately $0.8 million; $0.2 million of tax detriments relating to interest on unrecognized tax benefits and permanent item true- ups; $0.6 million of a tax benefit relating to state net operating losses; and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The effective tax rate for the nine-month period ended September 30, 2006 was 23.9%, which included approximately $9.1 million tax benefit relating to net operating losses of a previously divested unit. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

As of September 30, 2007 the income tax receivable of $2.0 million resulted primarily from timing differences in payments and stock compensation deductions. The deferred tax liabilities increased $9.7 million during the nine-months ended September 30, 2007 primarily from the acquisition of Chamberlain, CCA and AWAC. During the nine-months ended September 30, 2007, the Company recorded $6.2 million of additional tax reserves, interest and penalties related to pre-acquisition tax exposures in addition to offsetting assets supported by tax indemnity agreements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The amount of unrecognized tax benefit was $2.5 million as of January 1, 2007 and $2.0 million as of September 30, 2007. Included in this balance were positions that, if recognized, would affect the effective tax rate by $1.6 million as of January 1, 2007 and $1.2 million as of September 30, 2007.

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties recorded as of January 1, 2007 was $1.2 million. As of September 30, 2007, there was no net change in the potential interest and penalties associated with uncertain tax positions. No net change resulted as $0.3 million of additional interest and penalties was offset by $0.3 million interest and penalties settled.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2003.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.2 million within the next 12 months. The decrease is primarily related to additional federal and state taxes that may be settled or have expiring statutes of limitations.

16.  Stockholders’ Equity

The following table describes the 2007 activity in the Company’s Stockholders’ Equity accounts for the nine-months ended September 30, 2007:

	Common Stock	Additional Paid-In Capital	Accumulated earnings	Comprehensive Income	Accumulated Other Comprehensive (Losses) (1)	Total
Balance at December 31, 2006	$30	$284,331	$74,327		($226)	$358,462
Net income			31,951	$31,951		31,951
Net change in effective portion of derivative, net of taxes				(1,088)	(1,088)	(1,088)
Foreign currency translation Adjustment				525	525	525
				$31,388
Restricted stock expense		3,896				3,896
Withholding shares for taxes		(731)				(731)
Tax benefit from exercise of employee stock options and vesting of restricted stock		7,877				7,877
Stock issued for consultant compensation		735				735
Proceeds from exercise of stock Options	1	6,558				6,559
Stock option expense		3,911				3,911
Issuance of shares in connection with Acquisitions	1	53,172				53,173
Balance at September 30, 2007	$32	$359,749	$106,278		$(789)	$465,270

(1) As of September 30, 2007 Accumulated Other Comprehensive Income consists of $1.0 million of currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries, and equity investments and minority interests in our foreign business units as well as approximately ($1.8 million, net of taxes) that relates to the effective portion of the Company’s derivative instruments, as described in Note 12.

17. Discontinued Operations:

For the nine months ended September 30, 2007 and 2006, earnings from discontinued operations, net of taxes, were approximately $0.3 million and $1.3 million, respectively. The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

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

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

19. Segment Information:

    The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. As mentioned in Note 2, the Company added a fourth segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The following represents the Company’s reportable segments as of September 30, 2007:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision primarily in support of pharmaceutical clinical development.

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.

•	inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management.

•	Other, which encompasses the activities of the corporate management group.

The following segment information has been prepared as if our Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2006:

Three-months ended September 30, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$50,799	$74,317	$106,416	$26,078	$--	$257,610
Less: Intersegment revenues	(144)	(547)	(2,006)	--	--	(2,697)
Reported Revenues	$50,655	$73,770	$104,410	$26,078	$--	$254,913
Depreciation and amortization	484	2,215	4,125	1,262	12	8,098
Interest expense	--	32	607	1	5,934	6,574
Interest income	6	222	23	28	448	727
Segment income (loss) (1)	$4,870	$11,049	$12,060	4,510	$(9,490)	$22,999

INVENTIV HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three-months ended September 30, 2006 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$40,079	$53,903	$89,551	$16,202	$--	$199,735
Less: Intersegment revenues	(122)	(372)	(1,461)	--	--	(1,955)
Reported Revenues	$39,957	$53,531	$88,090	$16,202	$--	$197,780
Depreciation and amortization	415	1,014	3,176	551	22	5,178
Interest expense	--	52	421	--	3,381	3,854
Interest income	24	162	10	41	446	683
Segment income (loss) (1)	$3,865	$8,841	$9,490	$1,562	$(6,441)	$17,317

Nine-months ended September 30, 2007 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$139,209	$202,025	$306,712	$69,182	$--	$717,128
Less: Intersegment revenues	(147)	(966)	(6,712)	--	--	(7,825)
Reported Revenues	$139,062	$201,059	$300,000	$69,182	$--	$709,303
Depreciation and amortization	1,381	4,772	11,977	2,332	45	20,507
Interest expense	--	25	1,661	4	12,330	14,020
Interest income	42	526	56	76	1,368	2,068
Segment income (loss) (1)	$9,512	$28,342	$23,956	$11,582	$(22,840)	$50,552

Nine-months ended September 30, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$111,089	$150,872	$254,781	$42,239	$--	$558,981
Less: Intersegment revenues	(278)	(861)	(3,406)	--	--	(4,545)
Reported Revenues	$110,811	$150,011	$251,375	$42,239	$--	$554,436
Depreciation and amortization	1,144	2,801	10,051	1,312	64	15,372
Interest expense	--	67	1,235	4	6,446	7,752
Interest income	47	358	19	118	1,238	1,780
Segment income (loss) (1)	$8,789	$22,924	$31,708	$4,125	$(13,967)	$53,579

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	September 30, 2007	December 31, 2006
Total Assets:
inVentiv Clinical	$126,315	$$105,253
inVentiv Communications	477,215	324,399
inVentiv Commercial	187,216	172,260
inVentiv Patient Outcomes	184,076	105,175
Other	54,412	63,967
Total assets	$1,029,234	$771,054

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. We support a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully commercialize them. In addition, we provide medical cost containment services to payors in our patient outcomes business. Our goal is to assist its customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 275 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

Our service offerings reflect the changing needs of its clients as their products move through the late-stage development and regulatory approval processes and into product launch and then throughout the product lifecycle. We have established expertise and leadership in providing the services its clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product life cycle. For payors, we provide a variety of services that enhance savings and improve patient outcomes including opportunities to address billing errors, additional discounts and treatment protocols for patients.

Business Segments

We currently serve our clients primarily through four business segments, which correspond to our reporting segments for 2007:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional service provision primarily in support of pharmaceutical clinical development. This segment includes the Smith Hanley group of companies (which includes Smith Hanley Associates, Smith Hanley Consulting Group and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education. This segment includes inVentiv Communications, Inc. (formerly known as inChord Communications, Inc.), Jeffrey Simbrow Associates ("JSAI"), ignite comm.net and Incendia Health, Inc. (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (also acquired in March 2007), Addison Whitney, Inc. (“Addison Whitney”) (acquired in June 2007) and Chandler Chicco Agency (“CCA”).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Innovative Health Strategies, Inc., iProcert, LLC and the related AWAC.MD business (collectively "AWAC"), Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”) and The Therapeutics Institute (“TTI”).

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

Our strategy relies on both internal growth and acquisitions to meet our growth objectives. Our businesses have generated strong revenue growth for the past several years. Our revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments. Furthermore, although our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice, we have been successful historically in obtaining increasing amounts of repeat business from our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.

We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications, commercial and/or patient outcomes capabilities, add complementary client relationships and bring on board additional management talent. We believe that our track record in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful to-date. While the performance of all of our business units has been strong over the past several years, our acquired business operations have contributed to an even greater degree to our revenue growth and profitability.

Acquisitions and Divestitures

Strategic acquisitions are one core element of our business strategy. We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, diligencing and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a significant competitive advantage. The following is a summary of our acquisitions to date:

Acquisition	Type of Business	Segment (“inVentiv”)	Headquarters Location	Month Acquired
Chandler Chicco Agency	Public relations	Communications	New York	July 2007
AWAC	Medical cost containment services	Patient Outcomes	Georgia	July 2007
Addison Whitney	Global branding consultancy	Communications	North Carolina	June 2007
Strategyx	Strategic consulting	Commercial	New Jersey	June 2007
Ignite Health	Interactive communications agency	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario,Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Patient Outcomes	Massachusetts	February 2006
inVentiv Communications, Inc.	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Patient Outcomes	New Jersey	June 2004

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

International Operations

CCA, acquired in July 2007, includes operations in the United Kingdom and France. As part of the acquisition of inVentiv Communications, Inc. in October 2005, we added that company's U.K.-based operations. These operations, based in London and Paris, provide advertising, marketing and public relations services to clients throughout Europe. In April 2006, we acquired JSAI, a leading healthcare marketing and communications agency in Canada.

As a result of the acquisition of inVentiv Communications, Inc., we have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and a 44% interest in Angela Liedler GmbH (“Liedler”), a communication and marketing services provider for medical and pharmaceutical products, located in Germany. Both of these investments are accounted for by using the equity method of accounting.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2006. There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2006.

Three-Months Ended September 30, 2007 Compared to Three-Months Ended September 30, 2006

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended September 30,
	2007		2006
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$50,655	19.9%	$39,957	20.2%
inVentiv Communications	73,770	28.9%	53,531	27.1%
inVentiv Commercial	104,410	41.0%	88,090	44.5%
inVentiv Patient Outcomes	26,078	10.2%	16,202	8.2%
Total revenues	254,913	100.0%	197,780	100.0%

Cost of services (1) (2):
inVentiv Clinical	33,725	66.6%	26,208	65.6%
inVentiv Communications	42,577	57.7%	32,950	61.6%
inVentiv Commercial	82,622	79.1%	71,054	80.7%
inVentiv Patient Outcomes	15,628	59.9%	11,196	69.1%
Total cost of services	174,552	68.5%	141,408	71.5%

Selling, general and administrative expenses	51,515	20.2%	35,884	18.1%

Total operating income	28,846	11.3%	20,488	10.4%
Interest expense	(6,574)	(2.6)%	(3,854)	(1.9)%
Interest income	727	0.3%	683	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	22,999	9.0%	17,317	8.8%
Income tax provision	(8,711)	(3.4)%	(7,169)	(3.6)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	14,288	5.6%	10,148	5.2%
Minority interest in income of subsidiary	(246)	(0.1%)	(230)	(0.1)%
Income from equity investments	92	--	277	0.1%
Income from continuing operations	14,134	5.5%	10,195	5.2%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	90	0.1%	49	--
Income from discontinued operations	90	0.1%	49	--

Net income	$14,224	5.6%	$10,244	5.2%

Earnings per share:
Continuing operations:
Basic	$0.44		$0.35
Diluted	$0.43		$0.34
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.00		$0.00
Net earnings:
Basic	$0.44		$0.35
Diluted	$0.43		$0.34
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $57 million, or 29%, to $255 million during the third quarter of 2007, from $198 million during the third quarter of 2006. Net revenues increased by approximately $49 million, or 30%, to $213 million during the third quarter of 2007, from $164 million in the third quarter of 2006.

inVentiv Clinical’s revenues were $51 million during the third quarter of 2007, an increase of $11 million compared to $40 million during the third quarter of 2006. inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the third quarter of 2007. Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and increased traction in functional outsourcing.

inVentiv Communications’ revenues were $74 million during the third quarter of 2007, an increase of $20 million or 37% from the third quarter of 2006. inVentiv Communications’ revenues accounted for 29% of total inVentiv revenues during the third quarter of 2007. The majority of this increase is due to the incremental revenue relating to the acquisitions of Ignite, Chamberlain, Addison Whitney and CCA in 2007.

inVentiv Commercial’s revenues were $104 million during the third quarter of 2007, an increase of $16 million, or 18% from the third quarter of 2006. inVentiv Commercial revenues accounted for 41% of total inVentiv revenues for the third quarter of 2007. The third quarter of 2007 benefited from several new wins, expansions and incentive fees from certain sales contracts. We continue to benefit from the industry trend towards cost efficient solutions, and are positioned as a market leader in flexible sales force solutions. In October 2007, we announced the wind-down of a sales team during the fourth quarter of 2007, which is typical from time to time in the industry; however, we are continuing to provide services to this client in other areas. In addition, we are actively discussing sales force opportunities with several other clients, building on our strong track record in successfully redeploying sales teams.

inVentiv Patient Outcomes’ revenues were $26 million during the third quarter of 2007, up $10 million from the third quarter of 2006. Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, as well as AWAC, which the Company acquired in July 2007.

Cost of Services: Cost of services increased by approximately $34 million or 24%, to $175 million during the third quarter of 2007 from $141 million in the third quarter of 2006. Cost of services as a percentage of revenues was 69% and 72% during the third quarter of 2007 and 2006, respectively.

inVentiv Clinical’s cost of services increased by approximately $8 million, or 31%, to $34 million during the third quarter of 2007 from $26 million during the third quarter of 2006. Cost of services as a percentage of revenues was 67% and 66% during the third quarter of 2007 and 2006, respectively.

inVentiv Communications’ cost of services increased by 30% to $43 million during the third quarter of 2007 when compared to the third quarter of 2006. Most of this variance is due to new acquisitions as described above in Revenues. Cost of services as a percentage of the segment’s revenues decreased from 62% during the third quarter of 2006 to 58% during the third quarter of 2007, mainly due to the acquisition of higher gross margin businesses in 2007.

Cost of services at inVentiv Commercial increased by approximately $12 million, or 17%, to $83 million in the third quarter of 2007, mainly due to the increase in revenues. Cost of services was 79% and 81% of inVentiv Commercial’s revenues during the third quarter of 2007 and 2006, respectively.

inVentiv Patient Outcomes cost of services increased by approximately $5 million, or 45%, to $16 million in the third quarter of 2007 from $11 million during the third quarter of 2006, mainly due to the acquisition of AWAC, and increased organic business at Adheris and Franklin, as mentioned above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $16 million, or 44%, to $52 million during the third quarter of 2007 from $36 million during the third quarter of 2006, mainly due to increased acquisitions in 2007.

SG&A expenses at inVentiv Clinical were approximately $12 million during the third quarter of 2007, compared to $10 million during the third quarter of 2006 due to increased selling expense and commissions from additional business and additional staffing requirements.

      SG&A expenses at inVentiv Communications increased $8 million to $20 million during the third quarter of 2007. New acquisitions contributed to most of this increase.

     SG&A expenses at inVentiv Commercial increased by approximately $2 million to $9 million during the third quarter of 2007 from $7 million during the third quarter of 2006. SG&A increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006 and in 2007.

SG&A expenses at inVentiv Patient Outcomes increased by $3 million to $6 million during the third quarter of 2007, mainly due to the acquisition of AWAC.

Other SG&A was approximately $4 million for the third quarter of 2007, an increase of approximately 14% from the third quarter of 2006. The increase was mainly related to additional, ongoing audit fees arising as a result of new acquisitions. In addition, there were annual increases in equity and non-equity compensation expense from the previous year.

Interest Expense: Interest expense increased by approximately $3 million, or 75%, from the third quarter of 2006 to the third quarter of 2007, mainly due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the quarter ended September 30, 2007 was 38.1%, versus 41.3% during the quarter ended September 30, 2006. The 2007 rate included approximately $0.4 million of a tax benefit relating to the utilization of certain state net operating losses. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately $4 million to $14 million during the third quarter of 2007 when compared to the third quarter of 2006. Diluted earnings per share increased to $0.43 per share during the third quarter of 2007 from $0.34 per share during the third quarter of 2006.  Overall EPS and net income increased between quarters because of increased business wins and new acquisitions.

Nine-Months Ended September 30, 2007 Compared to Nine-Months Ended September 30, 2006

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
(in thousands, except for per share data)	For the Nine-Months Ended September 30,
	2007		2006
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$139,062	19.6%	$110,811	20.0%
inVentiv Communications	201,059	28.3%	150,011	27.1%
inVentiv Commercial	300,000	42.3%	251,375	45.3%
inVentiv Patient Outcomes	69,182	9.8%	42,239	7.6%
Total revenues	709,303	100.0%	554,436	100.0%

Cost of services (1)(2):
inVentiv Clinical	94,301	67.8%	74,080	66.9%
inVentiv Communications	125,072	62.2%	93,106	62.1%
inVentiv Commercial	238,609	79.5%	197,309	78.5%
inVentiv Patient Outcomes	42,272	61.1%	29,581	70.0%
Total cost of services	500,254	70.5%	394,076	71.1%

Selling, general and administrative expenses	146,545	20.7%	100,809	18.2%

Total operating income	62,504	8.8%	59,551	10.7%
Interest expense	(14,020)	(2.0)%	(7,752)	(1.3)%
Interest income	2,068	0.3%	1,780	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	50,552	7.1%	53,579	9.7%
Income tax provision	(18,569)	(2.6)%	(12,605)	(2.3)%
Income from continuing operations before minority interest in income of subsidiary and income (loss) from equity investments	31,983	4.5%	40,974	7.4%
Minority interest in subsidiary	(736)	(0.1)%	(905)	(0.2)%
Income (loss) from equity investments	438	0.1%	133	--
Income from continuing operations	31,685	4.5%	40,202	7.2%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	266	0.0%	1,268	0.3%
Income from discontinued operations	266	0.0%	1,268	0.3%

Net income	$31,951	4.5%	$41,470	7.5%

Earnings per share:
Continuing operations:
Basic	$1.01		$1.39
Diluted	$0.99		$1.34
Discontinued operations:
Basic	$0.01		$0.04
Diluted	$0.00		$0.04
Net earnings:
Basic	$1.02		$1.43
Diluted	$0.99		$1.38
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $155 million, or 28%, to $709 million during the nine-months ended September 30, 2007, from $554 million during the nine-months ended September 30, 2006. Net revenues increased by approximately $121 million, or 26%, to $582 million during the nine-months ended September 30, 2007, from $461 million during the nine-months ended September 30, 2006.

inVentiv Clinical’s revenues were $139 million during the nine months ended September 30, 2007, an increase of $28 million compared to $111 million during the nine months ended September 30, 2006. Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services. Also, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

inVentiv Communications’ revenues were $201 million during the nine months ended September 30, 2007, an increase of $51 million or 34% from the nine months ended September 30, 2006. inVentiv Communications’ revenues accounted for 28% of total inVentiv revenues during the nine months ended September 30, 2007. Approximately $12 million of this increase relates to recent business wins in various advertising and communications’ agencies. The remaining increase is due to incremental revenue relating to the timing of 2007 acquisitions of Ignite, Chamberlain, Addison Whitney and CCA, and 2006 acquisition of JSAI.

Revenues in our inVentiv Commercial segment were $300 million during the nine months ended September 30, 2007, an increase of $49 million, or 20%, from the nine months ended September 30, 2006. Most of the variance relates to new business wins, which more than offset revenues from contracts that wound down in the natural course.

inVentiv Patient Outcomes’ revenues were $69 million during the third quarter of 2007, up $27 million from the nine months ended September 30, 2006. Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, as well as AWAC, which the Company acquired in July 2007.

Cost of Services: Cost of services increased by approximately $106 million or 27%, to $500 million for the nine months ended September 30, 2007 from $394 million in the nine months ended September 30, 2006. Cost of services remained fairly constant as a percentage of revenues at 71% for the nine months ended September 30, 2007 and 2006.

inVentiv Clinical’s cost of services increased by approximately $20 million, or 27%, to $94 million during the nine months ended September 30, 2007 from $74 million during the nine months ended September 30, 2006. Cost of services as a percentage of revenues slightly increased from 67% during the nine months ended September 30, 2006 to 68% during the same period in 2007 as we made infrastructure investments in preparation for a material functional outsourcing win with a top 20 pharmaceutical company.

inVentiv Communications’ cost of services increased by approximately $32 million, or 34%, to $125 million during the nine months ended September 30, 2007 from $93 million during the nine months ended September 30, 2006, which is in line with the variance in revenues over the same periods. Cost of services as a percentage of revenues remained fairly constant at 62% during the nine months ended September 30, 2007 and 2006.

Cost of services at inVentiv Commercial increased by approximately $42 million, or 21%, to $239 million during the nine months ended September 30, 2007 from $197 million during the nine months ended September 30, 2006. Cost of services as a percentage of revenues slightly increased from 79% during the nine months ended September 30, 2006 to 80% during the same period in 2007. The increase in the cost of sales percentage was driven by the increase in limited scope sales force services, including the new on-boarding program with a top 20 pharmaceutical company.

inVentiv Patient Outcomes cost of services increased by approximately $12 million, or 40%, to $42 million during the nine months ended September 30, 2007 from $30 million during the nine months ended September 30, 2006, mainly due to the acquisition of AWAC and increased organic business at Adheris and Franklin, as mentioned above.

SG&A: SG&A expenses increased by approximately $46 million, or 46%, to $147 million from $101 million in the nine months ended September 30, 2007 and 2006, respectively, mainly due to increased acquisitions in 2006 and 2007.

SG&A expenses at inVentiv Clinical was approximately $35 million in the nine months ended September 30, 2007, compared to $28 million during the same period in 2006 due to increased selling expense and commissions from additional business; additional staffing requirements; and SG&A expense from Synergos, which was acquired on April 1, 2006.

SG&A expenses at inVentiv Communications increased $14 million to $48 million during the nine months ended September 30, 2007. New acquisitions contributed to the majority of this increase.

SG&A expenses at inVentiv Commercial increased by approximately $15 million to $36 million during the nine months ended September 30, 2007 from the nine months ended September 30, 2006. The majority of this increase was due to recording a receivables reserve relating to a client that declared Chapter 11 bankruptcy subsequent to the end of the second quarter of 2007. We have never had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories, and we do not believe the circumstances giving rise to this receivables reserve are likely to reoccur in future periods. SG&A also increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006.

SG&A expenses at inVentiv Patient Outcomes increased by $6 million to $15 million during the nine months ended September 30, 2007, mainly due to the acquisitions of Adheris and AWAC.

       Other SG&A, which encompasses the activities of the corporate management group, increased by approximately 36% from the nine months ended September 30, 2006 to the same period in 2007. The increase was mainly related to additional, ongoing audit fees arising as a result of new acquisitions. In addition, there were annual increases in equity and non-equity compensation expense from the previous year.

Interest Expense: Interest expense increased by approximately $6 million, or 75%, from the nine months of 2006 to the nine months of 2007. Approximately $3.0 million of the difference was due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources. In addition, as mentioned in Item 3, Quantitative and Qualitative Disclosures About Market Risk, the Company did not designate its initial hedge for hedge accounting until July 2006, which resulted in a $2.4 million net reduction to interest expense relating to the mark-to-market adjustment during the nine months ended September 30, 2006 versus $0.9 million of interest expense due to the financing element embedded within the interest rate swap during the nine months ended September 30, 2007.

Provision for Income Taxes: The effective tax rate for the nine-month period ended September 30, 2007 was 37.0%. The rate included a tax benefit for federal and state taxes settled or statutes expired of approximately $0.8 million; $0.2 million of tax detriments relating to interest on unrecognized tax benefits and permanent item true- ups; $0.6 million of a tax benefit relating to state net operating losses; and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The effective tax rate for the nine-month period ended September 30, 2006 was 23.9%, which included approximately $9.1 million tax benefit relating to net operating losses of a previously divested unit. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income decreased by approximately $9 million to $32 million during the nine months ended September 30, 2007 when compared to the same period in 2006. Diluted earnings per share decreased to $0.99 per share during the nine months ended September 30, 2007 from $1.38 per share during the nine months ended September 30, 2006. Excluding the impact of the increase in the uncollectible receivable reserve during the second quarter of 2007 and the one-time tax benefits in 2007 and 2006, overall EPS and net income increased over the respective periods because of increased wins and new acquisitions.

Liquidity and Capital Resources

At September 30, 2007, inVentiv had $67 million of unrestricted cash and equivalents, a decrease of $13 million from December 31, 2006. For the nine-months ended September 30, 2006 compared to September 30, 2007, cash provided by operations decreased by $46 million from a source of $61 million to $15 million. Cash used in investing activities increased from $61 million to $193 million for the nine-months ended September 30, 2006 and 2007, respectively. Cash provided by financing activities increased from a use of $6 million to a source of $165 million over the same comparative periods.

Cash provided by operations was $15 million during the nine-months ended September 30, 2007, while cash provided by operations was $61 million in the nine-months ended September 30, 2006. This decrease was, in large part, due to lower net income and the timing of certain client advances and payments in the Commercial and Clinical segments.

Cash used in investing activities was $193 million for the nine-months ended September 30, 2007 compared to $61 million used during the same period in 2006. During the nine months ended September 30, 2006, the Company paid approximately $50 million of cash, net of cash acquired, for the acquisitions of Adheris, Synergos and JSAI and approximately $8 million of cash relating to earnout contingency payments from previous acquisitions. During the nine months ended September 30, 2007, approximately $165 million of cash related to the acquisitions of Ignite, Chamberlain, Addison Whitney, Strategyx, AWAC and CCA while approximately $23 million of cash related to earnout contingency payments from previous acquisitions.

      Cash provided by financing activities was $165 million for the nine-months ended September 30, 2007, compared to $6 million used in financing activities for the nine-months ended September 30, 2006. As discussed below, we amended and restated our existing credit agreement by approximately $166 million and incurred approximately $2 million in fees, to help finance the AWAC and CCA acquisitions.

    Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition. On July 6, 2007, we amended this credit facility and in connection therewith entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and the other lenders party to the credit facility. The key features of the Amended and Restated Credit Agreement are as follows:

•	A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to:

•	refinance the existing October 2005 credit facility, which had a remaining balance of $164 million, and

•	enter into a new $166 million loan to help fund the acquisitions of CCA and AWAC and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

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

Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. As more fully described in Part II, Item 5 below, effective September 6, 2007, we entered into a five-year swap arrangement for $165 million to hedge against the additional credit exposure under the Amended and Restated Credit Agreement.

As of September 30, 2007, we complied with the requirements, including all covenants, of the credit facility. We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months. However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions. The acquisition agreements entered into in connection with our 2004, 2005, 2006 and 2007 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements. See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At September 30, 2007, the Company had $329.2 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above. The Company will incur variable interest expense with respect to our outstanding loan. This interest rate risk may be partially offset by our derivative financial instrument, as described below. Based on our debt obligation outstanding at September 30, 2007, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses. We record the fair market value of our derivatives as other assets and other liabilities within our consolidated balance sheet. Derivatives that are not part of hedge relationships are recorded at fair market value on our Consolidated Balance Sheet with the offsetting adjustment to interest expense on our Consolidated Income Statement. For hedge relationships designated as cash flow hedges under SFAS 133, changes in fair value of the effective portion of a designated cash flow hedge are recorded to other comprehensive income or loss; the ineffective portion is recorded to interest expense in our consolidated income statement.

     We enter into interest rate swaps to manage interest rate risk associated with debt.

Effective October 2005, the Company entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million to fix the interest rate on the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. The Company entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt. At inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the interest cash flows of the hedged item. To the extent the derivatives instruments are highly effective hedges, the change in fair value of the effective portion is recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

From October 2005 to July 2006, the Company did not designate its original swap arrangement for hedge accounting and recorded an approximate $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset for approximately $2.9 million, which was recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet. The fair values of the interest rate swaps were obtained from dealer quotes. The fair value of the swaps represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006. The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation. As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation. During the nine-months ended September 30, 2007, the fair market value of the original derivative asset decreased by $1.3 million to a derivative liability of approximately $0.1 million. Approximately $0.9 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $0.4 million ($0.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires. At hedge inception, the Company employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness. The hypothetical derivative contains the same terms and conditions as the original derivative. As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2007, and as a result, $1.4 million ($0.8 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements. Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations. The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At September 30, 2007, the accumulated other comprehensive earnings related to foreign currency translations was approximately $1.0 million. Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4. Controls and Procedures

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))) were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against us. Certain such claims that are pending against Adheris are described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A. Risk Factors

Except as described in Item 1A of our Quarterly Report on Form 10-Q for the three-months ended June 30, 2007, there have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2006.

ITEM 5. Other Information

We entered into an interest rate swap transaction on September 6, 2007 with Bank of America, N.A. (the “Counterparty”).  We entered into this interest rate swap transaction to mitigate our floating rate interest risk on debt that is outstanding under our amended and restated credit facility.  The interest rate swap matures in September 2012.  We are required to make certain quarterly fixed rate payments to the Counterparty calculated on a notional amount of $165 million (increasing to $325 million effective December 31, 2008 when our existing three-year interest rate swap arrangement expires) while the Counterparty is obligated to make certain quarterly floating rate payments to us referencing the same notional amount.  The interest rate swap transaction effectively fixes the annual interest rate payable on $165 million ($325 million effective December 31, 2008) of our debt which may exist to 4.90% under the amended and restated credit facility.  Notwithstanding the terms of the interest rate swap transaction, we are ultimately obligated for all amounts due and payable under the amended and restated credit facility.

ITEM 6. Exhibits

10.23 *
Purchase Agreement dated as of July 6, 2007 by and among Chandler Chicco Agency, LLC, BioSector 2 LLC, Chandler Chicco Agency SARL and BioSector 2, Limited (collectively, the “Companies”), the members of the Companies listed on Schedule I thereto, the Registrant and Chandler Chicco LLC

10.24 *
Purchase Agreement dated as of July 6, 2007 by and among, Innovative Health Strategies, Inc. (f/k/a IHS of SC, Inc.) ("IHS"), AWAC.MD, Inc ("AWAC"), iProcert, LLC ("iProcert", and together with IHS and AWAC, the "Companies"), the shareholders and members of the Companies listed on Schedule I thereto, the Registrant and AWAC LLC

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

* Certain portions omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: November 9, 2007	By:	/s/ David S. Bassin
David S. Bassin
Chief Financial Officer and Secretary (Principal financial officer and principal accounting officer)