Form 10-K
period 2007-12-31
INVENTIV HEALTH INC
filed 2008-02-29
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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

Based on the closing sale price on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,099,623,506.  For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 25, 2008, there were 32,421,673 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2007 are incorporated by reference into Part II of this report.  Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this report contains forward-looking statements regarding, among other things:

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

•	our expectations regarding the impact of our acquisitions, joint ventures and partnerships;

•	our expectations regarding the impact of the adoption of certain accounting standards; and

•	our expectations regarding the liquidation of the Columbia Strategic Cash Portfolio.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital to fund our operations;

•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;

•	our ability to successfully operate new lines of business;

•	our ability to manage our infrastructure and resources to support our growth;

•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;

•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;

•	the potential impact of government regulation on us and on our clients base;

•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;

•	our ability to recruit, motivate and retain qualified personnel, including sales representatives;

•	the actual impact of the adoption of certain accounting standards;

•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance;

•	changes in trends in the healthcare and pharmaceutical industries or in pharmaceutical outsourcing; and

•
our inability to determine the actual time at which the liquidation of the Columbia Strategic Cash Portfolio will be completed or the total losses that we will actually realize from that investment vehicle.

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1A, Risk Factors, in this report.

PART I

Item 1.  Business.

Overview

    inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, we provide medical cost containment services to payors in our patient outcomes business.  Our goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 325 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and payors.

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

    The success of our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility.  We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions.  We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities.

    Our strategy relies on both internal growth and acquisitions to meet our growth objectives.  Our businesses have generated strong revenue growth for the past several years.  Our internal revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Furthermore, although our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice, we have been successful historically in obtaining increasing amounts of repeat business from many of our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.

    We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications, commercial and/or patient outcomes capabilities, add complementary client relationships and bring on board additional management talent.  We believe that our track record to-date in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful.  Acquisitions contributed significantly to our year-over-year growth for 2007.

Business Segments

    We have organized our businesses into four operating segments:  inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes. Each of our operating segments is composed of multiple businesses that are referred to as "business units" throughout this report.  We apply aggregation criteria consistent with definitions under the related guidance in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information as well as SFAS 142, Goodwill and Other Intangible Assets, for purposes of aggregating business units.  The following is a detailed description of our four operating segments:

    inVentiv Clinical

    inVentiv Clinical provides professional resourcing and services primarily to the pharmaceutical, biotech and device companies.   Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.    inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos").  inVentiv Clinical's service offerings include:

•
Clinical Staffing and Recruiting. Through SHCG and MedFocus, we meet the staffing and recruiting needs of more than 140 pharmaceutical and biotechnology clients, including 14 of the top 20 global pharmaceutical companies, for SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study and project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical personnel.  Our clinical staffing services provide our clients with flexibility in managing and executing clinical trials internally and allow them to avoid the expense of hiring and training a full staff internally.   We draw from a database of over 30,000 candidates that is continually expanded through new recruiting techniques that include search engines, job fairs, conferences and referral bonuses.

•
Functional Outsourcing.  We provide a variety of functional outsourcing services, including data management and statistical analysis services through HHI, through our dedicated facilities in Indiana and Pennsylvania, and monitoring and project management services through Synergos.  We have performed these services for over 150 clinical trials.  Our functional outsourcing services complement SHCG and MedFocus’s contract staffing pool with statistically-knowledgeable physicians and medically-knowledgeable statisticians to deliver well-organized research used in clinical trial and clinical program design, data management, data analysis, double data entry and validation, reporting and standard operating procedures writing. This bi-disciplinary expertise enables us to set up, manage and present data to help pharmaceutical clients move from the preclinical stage through the drug approval process and into post-commercialization oversight.

•
Executive Placement. We provide executive placement services through SHA, which is one of the most experienced and respected executive placement organizations focused primarily on statisticians and data-related functions.

    inVentiv Communications

    inVentiv Communications provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes  inVentiv Communications, Inc. (formerly known as inChord Communications, Inc.), Jeffrey Simbrow Associates ("JSAI"), ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007):

•	Advertising and Communications Support. Advertising and communications support services are delivered to pharmaceutical industry clients through five separate agencies:

•
GSW Worldwide and Palio are full-service agencies that create marketing solutions through advertising, public relations, market access strategies, media and market research.  GSW Worldwide has established international reach through a network of twelve international affiliate relationships.

•	Navicor specializes in oncology and immunology expertise.
•	Stonefly conducts advertising, marketing, and public relations services focused primarily on biotechnology and emerging pharmaceutical companies.
•	JSAI is a leading healthcare marketing and communications agency in Canada.
•	Angela Liedler GmbH (“Liedler”), is a leading healthcare marketing and communications agency in Germany.

•	Public Relations. Public relations services are delivered to pharmaceutical industry clients through two separate PR agencies:

•
CCA is a full service public relations firm that serves the healthcare sector by building and promoting brand value, providing leadership, protecting brand value and furthering public affairs agendas.  CCA operates through three US-based and two Europe-based offices, and has established broad international reach through a network of fifteen international affiliate relationships.

•	Chamberlain is also a full-service public relations firm dedicated to creating enduring agendas that drive understanding and meaning for clients’ healthcare brands.

•
Branding.  Addison Whitney focuses on creating unique corporate and product brands, and specializes in building powerful branding solutions for clients through unique and disciplined processes. Addison Whitney offers a range of capabilities to create, renew and strengthen brands, including an expertise in generating names that reflect the brand's identity and meet regulatory requirements.  Revenues from our Y-Brand division are recognized and recorded on a fee-for-service basis, in accordance with the terms of the contracts.

•	Interactive Communications. Ignite specializes in medical advertising and interactive communications targeting patients, caregivers and healthcare professionals.

•
Patient and Physician education.  Cadent Medical Communications, Selva Communications and Center for Biomedical Continuing Education ("CBCE") provide education and communications services to build advocacy for pharmaceutical and biotech brands.  CBCE is an accredited provider of continuing patient and physician education for physicians.

    inVentiv Commercial

    inVentiv Commercial provides a wide range of commercialization support services, organized principally into two subdivisions:

•	inVentiv Selling Solutions. inVentiv Selling Solutions encompasses the following group of companies that mainly relate to sales teams and sales support services:

o
inVentiv Pharma Teams: inVentiv Pharma Teams provide outsourced product commercialization programs for prescription pharmaceutical and other life sciences products.  inVentiv Pharma Teams maintain and operate one of the largest pharmaceutical outsourced sales organizations in the United States, including systems, facilities, and support services necessary to recruit, train and deploy customized, full-service targeted sales forces.

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician's office where a sales representative reviews the medical profile of a product's Food and Drug Administration approved indications.  In order to engage in an effective dialogue, the salesperson must be well educated and highly trained.  Recruiting qualified personnel and providing client and product specific training are both core competencies of inVentiv Selling Solutions.

o
Recruiting: To accomplish a coordinated recruiting effort, our regionally based recruiters coordinate through a national recruitment office that locates and hires potential sales representatives. Our in-house human resources team adheres to selective hiring criteria and conducts detailed evaluations to ensure high quality of representation for our clients. inVentiv Selling Solutions’ recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, as well as on a standalone basis.  inVentiv Selling Solutions hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and enhance cost efficiency.

o
Professional Development and Training: We have one of the largest dedicated training facilities of its type in the U.S.  Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity and pharma-manager leadership are covered extensively in order to prepare the representatives for their interactions with medical professionals.  Our trainers have access to proprietary information about the prescription writing behavior of physicians.  We provide this training both for our own and for our clients' sales forces, and training and development services are essential to maintaining and building our relationships with pharmaceutical companies.  Our training efforts are further enhanced through a proprietary voice-recognition software platform enabling remote training practices. These strengths are widely recognized as distinguishing inVentiv Selling Solutions from its competitors.

o
Regulatory Compliance Services: Through our PRS business unit, we provide independent oversight of the Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance to clients and to internal inVentiv Pharma Teams.  Our expertise in PDMA compliance issues is nationally recognized.  We provide a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including auditing of sample accountability compliance by field force professionals and "whole systems" sample accountability assessments.  We also license software solutions for the implementation of sophisticated PDMA compliance strategies.

o
Non-Personal Promotion: We provide warehousing, assembly, mailing, fulfillment, teleservices and eServices through our Promotech business unit.  Promotech maintains a newly expanded facility with over 62,000 square feet that includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) certified and PDMA compliant warehouse, office space and a 64-station call center.

o
Virtual Event Services: MedConference is a leading provider of live and on-demand virtual event services to the pharmaceutical industry.  MedConference’s flagship service, MedConferenceLive™, creates and manages live and on-demand web events for the healthcare industry. MedConference’s turnkey package of reliable technology and full-support services provides a flexible, easy-to-use online communication platform for pharmaceutical companies, medical education providers, professional medical associations and others who need to deliver timely information to physicians and healthcare practitioners.

o
Sales Force Automation/Data Analysis: Our Total Data Solutions (“TDS”) business unit collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed for inVentiv Selling Solutions.  This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data and make necessary adjustments to the sales strategy.  TDS supports inVentiv Pharma Teams’ needs and also offers this sales force automation system on a standalone basis to clients.

•	inVentiv Strategy and Analytics. inVentiv Strategy and Analytics encompasses our consulting offerings focused on strategy, analytics, market research, managed care and commercialization planning:

o
Planning and Analytics: Health Products Research (“HPR”) is a leader in the development and implementation of advanced data analysis and market research technologies to support client decision making within pharmaceutical and biotechnology companies.  HPR combines leading edge technology with advanced statistical techniques and empirical research to deliver strategic and tactical solutions that help pharmaceutical executives maximize their return on investment for promotional resources.  HPR’s range of services includes a variety of quantitative and other tools that supports HPR’s clients in optimizing and continually improving the effectiveness of deployed promotional and sales force resources.

o
Strategic Consulting:  Strategyx, acquired in June 2007, is a strategy consulting firm, focused on delivering effective and innovative approaches to participating in the emerging, managed healthcare marketplace. Strategyx specializes in three practice areas: managed markets strategy, product strategy and organization design.

o
Product Access and Managed Market Support:  Ventiv Access Group provides the strategy and tactics to increase access to clients' products in managed markets, trade distribution channels, Medicaid, Medicare, and other State and Federal outlets.

o
Consulting and Contract Marketing:  Creative Healthcare Solutions, LLC (“CHS”) is a leading provider of contract marketing services for pharmaceutical and biotech companies.  CHS supports product teams by adding expertise in brand management, new product planning, market research and business development.

    inVentiv Patient Outcomes

    inVentiv Patient Outcomes provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute and AWAC (acquired in July 2007).

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

•
Patient Support Programs. We offer patient assistance programs and reimbursement counseling through our Franklin business unit.  Franklin has established a leadership position in providing reliable and innovative patient assistance programs, reimbursement counseling, web-based programs, missions programs and proactive fulfillment.  Franklin also provides a variety of additional patient support services to clients, including support in Medicare Part D education.

•
Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs: The Therapeutics Institute offers highly qualified clinical and scientific professionals to build advocacy, educate healthcare professionals, and sensitize markets to novel and exciting therapies

•
Medical Cost Containment and Consulting Solutions.  AWAC is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators, ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters and insurance carriers.  AWAC provides unique data integration and access and analysis capabilities including real-time claims evaluation and intervention, disease management, demand management, risk assessment, wellness programs and pre-certification.

Acquisitions and Divestitures

    Strategic acquisitions are one core element of our business strategy.  We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, performing due diligence and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a significant competitive advantage.   The following is a summary of our acquisitions to date:

Acquisition	Type of Business	Segment (“inVentiv”)	Headquarters Location	Month Acquired
Chandler Chicco Agency	Public relations	Communications	New York	July 2007
AWAC	Medical cost containment and consulting solutions	Patient Outcomes	Georgia	July 2007
Addison Whitney	Branding	Communications	North Carolina	June 2007
Strategyx	Strategic consulting	Commercial	New Jersey	June 2007
Ignite Health	Interactive communications	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Professional development and training	Commercial	Pennsylvania	November 2006
JSAI	Advertising and communications support	Communications	Ontario, Canada	April 2006
Synergos	Functional outsourcing	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance programs	Patient Outcomes	Massachusetts	February 2006
inVentiv Communications, Inc.	Advertising and communications support	Communications	Ohio	October 2005
PRS	Regulatory compliance services	Commercial	Pennsylvania	August 2005
HHI	Functional outsourcing	Clinical	Maryland	November 2004
Smith Hanley	Clinical staffing and recruiting	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Patient Outcomes	New Jersey	June 2004

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

    During 2002 and 2003, we divested our European Contract Sales businesses. We have been receiving payments subsequent to some of these divestitures based on the subsequent earnings of the divested unit. For the years ended December 31, 2007, 2006 and 2005, we received approximately $0.5 million, $1.4 million and  $1.7 million, respectively, mostly relating to the Germany based contract sales organizations.

International Operations

    As part of the acquisition of inVentiv Communications, Inc. in October 2005, we added that company's United Kingdom-based operations.  As part of the acquisition of CCA in July 2007, we added CCA’s operations in the United Kingdom and France.  These units collectively provide advertising, marketing and public relations services to clients throughout Europe.    In April 2006, we acquired JSAI, a leading healthcare marketing and communications agency in Canada.

    In December 2007, we increased our investment interest from 44% to 85% in Liedler, a provider of communication and marketing services for medical and pharmaceutical products, located in Germany.  We accounted for Liedler as an equity investment until the acquisition date, and then included its results in our consolidated results thereafter.  We also have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which we account for by using the equity method of accounting.  Neither investment is material to the overall consolidated financial statements.

    In addition to our fully-owned international operations and our minority ownership interests, we have within GSW Worldwide and within CCA an established network of over a dozen international affiliate relationships, which do not have any equity interest in the affiliate, that help support our client needs in additional international markets.

Clients

    We provide our services to leading pharmaceutical life sciences and healthcare companies.  For the years ended December 31, 2007 and 2006, no clients individually exceeded 10% of our total revenues, and we served over 325 unique clients in 2007 and support over 850 client brands.  Approximately 51% and 48% of our revenues in 2007 and 2006, respectively, were derived from our ten largest clients, which for 2007, listed alphabetically, were as follows: Allergan, Boehringer Ingelheim, Inc., Cephalon, Inc., Eli Lilly and Company, Johnson and Johnson, Merck KGaA, Novartis Pharmaceuticals, Inc., Pfizer, sanofi-aventis Group, and Wyeth.

    We consider the breadth of our client portfolio and our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues as well as sales growth opportunities as our clients launch new products and as we develop new offerings. Our services are typically sold to several target groups within the client organization, typically their clinical, marketing and sales departments and brand teams. This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships. We have developed sustained relationships with large, mid-tier and emerging pharmaceutical and biotechnology clients that provide us with recurring revenue streams and cross-selling opportunities. Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

    Our relationships with a client's clinical or marketing and sales organizations also benefit from high switching costs, as retaining another sales force or advertising agency and redesigning a marketing program creates substantial additional expense and causes losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise and a strong track record and recognized brand names.

Competition

    We operate in highly competitive industries.  Our competitors include a variety of vendors providing services to the pharmaceutical, life sciences and healthcare industries, including outsourced sales organizations, medical communications agencies, contract research organizations and medical cost containment consultants.  Each of our business segments faces distinct competitors in the individual markets in which each operates:

•
inVentiv Clinical: The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry.  We compete with several large nationwide temporary staffing companies.  The primary clinical staffing competitors to our SHCG and MedFocus business units include ClinForce (a division of Cross Country Healthcare, Inc.), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services, RPS and Kforce Inc.  Primary competitors in the permanent placement area include numerous smaller specialty permanent placement groups which compete with us, as well as to some degree larger national firms such as Korn/Ferry International, Russell Reynolds Associates, and Heidrick & Struggles International, Inc.; however we are one of the only national firms that specializes exclusively in professional clinical trials research personnel.  In functional outsourcing (or Contract Research Organizations), the competition ranges from numerous small specialty organizations to global CROs such as Innovex (Quintiles Transnational Corp.) or Covance Inc.

•
inVentiv Communications:  Marketing and communications services is a relatively fragmented and competitive market.  Our Communications Services group competes with the healthcare offerings of the five large global advertising holding companies, which include WPP Group PLC, Omnicom Group Inc., Publicis Groupe S.A., IPG and Havas.  In addition, we compete with a large number of smaller specialized agencies that have focused either on a therapeutic area or a particular service offering.

•
inVentiv Commercial:  The majority of sales teams are currently managed internally by our clients, and we to some degree “compete” with our clients' alternative choices of managing their needs internally or co-promoting with another pharmaceutical company.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that inVentiv, Innovex (Quintiles Transnational Corp.), Professional Detailing, Inc. and Publicis Groupe S.A. combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers focused on niche services.  One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring these capabilities.

•
inVentiv Patient Outcomes:  Adheris’ offerings compete with several third party companies that implement adherence programs through major chains, including Catalina Marketing Corporation and Mirixa Corporation, as well as less directly with a number of specialty agencies and specialist service providers that focus on various aspects of patient adherence and compliance.  The Franklin Group competes with several other service companies and reimbursement specialists, including Express Scripts and the Lash Group.  The Therapeutics Institute competes with Innovex (Quintiles Transnational Corp.) and several other specialty nurse educator companies.  While payor cost containment services is a relatively fragmented and competitive market, we believe there is no single company providing AWAC’s range of services.  AWAC competitors in the technology arena include Active Health (a subsidiary of Aetna Health), D2 Hawkeye, MedStat and MEDai.  In the demand management area many companies provide pre-certification, utilization review and case management, and in the wellness area many companies provide wellness programs of varying types and focus.

    We believe that our business units individually and our organization as a whole have a variety of competitive advantages that have allowed us to compete successfully in the marketplaces for our services.  These advantages include the following:

•
Leading Position Within Service Categories:  We believe that our operating divisions, and the business units within each operating division, have achieved positions of leadership within their respective service areas.  inVentiv Communications, through its well known agencies, such as GSW Worldwide, Palio and Chandler Chicco, is a major force in healthcare advertising, public relations and communications.  Prior to our acquisition of inVentiv Communications, Inc., that company was the largest privately-held healthcare marketing organization in the world.   inVentiv Clinical, through its Smith Hanley division, is recognized as a leader in clinical trials staffing and a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and life sciences companies.  inVentiv Pharma Teams is the leading provider of outsourced product detailing services in the pharmaceutical industry.  Our business units have extensive experience and proven track records that support our business development efforts.

•
Comprehensive Service Offering:  We are one of the largest providers of services to the pharmaceutical and life sciences industries in the U.S. and offer among the broadest range of services.  These are important factors to our clients and potential clients, many of whom prefer to work with organizations that can provide a comprehensive suite of complementary services and have a proven track record of execution.

•
Broad and Diversified Client Base:  In addition to serving most of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotechnology and life sciences companies.  As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell our services increases.   Our client base of over 325 pharmaceutical and biotechnology clients is broad and diversified, and with many of these clients we have maintained long-term relationships that help us in continuing to win new business.

•
Well-Recongized Trade Names:  The Company recognizes that the established trade names with a long history possess a powerful and enduring nature that transcends general trade name recognition.  One of the most valuable assets to inVentiv is the trade names of many of our business units.  These names are a competitive advantage in the marketplace because they generate a favorable customer perception in brand name recognition in the pharmaceutical, life sciences and healthcare industries.  inVentiv's focus on building a comprehensive suite of best-in-class service providers with strong marketplace awareness has been a key strategy in its acquisitions.  A few examples of our strong brand names in their respective marketplaces include Smith Hanley, GSW Worldwide, Palio, Chandler Chicco, Chamberlain, Ignite, Adheris, and AWAC.

•
Proprietary Technologies and Data:  We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering.  We invest in technology and have developed and deployed cutting-edge marketing and sales force automation tools.  Our technology advantages in the sales force automation and in the virtual events areas are important for the management of sales and marketing campaigns for pharmaceutical products throughout their life cycle, particularly during the product launch phase.  Our patient compliance offerings rely on a broad network of retail pharmacies and our use of proprietary technologies and safeguards to effectively manage the large amount of underlying data in a timely and targeted manner. Our medical cost containment business unit utilizes an electronic claims surveillance system to monitor medical claims data, prescriptions and pre-certification records, which are then reviewed by our expert physicians and case managers.

•
Experienced Management Team: Our management team includes executives with substantial expertise in pharmaceutical and healthcare services, as well as substantial background within pharmaceutical companies themselves, including managing pharmaceutical sales forces, establishing sales and marketing strategies, and product management industry experience.  The team also has extensive experience in the areas of outsourced staffing, permanent placement and executive search services.  We believe our mix of senior management with pharmaceutical and healthcare services experience, entrepreneurial talent and strategic perspective is unique in the industry.

Seasonality

   Although our business is subject to some variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of product revenues in certain contracts, and select businesses do have some degree of seasonality, our business in aggregate is not generally subject to significant seasonal variation.

Employees

    At December 31, 2007, we employed approximately 5,700 people in our operations.  Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees.  We believe our turnover rate is comparable to that of other outsourced service organizations and that turnover in our contract sales and communications businesses is comparable to turnover in internal pharmaceutical sales and marketing departments.  We have no collective bargaining agreements covering any of our employees and are unaware of any current efforts or plans to organize any of our employees.  We believe that our relations with our employees are satisfactory.

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

    Adheris, a part of our inVentiv Patient Outcomes segment, provides persistence and compliance programs, principally in the form of refill reminder communications, to pharmacy chains.  These activities are subject to regulation under HIPAA, the Federal Health Care Programs Antikickback Law and corresponding state laws.  We believe that Adheris's activities comply with all applicable federal and state laws in all material respects.  Certain of these laws are subject to interpretation that is evolving.  We could incur significant expenses if Adheris's activities are determined to be non-compliant and, depending the extent and scope of any such regulatory developments, our consolidated financial condition and results of operations could be materially and adversely affected.

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

    Some of our physician education services in our inVentiv Commercial and inVentiv Communications segments are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals. In addition, certain ethical guidelines promulgated by the American Medical Association ("AMA") govern the receipt by physicians of gifts in connection with the marketing of healthcare products. These guidelines govern the honoraria and other items of value that AMA physicians may receive, directly or indirectly, from pharmaceutical companies. Any changes in such regulations or their application could have a material adverse effect on inVentiv. Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on our consolidated financial condition and results of operations.

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

Item 1A. Risk Factors

Risks Related to Our Business

    inVentiv Health is a multi-faceted organization encompassing four segments, each with its own particular risks and uncertainties.  A wide range of factors could materially affect our financial results and the performance of our stock price.  The factors affecting our operations include the following:

Our revenues are dependent on expenditures by companies in the pharmaceutical and life sciences industries, third party administrators, employee benefit plans, employer groups, managing general underwriters and insurance carriers and others, and a variety of factors could cause the overall levels of those expenditures to decline.

    The revenues of our inVentiv Clinical, inVentiv Communications and inVentiv Commercial divisions are highly dependent on expenditures by companies in the pharmaceutical industry (and, to a lesser extent, other life sciences industries) for advertising, promotional, marketing and sales, recruiting, clinical staffing and support and compliance services. Any decline in aggregate demand for these services could negatively affect these businesses.

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

    AWAC has not yet deeply penetrated the medical payor marketplace, particularly the third party administrator marketplace.  Furthermore, any decline in aggregate demand for medical cost containment services could negatively affect AWAC's business.  Consolidation among AWAC's customer base could negatively affect AWAC by reducing overall outsourced expenditures in the medical cost containment area.  Furthermore, companies may elect to perform medical cost containment services internally based on industry and company-specific factors, including competition from other suppliers.

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

    Our acquisitions of Ignite, Chamberlain, Addison Whitney, Strategyx, CCA and AWAC were completed during 2007.  Operational and financial integration of the acquired businesses is not yet complete and we may experience difficulties in completing the integration processes.  Among other things, we are generally required to document internal controls under Section 404 of the Sarbanes-Oxley Act for each of our acquired business units by the end of the first fiscal year following the year in which the acquisition occurs.  We may not be successful in recognizing material weaknesses in internal controls over financial reporting for our acquired businesses and may have difficulty remedying any such material weaknesses on a timely basis.  More generally, we may experience difficulties in the integration of personnel and technologies across diverse business platforms.

    Acquisitions involve numerous risks in addition to integration risk, including the following:

•	diversion of management’s attention from normal daily operations of the business;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations;

•	the potential loss of key customers or employees of the acquired companies; and

•	difficulties integrating acquired personnel and distinct cultures into our business.

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

    We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities.  However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

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

    We have invested significantly in sophisticated and specialized computer technology and have focused on the application of this technology to provide customized solutions to meet many of our clients' needs. We have also invested significantly in sophisticated end-user databases and software that enable us to market our clients' products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness. In addition, our business is dependent on our computer equipment and software systems, and the temporary or permanent loss of this equipment or systems, through casualty or operating malfunction, could have a material adverse effect on our consolidated financial condition and results of operations.  Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.  Changes in the technology environment or our inability to update our technology to service clients could impact our financial performance.

We are subject to a high degree of government regulation.

    We are subject to a high degree of government regulation.  Significant changes in these regulations, or our failure to comply with them, could impose additional costs on us or otherwise negatively affect our operations.  See the discussion under "Business – Government Regulation" above.

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

    We have no customers, individually, that accounted for in excess of 10% of our revenues for the year ended December 31, 2007, and our largest customer during such year accounted for 9% of revenues.  Our top 10 customers account for 51% of our revenue.  If any large customer decreases or terminates its relationship with us, our business and consolidated financial position and results of operations could be materially and adversely affected.

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

    Our key managerial and other employees are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain key employees and management personnel.  A significant aspect of our acquisition strategy is the retention of key employees of target companies for significant periods of time.  The loss of the services of any key executive for any reason could have a material adverse effect upon the Company.

    Compensation for key employees and management personnel is an essential factor in attracting and retaining them, and there can be no assurance that we will offer a level of compensation sufficient to do so. Equity-based compensation, including compensation in the form of options and restricted stock, plays an important role in our compensation of new and existing employees.  Because of limitations on the number of shares available for future grant under our equity incentive plan, we may be unable to meet the compensation requirements of our key employees and management personnel.  In addition, as a result of our adoption of SFAS 123R effective January 1, 2006, equity-based compensation is reflected in our income statement and has a negative impact on earnings.

We may incur liability in connection with litigation.

    We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been or may in the future be filed against us as described under "Legal Proceedings" in Part I, Item 3 below.  Litigation is inherently uncertain and we cannot assure you that we will not suffer a material, adverse effect as a consequence of any pending or future claims.  Moreover, new or adverse developments in existing litigation claims or legal proceedings involving the Company could require us to establish or increase litigation reserves.

    We have been and may in the future become a party to legal actions related to the design and management of our service offerings, including, among others, privacy-based actions and contract disputes.  Adheris is the subject of a pending action asserting, among other claims, violation of the California Confidentiality of Medical Information Act and has had asserted against it in the past other claims based on purported violations of privacy statutes and common law arising from its patient refill reminder programs.  Although it has not been the subject of litigation to date, AWAC could become the subject of medical malpractice claims based on the design and management of its service offerings.  Adheris and AWAC each maintain errors and omissions insurance and other traditional business coverage.  AWAC does not insure for medical malpractice since it does not deem itself to be practicing medicine.  Although we believe that all of our businesses are adequately insured, certain types of claims, such as punitive damages, are not covered by insurance.

    We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. We rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims. There is no assurance that these provisions will be fully enforceable or that they will provide adequate protection against claims intended to be covered.

We may not be able to comply with the requirements of our credit facility.

    On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and others.  The outstanding balance under this facility was approximately $330 million as of the closing date under the facility, which is attributable to a $330 million secured term loan component.  The Amended and Restated Credit Agreement also provided for up to $20 million in additional term loans ("delayed draw term loans") to be advanced no later than January 6, 2008 which we elected to not draw.  The agreement also provides a $50 million revolving credit facility, of which $10 million is initially available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement.  Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement.  The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

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

    From time to time, we communicate to the market guidance relating to our revenue, earnings per share and other financial measures. These statements are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or assurances of our future performance. Any downward variance in operating results as compared to announced guidance can be expected to result in a decline in our stock price.  Our ability to meet any projected financial result milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on our published guidance. See "Cautionary Statement Regarding Forward-Looking Disclosure" above.

We may experience further writedowns of our financial instruments and other losses related to volatile and illiquid market conditions.

    At December 31, 2007, we had $45.3 million of marketable securities on our Balance Sheet which have been classified as restricted. We recorded $0.8 million of impairment related to our marketable securities in the fourth quarter of fiscal 2007 as a result of fluctuation in the value of our investment in the Columbia Strategic Cash Portfolio (the "CSCP").  The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2008.  Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

    We continue to have exposure to markets and products and as market conditions continue to evolve the fair value of our marketable securities could further deteriorate. In addition, recent market volatility has made it extremely difficult to value certain of our securities.  Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further writedowns in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

The inability to generate sufficient cash flows to support operations and other activities could prevent future growth and success.

    Our inability to generate sufficient cash flows to support capital expansion, business acquisition plans, share repurchases and general operating activities could negatively affect our operations and prevent our expansion into existing and new markets. Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.

If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

    Under United States generally accepted accounting principles, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, resulting in an impact on our results of operations.

Risks Related to our Common Stock

The trading price of our common stock may be volatile, and you may not be able to sell your shares at or above the price at which you acquire them.

    The trading price of our common stock may fluctuate significantly.  Factors affecting the trading price of our common stock include:

•	variations in operating results;

•	the gain or loss of significant customers or suppliers;

•	announcements relating to our acquisition of other businesses;

•	changes in the estimates of our operating results or downward variances in operating results as compared to guidance;

•	changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and our suppliers and the economy as a whole.

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

    The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of February 25, 2008, we had 32,421,673 shares of common stock outstanding.  Of these shares, approximately 2.1 million shares, excluding shares held in street names, were subject to contractual resale restrictions under acquisition agreements (as well as resale restrictions under Rule 144) and will become eligible for sale over the next several years.  Shares issued in future acquisitions, and shares issued in satisfaction of earnout obligations under completed acquisitions, may add substantially to the number of shares available for future sale.

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

Item 1B. Unresolved Staff Comments

    We have received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.  Properties

    As of December 31, 2007, we leased 50 facilities totaling 986,578 square feet, including our principal executive offices located in Somerset, New Jersey.  Eleven facilities totaling 84,553 square feet are leased by the inVentiv Clinical segment, 22 facilities totaling 419,212 square feet are leased by the inVentiv Communications segment, 13 facilities totaling 352,849 square feet are leased by the inVentiv Commercial segment, three facilities totaling 73,964 square feet are leased by the inVentiv Patient Outcomes segment and one facility with approximately 56,000 square feet is leased by the Other (corporate) segment. These leases expire at varying dates through 2025.  We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3.  Legal Proceedings.

    Weisz v. Albertsons, Inc. (San Diego Superior Court Case No. GIC 830069): This action was filed on May 17, 2004 in San Diego Superior Court, California by Utility Consumer Action Network against Albertsons, Inc. and its affiliated drug store chains and seventeen pharmaceutical companies.  This complaint alleged, among other claims, violation of the California Unfair Competition Law and the California Confidentiality of Medical Information Act (“CMIA”) arising from the operation of manufacturer-sponsored, pharmacy-based compliance programs similar to Adheris’ refill reminder programs.  An amended complaint was filed on November 4, 2004 adding Adheris as a defendant to the lawsuit.  A subsequent amendment to the complaint substituted Plaintiff Kimberly Weisz (“Plaintiff”) as the class representative to this purported class action.

    After several rounds of pleading challenges to Plaintiff’s various renditions of the complaint, all but one pharmaceutical manufacturing company, AstraZeneca, LP, were dismissed from the case, leaving only Albertsons, Inc., Adheris, and AstraZeneca as the remaining defendants (“Defendants”) in this action.  In the latest pleading challenge to Plaintiff’s Fifth Amended Complaint, the remaining defendants were successful in eliminating a number of claims, including fraud-based and breach of privacy claims.  Defendants also successfully moved to strike Plaintiff’s class allegations as improper.  The operative Sixth Amended Complaint, which was filed on January 6, 2008, alleges five causes of action against Defendants.  Only three of these claims – violation of the CMIA, breach of fiduciary duty, and unjust enrichment – are alleged against Adheris.  Adheris intends to continue to defend this action vigorously, and we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows. It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our consolidated balance sheets, results of operations or cash flows.  Our insurer, AIG, is defending this action under reservation of rights.

    Indemnification Claim. In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer.   The lawsuit seeks class action certification and brings claims against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer bases its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS has declined to indemnify the customer and if claims are asserted against PRS, PRS intends to defend such claims vigorously.

    Other.  We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain such claims have been filed or are pending against us.  All such matters are of a kind routinely experienced in our business and are consistent with our historical experience.  We do not believe that any such routine action will have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq Global Select Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2007
First Quarter	$39.09	$34.49
Second Quarter	$40.00	$34.56
Third Quarter	$43.82	$35.17
Fourth Quarter	$46.01	$27.56

	High	Low
Year ended December 31, 2006
First Quarter	$33.22	$23.91
Second Quarter	$32.67	$26.77
Third Quarter	$32.70	$26.99
Fourth Quarter	$35.35	$27.19

On February 25, 2008, there were approximately 320 record holders of our common stock.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

    To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement. We do not anticipate paying any cash dividends in the foreseeable future.

    During the fourth quarter of 2007, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of inVentiv repurchased any of our outstanding securities.

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenues	$977,300	$766,245	$556,312	$352,184	$224,453
Income from continuing operations	$47,226	$49,198	$43,082	$30,130	$9,895
Income (losses) from discontinued operations	$258	$2,037	$781	$1,002	$(4,119)
Net income	$47,484	$51,235	$43,863	$31,132	$5,776

Basic earnings (losses) per share:
Continuing operations	$1.50	$1.69	$1.60	$1.26	$0.43
Discontinued operations	$0.00	$0.07	$0.03	$0.04	$(0.18)
Basic earnings per share	$1.50	$1.76	$1.63	$1.30	$0.25

Diluted earnings (losses) per share:
Continuing operations	$1.46	$1.64	$1.53	$1.18	$0.42
Discontinued operations	$0.01	$0.06	$0.03	$0.04	$(0.18)
Diluted earnings per share	$1.47	$1.70	$1.56	$1.22	$0.24

Shares used in computing basic earnings (losses) per share	31,578	29,159	26,875	23,951	22,919

Shares used in computing diluted earnings (losses) per share	32,267	30,058	28,165	25,437	23,801

Balance sheet data:
Total assets	$1,110,856	$771,054	$583,894	$287,452	$180,708

Long-term debt (a)	$345,995	$184,717	$190,508	$24,898	$18,488

Total equity	$477,466	$358,462	$253,219	$172,444	$107,725

(a) Long-term debt includes the non-current portion of our credit arrangement (for 2005-2007) and capital lease obligations (for all years), but excludes the current portion of our credit agreement and capital lease obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K for the years ended December 31, 2007, 2006 and 2005.

Introduction

    We currently manage four operating segments based on the way management makes operating decisions and assesses performance:

•	inVentiv Clinical, which provides services related to permanent placement, clinical staffing, data collection and management and functional outsourcing.

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area. This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•	inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management.

    Our non-operating segment "Other" encompasses the activities of the corporate management group.

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

•	Public Relations- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

•
Branding- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts; and revenues for certain contracts are recorded based on completed contract method.

•	Interactive Communications- Revenues are recognized and recorded under the proportional performance method based on services performed.

•	Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or when milestones are achieved, depending on the terms of the specific contracts.

inVentiv Commercial

•
inVentiv Pharma Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, a “Implementation phase", formerly referred to as "Deployment phase" ,typically one to three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Deployment phase", formerly referred to as “Promotion phase”, in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians or other targets  referred to as “detailing”.

Our inVentiv Pharma Teams contracts specify a separate fee for the initial “Implementation phase” of a project.  We consider the implementation  phase to be a separate and distinct earnings process and recognize the related revenues throughout the implementation phase , which typically spans a period of one to three months at the beginning of the first year of a contract.  We generally recognize revenue during the "Deployment phase" of our inVentiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force.  The accounting for the two phases is based on our analysis of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting within the meaning of paragraph 9 of EITF 00-21.

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

•	Recruiting- Revenues are recognized based on placement of candidates.

•	Professional Development and Training- Revenues are generally recognized and recorded as training courses are completed.

•
Regulatory Compliance Services- Regulatory compliance revenues for both fixed fees services and fees for specific compliance related services are recognized and recorded when monthly services are performed.

•	Non-Personal Promotion- Revenues are recognized and recorded based on time incurred and fulfillment requirements in accordance with the terms of the contracts.

•	Virtual Event Services- Revenues are recognized based on the frequency and upon completion of live events.

•	Sales Force Automation/Data Analysis- A majority of revenues are recognized based on straight-line basis. For certain analytics projects, revenues are recognized upon completion.

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

•
Strategic Consulting- For most contracts, revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.  Certain contracts are also recorded based on the proportional performance method.

•	Product Access and Managed Market Support- Consulting fee revenues are recognized and recorded when services are rendered. Other services are based on milestones.

•	Consulting and Contract Marketing- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.

inVentiv Patient Outcomes

•	Patient Pharmaceutical Compliance Programs- Revenues are mainly recognized based on the volume of correspondence sent to patients.

•	Patient Support Programs- Patient assistance programs revenues depend on the number of patients served and are recognized and recorded as each service is performed.

•
Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs- Revenue recognition is the same as inVentiv Pharma Teams, as the two services are similar in the business arrangement and fee structure.

•
Medical Cost Containment and Consulting Solutions- The majority of revenues are recognized on a completed contract basis, based on an analysis of claims as a percentage of savings realized by our clients.  Certain services are performed on a fee-for-services basis and recognized when the service is rendered.

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

Loss Contracts
We periodically analyze our contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable.  We did not have any material loss contracts in 2007, 2006 or 2005.

Billing
        Customers are invoiced according to agreed upon billing terms.  Contracts that are invoiced prior to performance of related services are recorded as client advances and unearned revenue and are not recognized as revenues until earned, in accordance with our revenue recognition policies.  Amounts earned for revenues recognized before the agreed upon invoicing terms have been met are recorded as revenue and included in unbilled services. Upon billing, these amounts are transferred to billed accounts receivable.

 Goodwill and Other Intangible Assets

    Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of SFAS No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  We applied aggregation criteria consistent with the definitions under SFAS 142, as well as the related guidance in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of aggregating business units in our goodwill impairment testing.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a business unit. The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.  We calculate and compare the fair value of the goodwill and indefinite-lived intangible asset to its carrying value.  If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If we deem the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, we amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and we continue to review for impairment on an annual basis.

    We performed annual impairment tests as of June 30, 2007 and concluded that the existing goodwill and  indefinite-lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2007, based on various factors, including updated forecasts and the current condition of the Company.  As of December 31, 2007, we had goodwill of approximately $383.7 million and other intangibles (net) of $281.1 million in the Consolidated Balance Sheet.

Stock-based Compensation

    In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.  On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS 123R.  In accordance with the new rule, the Company adopted the accounting provisions of SFAS 123R as of January 1, 2006.

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

    With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during 2007 and 2006 the volatility remains at a range of 39-40%.  For the year ended December 31, 2007 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 and the range of the expected term remained unchanged at 5.5 to 6 years.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

    As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the years ended December 31, 2007 and 2006 were 3.91% and 3.25%, respectively.

Claims and Insurance Accruals

    We maintain self-insured retention limits for certain insurance policies.  The liabilities associated with the risk we retain are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions, which have been consistently applied. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and estimated based on management’s evaluation of the nature and severity of individual claims and historical experience with respect to all other liabilities. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, the actual liabilities could vary materially from management's estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.  Management believes that these reserves are adequate.

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

Recent Accounting Pronouncements

    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective January 1, 2009.  We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, this is mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective January 1, 2009.  We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

    In February 2007,  FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company has evaluated the provisions of SFAS 159, did not elect early adoption of eligible assets and liabilities of SFAS 159 and does not expect the issuance of SFAS 159 to have a material effect on our consolidated balance sheets, results of operations and cash flows.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008.  The Company has evaluated the provisions of SFAS 157 and does not expect the issuance of SFAS 157 to have a material effect on our consolidated balance sheets, results of operations and cash flows.

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

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues:
	For the Years Ended December 31,
	2007		2006		2005
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
inVentiv Clinical	$186,927	19.1%	$149,786	19.5%	$113,700	20.4%
inVentiv Communications	289,113	29.6%	207,398	27.1%	46,426	8.3%
inVentiv Commercial	400,786	41.0%	347,117	45.3%	370,278	66.6%
inVentiv Patient Outcomes	100,474	10.3%	61,944	8.1%	25,908	4.7%
Total revenues	977,300	100.0%	766,245	100.0%	556,312	100.0%

Cost of services:
inVentiv Clinical	127,492	68.2%	100,632	67.2%	75,177	66.1%
inVentiv Communications	175,801	60.8%	131,991	63.6%	31,282	67.4%
inVentiv Commercial	317,693	79.3%	271,651	78.3%	293,617	79.3%
inVentiv Patient Outcomes	60,576	60.3%	42,475	68.6%	16,949	65.4%
Total cost of services	681,562	69.7%	546,749	71.4%	417,025	75.0%

Selling, general and administrative expenses	200,945	20.6%	141,418	18.4%	79,313	14.3%

Total operating income	94,793	9.7%	78,078	10.2%	$59,974	10.8%
Interest expense	(20,717)	(2.1)%	(11,361)	(1.5)%	(3,955)	(0.7)%
Interest income	3,039	0.3%	2,694	0.4%	1,409	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	77,115	7.9%	69,411	9.1%	57,428	10.4%
Income tax provision	(29,401)	(3.0)%	(19,166)	(2.5)%	(14,229)	(2.6)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	47,714	4.9%	50,245	6.6%	43,199	7.8%
Minority interest in income of subsidiary	(1,070)	(0.1)%	(1,207)	(0.2)%	(224)	--
Equity earnings in investments	582	--	160	--	107	--
Income from continuing operations	47,226	4.8%	49,198	6.4%	43,082	7.8%
Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	258	0.1%	2,037	0.3%	781	0.1%
Income from discontinued operations	258	0.1%	2,037	0.3%	781	0.1%

Net income	$47,484	4.9%	$51,235	6.7%	$43,863	7.9%

Earnings per share:
Continuing operations:
Basic	$1.50		$1.69		$1.60
Diluted	$1.46		$1.64		$1.53
Discontinued operations:
Basic	$0.00		$0.07		$0.03
Diluted	$0.01		$0.06		$0.03
Net income:
Basic	$1.50		$1.76		$1.63
Diluted	$1.47		$1.70		$1.56

* Cost of services is expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.

    Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

    Revenues: Revenues increased by approximately $211 million, or 28%, to $977 million during 2007, from $766 million during 2006.  Net revenues increased by approximately $165 million, or 26%, to $797 million during 2007, from $632 million during 2006.

    inVentiv Clinical’s revenues were $187 million during 2007, an increase of $37 million, or 25%, compared to $150 million during  2006.  Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services.  Also, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

    inVentiv Communications’ revenues were $289 million during 2007, an increase of $82 million, or 39%, from 2006.  inVentiv Communications’ revenues accounted for 30% of total inVentiv revenues during 2007.  Approximately $70 million of this increase relates to incremental revenue relating to the timing of the 2007 acquisitions of Ignite, Chamberlain, Addison Whitney and CCA, and the 2006 acquisition of JSAI.  The remainder of this variance mainly relates to recent business wins in various advertising and communications’ agencies.

    inVentiv Commercial’s revenues were $401 million during 2007, an increase of $54 million, or 15%, from 2006.  Most of the variance relates to new business wins, which more than offset revenues from contracts that wound down in the ordinary course.  The remaining increase predominately relates to the acquisition of Medconference, DialogCoach, and Strategyx.

    inVentiv Patient Outcomes’ revenues were $100 million during 2007, up $38 million from 2006. Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, and AWAC, which the Company acquired in July 2007.

    Cost of Services: Cost of services increased by approximately $135 million or 25%, to $682 million for 2007 from $547 million in 2006.  Cost of services decreased as a percentage of revenues from 71% in 2006 to 70% in 2007.

    inVentiv Clinical’s cost of services increased by approximately $26 million, or 26%, to $127 million during 2007 from $101 million during 2006.  Cost of services as a percentage of revenues slightly increased from 67% during 2006 to 68% during 2007 as we made infrastructure investments in preparation for a material functional outsourcing win with a top 20 pharmaceutical company.

    inVentiv Communications’ cost of services increased by approximately $44 million, or 33%, to $176 million during 2007 from $132 million during 2006.  Cost of services as a percentage of revenues decreased from 64% in 2006 to 61% in 2007, mainly due to the addition of higher margin businesses in 2007.

    inVentiv Commercial’s cost of services increased by approximately $46 million, or 17%, to $318 million during 2007 from $272 million during 2006.  Cost of services as a percentage of revenues slightly increased from 78% during 2006 to 79% during 2007.  The increase in the cost of sales percentage was driven by the increase in limited scope sales force services, including the new on-boarding program with a top 20 pharmaceutical company.

    inVentiv Patient Outcomes’ cost of services increased by approximately $19 million, or 45%, to $61 million during 2007 from $42 million during 2006, mainly due to increased business at Adheris and Franklin as well as the acquisition of AWAC, as mentioned above.

    Selling, General and Administrative ("SG&A"): SG&A expenses, which also encompasses the activities of the corporate management group, increased by approximately $60 million, or 43%, to $201 million in 2007 from $141 million 2006, mainly due to additional acquisitions in 2006 and 2007.

    SG&A expenses at inVentiv Clinical was approximately $45 million in 2007, compared to $38 million in 2006 due to increased selling expense and commissions from additional business; additional staffing requirements; and SG&A expense from Synergos, which was acquired on April 1, 2006.

    SG&A expenses at inVentiv Communications increased $22 million to $71 million in 2007.  New acquisitions contributed to the majority of this increase.

    SG&A expenses at inVentiv Commercial increased by approximately $16 million to $46 million during 2007 from 2006.  Approximately 50% of this increase was due to recording a receivables reserve relating to two accounts, including a client that declared Chapter 11 bankruptcy subsequent to the end of the second quarter of 2007.  We have previously never had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories, and do not believe the circumstances giving rise to these receivables reserves are likely to reoccur in future periods.  SG&A also increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the fourth quarter of 2006 and second quarter of 2007.

    SG&A expenses at inVentiv Patient Outcomes increased by $10 million to $22 million during 2007, mainly due to the additions of Adheris and AWAC over the last two years.

    Other SG&A increased by approximately 36%, or $5 million from 2006 to 2007.   This increase mainly relates to $2.1 million of additional stock compensation expense and $0.8 million of other than temporary impairment of marketable securities. See Liquidity and Capital Resources section for further discussion on other than temporary impairment of marketable securities.

    Interest Expense:  Interest expense almost doubled to approximately $21 million in 2007 from 2006.  Approximately $6 million of the difference was due to higher interest on the additional $166 million borrowed under our amended credit agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.  In addition, as mentioned in Item 3, Quantitative and Qualitative Disclosures About Market Risk, the Company did not designate its initial hedge for hedge accounting until July 2006, which resulted in a $2.1 million net reduction to interest expense relating to the mark-to-market adjustment during the 2006 versus $1.2 million of interest expense due to the financing element embedded in the interest rate swap during 2007.

    Provision for Income Taxes:  In March 2007, we recognized a tax benefit of approximately $1.0 million related to federal tax benefits of state tax reserves.  Including these tax benefits, our annual effective tax rate was 38.4% in 2007.

    In June 2006, we recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it is more likely than not that this deferred tax asset will be realized.  Including these tax benefits, our annual effective tax rate was 28.0% in 2006.

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

    Net Income and Earnings Per Share ("EPS"): inVentiv’s net income decreased by approximately $4 million to $47 million during 2007 when compared to the same period in 2006, and diluted earnings per share decreased to $1.47 per share in 2007 from $1.70 per share during the 2006.  However, excluding the impact of the increase in the uncollectible receivable reserve during the second quarter of 2007 and the distinct tax benefits in 2007 and 2006, overall EPS and net income increased over the respective periods, driven by increased wins and new acquisitions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

    Revenues: Revenues increased by approximately $210 million, or 38%, to $766 million in the year ended December 31, 2006, from $556 million in the year ended December 31, 2005.

    inVentiv Clinical’s revenues were $150 million during the year ended December 31, 2006, an increase of $36 million compared to $114 million during  the year ended December 31, 2005.  Revenues in the clinical staffing and recruiting division were higher in 2006 predominantly due to increased placement of clinical staffing personnel.  The clinical staffing and recruiting division also typically experiences a decrease in personnel during the first quarter of a year as clients may decide not to continue to employ these temporary personnel.  This “falloff” was less significant in 2006 than 2005.  Finally, in April 2006, the Company acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

    inVentiv Communications was established principally through the acquisitions of  inVentiv Communications, Inc. (then known as inChord Communications, Inc.) in October 2005 and JSAI in April 2006, and contributed approximately $207 million of revenues during the year ended December 31, 2006, versus approximately $46 million of revenue from the acquisition date of inVentiv Communications, Inc. through December 31, 2005.  This segment specializes in pharmaceutical advertising, branding and marketing.

    Revenues in our inVentiv Commercial business were $347 million, a decrease of $23 million or 6% from the $370 million in the same period in 2005.  This decrease resulted primarily from anticipated wind-downs of certain contracts, and was partially offset by additional revenue during 2006 from acquisitions, such as PRS, which was acquired in August 2005, and MedConference and DialogCoach, which were acquired during the fourth quarter of 2006.

    inVentiv Patient Outcomes’ revenues were $62 million during the year ended December 31, 2006, up $36 million from the year ended December 31, 2005.  Growth in the segment was both organic as well as from the acquisition of Adheris in February 2006.

    Cost of Services: Cost of services increased by approximately $130 million or 31%, to $547 million for the year ended December 31, 2006 from $417 million in the year ended December 31, 2005. Cost of services decreased as a percentage of revenues to 71% from 75% in the year ended December 31, 2006 and 2005, respectively, mainly due to increased acquisitions that are contributing higher margins than the historical Commercial business.  Overall cost of services increased due to increased revenue over the same period; in addition, cost of services increased due to $2.4 million of share-based compensation expense not recorded in prior years.  On January 1, 2006, inVentiv adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.  In prior periods, inVentiv recorded compensation expense for unvested restricted shares over the applicable vesting periods.  Starting in January 2006, as a result of adopting SFAS 123R, inVentiv has also recorded compensation expense for its stock options.  For further details on the new accounting policy, see "-- Critical Accounting Policies" above.

    inVentiv Clinical’s cost of services increased by approximately $26 million, or 35%, to $101 million during the year ended December 31, 2006 from $75 million during the year ended December 31, 2005.  Cost of services as a percentage of revenues increased from 66% during the year ended December 31, 2005 to 67% during the same period in 2006.

    inVentiv Communications was acquired starting in October 2005 and incurred approximately $132 million of cost of sales during the year ended December 31, 2006.  Cost of services was $31 million from the inVentiv Communications, Inc. acquisition date through December 31, 2005.  Cost of sales was 64% of this segment’s revenues in 2006 and 67% for 2005.  This segment specializes in pharmaceutical advertising, branding and marketing.  Pursuant to the acquisition of inVentiv Communications, Inc., the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15 million liability) on inVentiv Communications, Inc.’s  balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007.  The Company has monitored these performance thresholds on a quarterly basis.  At December 31, 2006, as a result of new business and a strengthened outlook for inVentiv Communications, Inc.’s business during 2007, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold was probable and the amount was estimable, pursuant to SFAS No. 5, Accounting for Contingencies.

    Cost of services at inVentiv Commercial decreased by approximately $22 million, or 7%, to $272 million in the year ended December 31, 2006 from $294 million in the year ended December 31, 2005, mainly due to the decrease in revenues.  Cost of services was 78% of inVentiv Commercial revenue in the year ended December 31, 2006, compared to 79% in the year ended December 31, 2005, mainly due to increased compensation expense in 2006 for unvested shares as discussed above.

    inVentiv Patient Outcomes cost of services increased by approximately $25 million, or 147%, to $42 million during the year ended December 31, 2006 from $17 million during the year ended December 31, 2005, mainly due to the acquisition of Adheris and increased organic business at Franklin, as mentioned above.

    SG&A: SG&A expenses increased by approximately $62 million, or 78%, to $141 million from $79 million in the year ended December 31, 2006 and 2005, respectively.  This increase was primarily due to SG&A expenses at inVentiv Communications, Inc., which was acquired in October 2005, and additional SG&A from acquisitions consummated in 2006; increased compensation levels in 2006 versus 2005; and $5.1 million of share-based compensation expense, which was new in 2006, as described above in the cost of services section.

    SG&A expenses at inVentiv Clinical was approximately $38 million in 2006, compared to $29 million during 2005 due to increased selling expense and commissions from additional business; additional staffing requirements; SG&A expense from Synergos, which was acquired on April 1, 2006; and increased compensation expense relating to the adoption of SFAS 123R.

    SG&A expenses at inVentiv Communications, which was acquired in October 2005, was approximately $49 million for the year ended December 31, 2006, and $10 million for the period in 2005 subsequent to the acquisition. As described in the cost of services’ section, the Company recorded an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of potential $15.0 million in liabilities relating to certain performance thresholds of the segment over a three-year period.  See above for further details.

    SG&A expenses at inVentiv Commercial increased by approximately $3 million, or 9%, to $30 million in the year ended December 31, 2006 from $27 million incurred in the year ended December 31, 2005.  This increase was mainly due to the increased compensation expense attributable to the adoption of SFAS 123R this year, and additional SG&A from new acquisitions during the fourth quarter of 2006.

    SG&A expenses at inVentiv Patient Outcomes increased by $10 million to $12 million during the year ended December 31, 2006, mainly due to the acquisitions of Adheris.

    Other SG&A was approximately $13 million for the year ended December 31, 2006, an increase of approximately $2 million or 18% from $11 million for the year ended December 31, 2005.  Almost all of this increase was related to increases in stock-based compensation expense in 2006, as described above.

    Provision for Income Taxes: In June 2006, we recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it is more likely than not that this deferred tax asset will be realized.  Including these tax benefits, our annual effective tax rate was 28.0% in 2006.

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

    Net Income and EPS: inVentiv’s net income increased by approximately 16% to $51 million, from net income of $44 million in the year ended December 31, 2006 and 2005, respectively.  Diluted earnings per share increased to earnings of $1.70 per share for the 2006 from earnings of $1.56 per share for 2005.  Operating results were higher due to increased results in inVentiv Communications and the new acquisitions, offset by stock-based compensation expense recorded as a result of adopting SFAS 123R.  Earnings per share were also affected because of approximately 1.9 million additional shares outstanding in 2006 over 2005.

Liquidity and Capital Resources

    At December 31, 2007, we had $51 million of unrestricted cash and equivalents, a decrease of $29 million from December 31, 2006.  For the year ended December 31, 2006 compared to 2007, cash provided by operations decreased by $27 million from $86 million to $59 million.  Cash used in investing activities increased from $70 million to $246 million for the year ended December 31, 2006 and 2007, respectively.  Cash from financing activities increased from a use of $9 million to a source of $159 million over the same comparative periods.

    Cash provided by operations was $59 million during the year ended December 31, 2007, while cash provided by operations was $86 million in the year ended December 31, 2006.  This decrease was, in large part, due to the timing of certain payments in the Commercial and Clinical segments, as well as timing of acquisition-related liabilities and our derivative instruments, which are now in an out-of market position as opposed to the in-the market position in 2006 due to changes in the interest rates over these respective periods.  The derivative instruments are expected to zero at the end of the respective derivative instrument agreements, as further explained in Note 11.

    Cash used in investing activities increased by $176 million from $70 million to $246 million for the years ended December 31, 2006 and 2007, respectively.  The Company paid $61 million for the 2006 acquisitions of Adheris, JSAI, Synergos, MedConference and DialogCoach, while spending $170 million for the 2007 acquisitions of Ignite, Chamberlain, Strategyx, Addison Whitney, Advogent, CCA, AWAC and Liedler.   The Company also paid $8 million in acquisition earnouts in 2006, while paying $24 million in acquisition earnouts in 2007.  As of December 31, 2007, the Company had $45 million invested in the Columbia Strategic Cash Portfolio ("CSCP"), which is classified as restricted cash and marketable securities on the December 31, 2007 Balance Sheet.  During December 2007, the Company recorded $0.8 million relating to an impairment of the Company's investment in CSCP, which held certain complex asset-backed securities.  As of February 27, 2008, the CSCP balance was approximately $30 million as a result of some liquidation of the portfolio.  The remaining funds are considered short-term in nature and are expected to be distributed over the next six to 12 months.  With the liquidity issues experienced in global credit and capital markets, the CSCP experienced losses, partially due to the subprime market crisis.

    The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2008.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $0.8 million impairment charge does not have a material impact on the company's liquidity or financial flexibility.

    On February 27, 2008, we entered into an unsecured credit facility (the "Blue Ridge facility") with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A., to allow us to separately borrow up to the current balance remaining in the CSCP, which, at the date of agreement, was approximately $30 million.  We have not borrowed any funds under this credit facility.  The Blue Ridge facility provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the CSCP and December 1, 2008.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the CSCP, and distributions from the CSCP must be applied to reduce the outstanding principal balance under the facility.  Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.

    Cash from financing activities increased from a use of $9 million to a source of $159 million over the same comparative periods, mainly due to the Company’s Amended and Restated Credit Agreement, resulting in a $166 million net cash inflow, as more fully described below.

    Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition.  On July 6, 2007, we amended this credit facility and in connection therewith entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and the other lenders party to the credit facility.  The key features of the Amended and Restated Credit Agreement are as follows:

•	A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to

•	refinance the existing October 2005 credit facility, which had a remaining balance of $164 million, and

•	fund the acquisitions of CCA and AWAC and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

The credit agreement also included up to $20 million in additional term loans (“delayed draw term loans”) that was to be advanced no later than January 6, 2008.  The Company elected not to draw additional amounts under the agreement.  The agreement also contains a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement.

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

    Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. As more fully described in Part II, Item 7A below, effective September 6, 2007, we entered into a five-year swap arrangement for $165 million to hedge against the additional credit exposure under the Amended and Restated Credit Agreement.

    We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2005, 2006 and 2007 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Commitments and Contractual Obligations

    A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 – 3 years	3 -5 years	More than 5 years	Other
Long term debt obligations (a)	$457,841	$24,725	$49,448	$48,570	$335,098	$--
Capital lease obligations (b)	42,523	19,489	19,726	3,308	--	--
Operating leases (c)	90,048	18,458	29,437	21,224	20,929	--
Acquisition-related incentive (d)	9,503	9,503	--	--	--	--
Unrecognized tax benefits (e)	9,023	--	--	--	--	9,023
Total obligations	$608,938	$72,175	$98,611	$73,102	$356,027	$9,023

(a)	These future commitments represent the principal and interest payments under the $330 million term loan under our credit facility.
(b)	These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2007 but will be recorded as incurred.
(c)
Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term, as provided for in the leasing arrangements.

(d)	The former stockholders of inVentiv Communications, Inc. are contractually obligated to reimburse us for $5.0 million of this amount.
(e)	The timing of future cash outflows associated with these unrecognized tax benefits is highly uncertain and accordingly have been excluded from this table.

    The acquisition agreements entered into in connection with all of our acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effect of Inflation

    Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2007, 2006 or 2005.

Off-Balance Sheet Arrangements

    As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt Exposure

    At December 31, 2007, we had $328.4 million debt outstanding under our secured term loan as described in "Liquidity and Capital Resources" in Item 7 above.  We will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at December 31, 2007, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

 Derivative Financial Instrument

    Effective October 2005, we entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million at inception to apply a fixed interest rate against the original six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. We entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt.  At inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the interest cash flows of the hedged item. To the extent the derivatives instruments are highly effective hedges, the change in fair value of the effective portion is recorded as a component of other comprehensive income (loss). To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).

    From October 2005 to July 2006, we did not designate its original swap arrangement for hedge accounting and recorded an approximate $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset for approximately $2.9 million, which was recorded in Deposits and Other Assets on the Consolidated Balance Sheet.  The fair values of the interest rate swaps were obtained from dealer quotes.  The fair value of the swaps represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

    On July 17, 2006, we formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  We employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the year-ended December 31, 2007, the fair market value of the original derivative asset decreased by $2.1 million to a derivative liability of approximately $1.0 million.  Approximately $1.2 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $0.9 million ($0.6 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

    On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when our original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, we employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the original derivative.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2007, and as a result, $10.3 million ($6.1 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in our Consolidated Balance Sheet as of December 31, 2007.

Foreign Currency Exchange Rate Exposure

    We are not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to our consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2007, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.8 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment excludes the Ignite, Chamberlain, Strategyx, Addison Whitney, CCA, Liedler and AWAC businesses we acquired in 2007 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).  The financial statements of these acquired businesses constitute 23% and 8% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. Deloitte & Touche LLP has issued its report, which is part of its report set forth below, on our management's assessment of the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of inVentiv Health, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of inVentiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15 (a).  We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Ignite, Chamberlain, Strategyx, Addison Whitney, CCA, Liedler and AWAC which were acquired in 2007, and whose financial statements reflect total assets and revenues constituting 23% and 8% of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at the aforementioned Ignite, Chamberlain, Strategyx, Addison Whitney, CCA, Liedler and AWAC.  The Company's management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of inVentiv Health, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
February 28, 2008

INVENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and equivalents	$50,973	$79,835
Restricted cash and marketable securities	47,164	50
Accounts receivable, net of allowances for doubtful accounts of $3,098 and $3,583 at
December 31, 2007 and 2006, respectively	162,198	124,283
Unbilled services	89,384	75,691
Prepaid expenses and other current assets	19,836	8,524
Current deferred tax assets	4,279	834
Total current assets	373,834	289,217

Property and equipment, net	54,740	43,380
Equity investments	309	5,076
Goodwill	383,714	266,827
Other intangibles, net	281,122	152,637
Deposits and other assets	17,137	13,917
Total assets	$1,110,856	$771,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$17,464	$11,708
Current portion of long-term debt	3,300	1,667
Accrued payroll, accounts payable and accrued expenses	138,708	123,175
Current income tax liabilities	6,814	1,475
Client advances and unearned revenue	76,696	64,508
Total current liabilities	242,982	202,533

Capital lease obligations, net of current portion	20,945	21,800
Long-term debt	325,050	162,917
Non-current income tax liabilities	7,323	--
Deferred tax liabilities	13,164	6,756
Other non-current liabilities	23,766	18,471
Total liabilities	633,230	412,477

Commitments and contingencies

Minority interests	160	115

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2007 and 2006, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 32,325,109 and 29,975,710
Shares issued and outstanding at December 31, 2007 and 2006, respectively	32	30
Additional paid-in-capital	362,116	284,331
Accumulated other comprehensive losses	(6,493)	(226)
Accumulated earnings	121,811	74,327
Total stockholders’ equity	477,466	358,462

Total liabilities and stockholders’ equity	$1,110,856	$771,054

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Net Revenues	$796,659	$631,620	$467,013
Reimbursable out-of-pockets	180,641	134,625	89,299
Revenues	977,300	766,245	556,312
Operating expenses:
Cost of services	498,106	410,184	327,648
Reimbursed out-of-pocket expenses	183,456	136,565	89,377
Selling, general and administrative expenses	200,945	141,418	79,313
Total operating expenses	882,507	688,167	496,338
Operating income	94,793	78,078	59,974
Interest expense	(20,717)	(11,361)	(3,955)
Interest income	3,039	2,694	1,409
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	77,115	69,411	57,428
Income tax provision	(29,401)	(19,166)	(14,229)
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	47,714	50,245	43,199
Minority interest in income of subsidiary	(1,070)	(1,207)	(224)
Income from equity investments	582	160	107
Income from continuing operations	47,226	49,198	43,082

Income from discontinued operations:
Gains on disposals of discontinued operations, net of tax (expense) benefit of $(131), $749 and ($442) for the years ended December 31, 2007, 2006 and 2005, respectively	258	2,037	781
Income from discontinued operations	258	2,037	781

Net income	$47,484	$51,235	$43,863

Earnings per share:
Continuing operations:
Basic	$1.50	$1.69	$1.60
Diluted	$1.46	$1.64	$1.53
Discontinued operations:
Basic	$0.00	$0.07	$0.03
Diluted	$0.01	$0.06	$0.03
Net income:
Basic	$1.50	$1.76	$1.63
Diluted	$1.47	$1.70	$1.56
Weighted average common shares outstanding:
Basic	31,578	29,159	26,875
Diluted	32,267	30,058	28,165

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated earnings (deficit)	Deferred Compen- Sation	Compre-hensive Income (Losses)	Accumulated Other Comprehen-sive Income (Losses)	Total
Balance at January 1, 2005	$26	$193,061	$(20,543)	$(420)		$320	172,444
Net income	--	--	43,863	--	$43,863	--	43,863
Foreign currency translation Adjustment	--	--	--	--	(99)	(99)	(99)
					$43,764
Vesting of restricted shares	--	--	--	694		--	694
Compensation expense	--	435	--	--		--	435
Exercise of stock options	1	6,831	--	--		--	6,832
Issuance of restricted shares	--	3,858	--	(3,858)		--	--
Cancellation of restricted shares	--	(21)	--	21		--	--
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	9,772	--	--		--	9,772
Issuance of shares in connection with acquisitions	1	19,505	--	--		--	19,506
Cash distribution TSP	--	--	(228)	--		--	(228)
Balance at December 31, 2005	28	233,441	23,092	(3,563)		221	253,219
Net income	--	--	51,235	--	$51,235	--	51,235
Foreign currency translation Adjustment	--	--	--	--	225	225	225
Net change in effective portion of derivative, net of taxes	--	--	--	--	(672)	(672)	(672)
					$50,788
Reclassification of unvested restricted shares to additional paid in capital	--	(3,563)	--	3,563		--	--
Vesting of restricted shares	--	3,089	--	--		--	3,089
Withhold shares for taxes	--	(190)	--	--		--	(190)
Consultant compensation	--	728	--	--		--	728
Exercise of stock options	1	6,525	--	--		--	6,526
Stock option expense	--	4,450	--	--		--	4,450
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	8,959	--	--		--	8,959
Issuance of shares in connection with acquisitions	1	30,892	--	--		--	30,893
Balance at December 31, 2006	30	284,331	74,327	--		(226)	358,462
Net income			47,484		47,484		47,484
Foreign currency translation Adjustment					396	396	396
Net change in effective portion of derivative, net of taxes					(6,663)	(6,663)	(6,663)
					41,217
Vesting of restricted shares		5,222					5,222
Withhold shares for taxes		(873)					(873)
Consultant compensation		796					796
Exercise of stock options	1	6,908					6,909
Stock option expense		4,494					4,494
Tax benefit from exercise of employee stock options and vesting of restricted stock		8,066					8,066
Issuance of shares in connection with acquisitions	1	53,172					53,173
Balance at December 31, 2007	32	$362,116	$121,811	--		$(6,493)	$477,466

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$47,484	$51,235	$43,863
Income from discontinued operations	(258)	(2,037)	(781)
Income from continuing operations	47,226	49,198	$43,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,169	15,130	15,491
Amortization	10,939	5,610	1,934
Income from equity investments	(582)	(160)	(107)
Minority interest in income of subsidiary	1,070	1,207	224
Fair market value adjustment on derivative financial instrument	1,218	(2,069)	(269)
Deferred taxes	(6,384)	13,379	4,352
Impairment of marketable securities	841	--	--
Stock compensation expense	9,716	7,539	694
Tax benefit from stock option exercises and vesting of restricted shares	9,801	9,831	9,772
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(12,765)	2,257	(20,204)
Unbilled services	(10,508)	(32,576)	10,348
Prepaid expenses and other current assets	(8,673)	(197)	6,521
Accrued payroll, accounts payable and accrued expenses	(3,472)	7,154	(6,401)
Net tax liabilities	10,928	(6,754)	(4,754)
Client advances and unearned revenue	3,186	21,715	(8,186)
Excess tax benefits from stock based compensation	(7,928)	(8,641)	--
Other	(3,893)	2,403	3,757
Net cash provided by continuing operations	58,889	85,026	56,254
Net cash (used in) provided by discontinued operations	(221)	624	(951)
Net cash provided by operating activities	58,668	85,650	55,303

Cash flows from investing activities:
Restricted cash balances and marketable securities	(46,343)	3,828	(1,332)
Investment in cash value of life insurance policies	(2,440)	(2,911)	(1,382)
Cash paid for acquisitions, net of cash acquired	(169,739)	(61,461)	(187,002)
Acquisition earn-out payments	(23,556)	(8,267)	(5,181)
Equity investments	37	267	(115)
Purchases of property and equipment	(10,446)	(6,704)	(5,936)
Proceeds from manufacturers rebates on leased vehicles	5,574	3,630	3,093
Net cash used in continuing operations	(246,913)	(71,618)	(197,855)
Net cash provided by discontinued operations	479	1,413	1,732
Net cash used in investing activities	(246,434)	(70,205)	(196,123)

Cash flows from financing activities:
Borrowings on credit agreement	166,250	--	175,000
Repayments on credit agreement	(2,484)	(9,979)	(437)
Repayments of capital lease obligations	(15,538)	(12,948)	(14,624)
Fees to establish credit agreement	(2,154)	--	(3,330)
Withholding shares for taxes	(873)	(190)	--
Proceeds from exercise of stock options	6,908	6,525	6,831
Excess tax benefits from stock-based compensation	7,928	8,641	--
Distributions to minority interests in affiliated partnership	(1,216)	(1,087)	(228)
Net cash provided by (used in) continuing operations	158,821	(9,038)	163,212
Net cash provided by discontinued operations	--	--	--
Net cash provided by (used in) financing activities	158,821	(9,038)	163,212

Effect of exchange rate changes	83	326	(99)

Net (decrease) increase in cash and equivalents	(28,862)	6,733	22,293
Cash and equivalents, beginning of year	79,835	73,102	50,809
Cash and equivalents, end of year	$50,973	$79,835	$73,102

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,549	$12,798	$4,090
Cash paid for income taxes	$17,972	$8,077	$5,296
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$13,532	$21,871	$10,845
Stock issuance related to acquisitions	$53,173	$30,893	$19,506

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market. The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis that permits the Company to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions.  The Company provides services to over 325 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure.  In August 2007, the Company added a fourth operating segment, inVentiv Patient Outcomes, for financial reporting purposes.  This new segment more closely links the Company's various patient-oriented business units.  The Company also realigned some of its divisions to reflect the new segment reporting, which is reflected in the Company's consolidated balance sheets as of December 31, 2007 and December 31, 2006, the consolidated income statements of the Company for the years ended December 31, 2007, 2006 and 2005 and the consolidated cash flows for the years ended December 31, 2007, 2006 and 2005.  See Note 18, Segment Information, for further details.

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2007:

•
inVentiv Clinical, which provides professional resourcing and services to the pharmaceutical, biotech and device companies.   Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.    inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP ("Synergos")).

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates ("JSAI"), Ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”) and AWAC LLC ("AWAC").

The Company’s services are designed to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.  For third party administrators and other payors, the Company provides a variety of services that enhance savings and improve patient outcomes, including opportunities to address billing errors, additional discounts and treatment protocols for patients.

2.  Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 53% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  Our continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes.  All significant intercompany transactions have been eliminated in consolidation.  In December 2007, the Company increased its investment interest from 44% to 85% in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.  The Company accounted for Liedler as an equity investment until the acquisition date, and then included its results in our consolidated results thereafter.

    As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which is accounted for by using the equity method of accounting.
Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments. These accounts are stated at cost, which approximates market value, and have original maturities of three months or less.  See footnote 5 for a description of restricted cash balances and marketable securities.

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

•	Public Relations- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

•
Branding- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts; and revenues for certain contracts are recorded based on completed contract method.

•	Interactive Communications- Revenues are recognized and recorded under the proportional performance method based on services performed.

•	Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or when milestones are achieved, depending on the terms of the specific contracts.

inVentiv Commercial

•
inVentiv Pharma Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, a “deployment phase”, typically three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Promotion phase” in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians referred to as “detailing”.

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

•	Recruiting- Revenues are recognized based on placement of candidates.

•	Professional Development and Training- Revenues are generally recognized and recorded as training courses are completed.

•
Regulatory Compliance Services- Regulatory compliance revenues for both fixed fees services and fees for specific compliance related services are recognized and recorded when monthly services are performed.

•	Non-Personal Promotion- Revenues are recognized and recorded based on time incurred and fulfillment requirements in accordance with the terms of the contracts.

•	Virtual Event Services- Revenues are recognized based on the frequency and upon completion of live events.

•	Sales Force Automation/Data Analysis- Majority of revenues are recognized based on straight-line basis. For certain analytics projects, revenues are recognized upon completion.

•
Planning and Analytics- Revenues for Health Products Research ("HPR") generally include fixed fees, which are recognized and recorded when monthly services are performed based on the proportional performance method and when payment is reasonably assured.  HPR’s initial contracts typically range from one month to one year.  Revenues for additional services are recognized and recorded when the services are provided and payment is reasonably assured.

•
Strategic Consulting- For most contracts, revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.  Certain contracts are also recorded based on the proportional performance method.

•	Consulting and Contract Marketing- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.

inVentiv Patient Outcomes

•	Patient Pharmaceutical Compliance Programs- Revenues are mainly recognized based on the volume of correspondence sent to patients.

•	Patient Support Programs- Patient assistance programs revenues depend on the number of patients served and are recognized and recorded as each service is performed.

•
Clinical Nurse Educator Programs- Revenues are mainly recognized based on a straight line basis based on the size of the nurse team.  Certain contracts are recognized on a fee-for-service basis as services are rendered.

•
Medical Cost Containment and Consulting Solutions- The majority of revenues are mainly recognized on a completed contract basis, based on an analysis of claims as a percentage of savings realized by our clients.  Certain services are performed on a fee-for-services basis and recognized when the service is rendered.

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

Loss Contracts
The Company periodically analyzes its contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.  The Company did not have any material loss contracts in 2007, 2006 or 2005.

Billing
Customers are invoiced according to agreed upon billing terms.  Contracts that are invoiced prior to performance of related services are recorded as client advances and unearned revenue and are not recognized as revenues until earned, in accordance with our revenue recognition policies.  Amounts earned for revenues recognized before the agreed upon invoicing terms have been met are recorded as revenue and included in unbilled services. Upon billing, these amounts are transferred to billed accounts receivable.

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

 Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  The Company applied aggregation criteria consistent with the definitions under SFAS 142 as well as the related guidance in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information for purposes of aggregating the Company’s reporting units in goodwill impairment testing.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first step screens for potential impairment, and the second step measures the amount of impairment, if any.  The Company calculates the fair value of the goodwill and indefinite-lived intangible asset and compares this to its carrying value.  If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If the Company deems the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, the Company amortizes the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and the Company continues to review for impairment on an annual basis.

The Company performed annual impairment tests as of June 30, 2007 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2007, based on various factors, including updated forecasts and the current condition of the Company.  As of December 31, 2007, the Company had goodwill of approximately $383.7 million and other intangibles (net) of $281.1 million in the Consolidated Balance Sheet.

Impairment of Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting standards for the impairment of long-lived assets.  The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.  There were no impairment losses in 2007, 2006 or 2005.

Claims and Insurance Accruals

The Company maintains self-insured retention limits for certain insurance policies.  The liabilities associated with the risk retained by us are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions, which have been consistently applied. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the Company’s actual costs differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$47,226	$49,198	$43,082
Weighted average number of common shares outstanding	31,578	29,159	26,875
Basic EPS from continuing operations	$1.50	$1.69	$1.60

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$47,226	$49,198	$43,082
Adjustments	--	--	--
Adjusted income from continuing operations	$47,226	$49,198	$43,082

Weighted average number of common shares outstanding	31,578	29,159	26,875
Stock options (1)	497	780	1,265
Restricted awards (2)	192	119	25
Total diluted common shares outstanding	32,267	30,058	28,165

Diluted EPS from continuing operations	$1.46	$1.64	$1.53

(1)
For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, 145,510 shares, 362,479 shares and 55,911 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2)
For the years ended December 31, 2007, December 31, 2006 and December 31, 2005, negligible shares, 7,336 shares and 9,770 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

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

Foreign Currency Translations

    The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in its foreign business units, which are not material to its consolidated financial statements.  The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of the Company’s subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2007, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.8 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

Use of Estimates

    The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include certain amounts that are based on management's best estimates and judgments.  Estimates are used in determining items such as revenue recognition, reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax valuation, fair value of marketable securities, claims and insurance accruals, derivative financial instruments, stock based compensation and amounts recorded for contingencies and other reserves.  Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.  The Company is not aware of reasonably likely events or circumstances that would result in different amounts being reported that would have a material impact on its consolidated results of operations or consolidated financial condition.

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

    The adoption of SFAS 123R resulted in stock-based compensation expense for the years ended December 31, 2007 and 2006 of $9.7 million and $7.5 million, respectively, of which $2.4 million for both years were recorded in cost of services and $7.3 million and $5.1 million recorded as Selling, General and Administrative expenses (“SG&A”), respectively.  The stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $9.7 million and $7.5 million for the years ended December 31, 2007 and 2006, respectively, net income to decrease by $5.7 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively, and basic and diluted earnings per share to decrease by $0.18 per share and $0.15 per share for the years ended December 31, 2007 and 2006, respectively.

    Cash provided by financing activities increased by $7.9 million and $8.6 million for the years ended December 31, 2007 and 2006, respectively, related to excess tax benefits from the exercise of stock-based awards.

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

    In March 2005, the SEC issued SAB No. 107 (“SAB 107”) that provides additional guidance in applying the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SAB 107 describes the SEC staff's expectations in determining the assumptions that underlie fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance.  For the year ended December 31, 2007, the company has elected to use the simplified method of determining the expected term as permitted by SAB 107.

Recent Accounting Pronouncements

    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective January 1, 2009.  We are currently evaluating the impact of this standard on our Consolidated Financial Statements; however, this is mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective January 1, 2009.  We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company has evaluated the provisions of SFAS 159, did not elect early adoption of eligible assets and liabilities of SFAS 159 and does not expect the issuance of SFAS 159 to have a material effect on our consolidated balance sheets, results of operations and cash flows.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008.  The Company has evaluated the provisions of SFAS 157 and does not expect the issuance of SFAS 157 to have a material effect on our consolidated balance sheets, results of operations and cash flows.

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

3.  Acquisitions:

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

    CCA - In July 2007, the Company completed the acquisition of CCA, for approximately $69.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on CCA’s performance measurements during 2007 through 2010.  CCA is headquartered in New York and is one of the largest healthcare-focused public relations firms in the world.  CCA includes agencies organized and operating in the United States, the United Kingdom and France.  CCA’s financial results were included in the consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to December 31, 2007.

    AWAC - In July 2007, the Company completed the acquisition of AWAC for approximately $76.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on AWAC’s performance measurements during 2007 through 2010.  AWAC is based in Georgia and is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators, ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters and insurance carriers.  The AWAC acquisition included the business assets of AWAC.MD, Inc. as well as Innovative Health Strategies, Inc. and iProcert, LLC, which were acquired as entities.  Innovative Health Strategies, Inc. and iProcert, LLC were subsequently dissolved and their business operations consolidated with the AWAC.MD business operations.  AWAC’s financial results were included in the consolidated financial statements within the inVentiv Patient Outcomes segment from the acquisition date to December 31, 2007.

    Addison Whitney - In June 2007, the Company completed the acquisition of the net assets of Addison Whitney, Inc. for approximately $18.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Addison Whitney’s performance measurements during 2007 through 2010.  Addison Whitney is based in North Carolina, and specializes in global branding consultancy that focuses on creating unique corporate and product brands.  Addison Whitney’s financial results were included in the consolidated financial statements within the inVentiv Communications’ segment from the acquisition date to December 31, 2007.

    Strategyx - In June 2007, the Company completed the acquisition of Strategyx for approximately $9.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Strategyx’s performance measurements during 2007 through 2010.  Strategyx is based in Somerville, New Jersey, and specializes in global strategic consulting.  Strategyx’s financial results were included in the consolidated financial statements within the inVentiv Commercial segment from the acquisition date to December 31, 2007.

    Ignite - In March 2007, the Company completed the acquisition of the assets of ignite comm.net and Incendia Health, Inc. (including its Incendia Health Studios brand of services, which is now operated as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010.  Ignite is based in Irvine, California, and specializes in medical advertising and interactive communications targeting patients and caregivers. Ignite’s financial results were included in the consolidated financial statements within the inVentiv Communications segment from the acquisition date to December 31, 2007.

    Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results were included in the consolidated financial statements within the Communications’ segment from the acquisition date to December 31, 2007.

    MedConference - In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”)for approximately $8.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on MedConference's performance measurements during 2006 through 2008.  The amount accrued at December 31, 2006, and paid in 2007, with respect to MedConference for the 2006 earnout was approximately $1.6 million in cash and stock.  MedConference did not achieve the initial earnout threshold for 2007 and thus, no amount was accrued.  The results of MedConference have been reflected in the inVentiv Commercial segment since the date of its acquisition.

    DialogCoach - In November 2006, the Company completed the acquisition of the net assets of American Speakers Education Research and Training, L.L.C. and DialogCoach LLC (collectively, “DialogCoach”) for approximately $5.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  DialogCoach, based in Coopersburg, PA, is an education and training company focused on customized solutions in specialty markets and building training and educational programs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on DialogCoach's performance measurements during 2006 through 2008.  DialogCoach did not achieve the initial earnout threshold for 2006 and 2007 and thus, no amount was accrued.  The results of DialogCoach have been reflected in the inVentiv Commercial segment since the date of its acquisition.

    Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Synergos’s performance measurements during 2006 and 2007.  The amount accrued at December 31, 2006, and paid in 2007, with respect to Synergos for the 2006 earnout, was approximately $0.8 million in cash and stock.  The amount accrued at December 31, 2007 for the 2007 earnout was approximately $0.9 million in cash and stock.  The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition.

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

    Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008.  Adheris’s 2006 earnout of approximately $7.7 million in cash and stock, of which $7.9 million was accrued at December 31, 2006, was paid in 2007.   The portion adjusted in the subsequent year mainly relates to the finalization of the earn-out for the previous year, as allowed under the contract.  The amount accrued at December 31, 2007 for the 2007 earnout was approximately $15.3 million in cash and stock.  The results of Adheris were reflected in the inVentiv Communications segment from the date of its acquisition until June 30, 2007.  Adheris was transferred from the inVentiv Communications segment to the inVentiv Patient Outcomes segment following the acquisition of AWAC and the concomitant revision of our segment reporting analysis.

    inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs.  To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, which was amended and restated on July 6, 2007, as more fully described in Note 8.  The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007.  inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006.  inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007.  The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract.  The amount accrued at December 31, 2007 for the 2007 earnout was approximately $21.8 million in cash and stock.   The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

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

4.  Significant Clients:

    During the years ended December 31, 2007 and 2006, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across its inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

5.  Restricted Cash and Marketable Securities:

    As part of the acquisition of CCA, there were approximately $1.7 million of restricted cash, of which $0.3 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are now reflected in the inVentiv Communications segment.  The beneficiary has not drawn on the $0.3 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at December 31, 2007.

    The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.2 million and $0.1 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at December 31, 2007 and 2006, respectively.

    As of December 31, 2007, the Company had $45.3 million invested in the CSCP, which is classified as restricted cash and marketable securities on the December 31, 2007 Balance Sheet.  During December 2007, the Company recorded $0.8 million relating to an impairment of the Company's investment in the Columbia Strategic Cash Portfolio (“CSCP”), which held certain complex asset-backed securities.  As of February 27, 2008, the CSCP balance was approximately $30 million as a result of some liquidation of the portfolio.  The remaining funds are considered short-term in nature and are expected to be distributed over the next six to 12 months.  Consistent with the company's investment policy guidelines, the vast majority of CSCP investments held by the company had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the CSCP experienced losses, partially due to the subprime market crisis.

    The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2008.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $0.8 million impairment charge does not have a material impact on the company's liquidity or financial flexibility.

    On February 27, 2008, we entered into an unsecured credit facility (the "Blue Ridge facility") with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A., to allow the Company to separately borrow up to the current balance remaining in the CSCP.   We have not borrowed any funds under this credit facility.  The Blue Ridge facility provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the CSCP and December 1, 2008.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the CSCP, and distributions from the CSCP must be applied to reduce the outstanding principal balance under the facility.  Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.

6.  Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
	2007	2006
	(in thousands)
Land	$---	$---
Buildings and leasehold improvements	12,352	7,513
Computer equipment and software	28,072	23,061
Vehicles	37,638	35,965
Furniture and fixtures	6,741	4,743
	84,803	71,282
Accumulated depreciation	(30,063)	(27,902)
	$54,740	$43,380

    The vehicles have been recorded under the provisions of a capital lease. The inVentiv Commercial segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

    Depreciation expense of property and equipment totaled $18.2 million, $15.1 million and $15.5 million in 2007, 2006 and 2005, respectively. In 2006, 2005, and 2004 inVentiv recorded $10.5 million, $8.7 million and $10.5 million of depreciation, respectively, on vehicles under capital lease.

7.  Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2007	Acquisitions		Contingent(1) Consideration	December 31, 2007
inVentiv Clinical	$55,742	$12		$1,190	$56,944
inVentiv Communications	112,928	53,674	(2)	24,356	190,958
inVentiv Commercial	40,366	5,141		266	45,773
inVentiv Patient Outcomes	57,791	16,656		15,592	90,039
Total	$266,827	$75,483		$41,404	$383,714

(1)	The contingent consideration represents adjustments relating to the finalization of the 2006 earnouts as well as 2007 earnouts that are subject to finalization. (see Note 3 for further details).
(2)
The Company has not yet finalized the valuation of the Liedler acquisition, which was completed on December 28, 2007.  Under SFAS 141, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  The Company expects to complete the valuation and allocate the goodwill to identifiable intangibles prior to June 30, 2008.

Other intangible assets consist of the following:

	December 31, 2007			December 31, 2006
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$105,537	$(15,946)	$89,591	$59,987	$(7,240)	$52,747
Technology	37,940	(1,714)	36,226	2,340	(119)	2,221
Noncompete agreement	880	(617)	263	880	(372)	508
Tradenames subject to amortization	1,211	(277)	934	911	(66)	845
Other	1,234	(386)	848	260	(204)	56
Total definite-life intangibles	146,802	(18,940)	127,862	64,378	(8,001)	56,377
Tradenames not subject to amortization (1)	153,260	--	153,260	96,260	--	96,260
Total other intangibles (2)	$300,062	$(18,940)	$281,122	$160,638	$(8,001)	$152,637

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $139.4 million increase in total gross other intangibles arises from 2007 acquisitions.

The Company’s acquisitions have resulted in approximately $363.1 million of goodwill and the following gross intangible assets:

(in thousands) Intangible asset	Amount	Weighted average amortization period
Tradename	$154,471	(1)
Customer relationships	105,537	10.8 years
Technology	37,940	14.5 years
Noncompete agreement	880	4.1 years
Other	974	3.5 years
Total	$299,802	(2)

(1)	$1.2 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 5.3 years.
(2)	Excludes $0.3 million of a definite-life intangible asset established prior to the 2004-2007 acquisitions.

    Amortization expense, based on intangibles subject to amortization held at December 31, 2007, is expected to be $13.9 million in 2008, $13.5 million in 2009, $13.1 million in 2010, $12.6 million in 2011, $12.2 million in 2012 and $62.6 million thereafter.

    As more fully described in Note 2, the Company performed its annual impairment tests as of June 30, 2007 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired and continue to maintain this position as of December 31, 2007, based on various factors, including updated forecasts and the current condition of the Company.

8.  Debt:

    On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans ("delayed draw term loans") that may be advanced no later than January 6, 2008, which we elected to not draw, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty.  The Credit Agreement was used to:

•	amend the existing October 2005 credit facility, with a remaining balance of $164 million, and

•
enter into a new $166 million loan to help fund the acquisitions of Chandler Chicco Agency and AWAC, and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

    The term loan will mature on the seventh anniversary of the Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the Credit Agreement. Amounts advanced under the Credit Agreement must be prepaid with a percentage, determined based on a leverage test set forth in the Credit Agreement, of Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain non-ordinary course asset sales, certain issuances of debt obligations and 50% of certain issuances of equity securities of inVentiv and its subsidiaries, subject to certain exceptions. inVentiv may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the Credit Agreement in respect of term loans  that are repaid or prepaid may not be reborrowed. Amounts borrowed under the Credit Agreement in respect of revolving loans may be paid or prepaid and reborrowed.

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

    The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of December 31, 2007 and December 31, 2006 was 4.70% and 5.36%, respectively.  As disclosed in Note 11, the Company has two derivative financial instruments, totaling $330 million, to hedge against the new $330 million term loan facility.

    The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $4.3 million and $2.7 million and are included in Deposits and Other Assets on the balance sheet as of December 31, 2007 and 2006, respectively.

    The following table displays the required future commitment of the principal payment on the loan:

Years Ending December 31,
2008	$3,300
2009	3,300
2010	3,300
2011	3,300
2012	3,300
Thereafter	311,850
Total minimum payments	$328,350

9.  Accrued Payroll, Accounts Payable and Accrued Expenses:

    Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued payroll and related employee benefits	$31,187	$28,411
Accounts payable	17,873	11,867
Accrued media liability	8,509	10,632
Accrued insurance	5,198	4,604
Accrued commissions	5,013	4,359
Accrued professional fees	2,867	2,597
Accrued meeting fees	836	1,154
Contingent consideration from acquisitions	52,862	44,049
Accrued expenses	14,363	15,502
	$138,708	$123,175

10. Leases:

    The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The operating leases are expensed on a straight-line basis and may include certain renewal options and escalation clauses.

    The following is a schedule of future minimum lease payments for these operating leases at December 31, 2007 (in thousands):

Years Ending December 31,
2008	$18,458
2009	16,053
2010	13,384
2011	12,422
2012	8,802
Thereafter	20,929
Total minimum lease payments	$90,048

    Rental expense charged to operations was approximately $13.0 million, $8.7 million and $5.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  In February 2003, the Company started to receive sublease payments for one of its facilities, which was formerly occupied by one of its divested units.  In 2007, 2006 and 2005, approximately $1.5 million, $1.5 million and $0.9 million, respectively, of sublease income was received and offset against the obligation. The Company expects to collect an additional $0.4 million through the contract expiration in March 2008.

    The Company also has commitments under capital leases.  The following is a schedule of future minimum lease payments for these capital leases at December 31, 2007 (in thousands):

(a)
Years Ending December 31,
2008	$19,489
2009	11,694
2010	8,032
2011	3,301
2012	7
Total minimum lease payments	42,523
Amount representing interest and management fees	(4,114)
38,409
Current portion	(17,464)
Non-current lease obligations	$20,945

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2007 but will be recorded as incurred.

11.  Derivative Financial Instruments:

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

    On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the year-ended December 31, 2007, the fair market value of the original derivative asset decreased by $2.1 million to a derivative liability of approximately $1.0 million.  Approximately $1.2 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $0.9 million ($0.6 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

    On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the original derivative.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2007, and as a result, $10.3 million ($6.1 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2007.  Based on current assumptions regarding the interest rate environment and other market conditions at December 31, 2007, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $2.9 million, of which $1.5 million will be included as part of our fixed interest on the loan for 2008.

12.  Commitments and Contingencies:

    The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.  We do not believe that any action will have a material adverse effect on us.

    Weisz v. Alberstons, Inc. (San Diego Superior Court Case No. GIC 830069):  This action was filed on May 17, 2004 in San Diego Superior Court, California by Utility Consumer Action Network against Albertsons, Inc. and its affiliated drug store chains and seventeen pharmaceutical companies.  This complaint alleged, among other claims, violation of the California Unfair Competition Law and the California Confidentiality of Medical Information Act (“CMIA”) arising from the operation of manufacturer-sponsored, pharmacy-based compliance programs similar to Adheris’ refill reminder programs.  An amended complaint was filed on November 4, 2004 adding Adheris as a defendant to the lawsuit.  A subsequent amendment to the complaint substituted Plaintiff Kimberly Weisz (“Plaintiff”) as the class representative to this purported class action.

    After several rounds of pleading challenges to Plaintiff’s various renditions of the complaint, all but one pharmaceutical manufacturing company, AstraZeneca, LP, were dismissed from the case, leaving only Albertsons, Inc., Adheris, and AstraZeneca as the remaining defendants (“Defendants”) in this action.  In the latest pleading challenge to Plaintiff’s Fifth Amended Complaint, the remaining defendants were successful in eliminating a number of claims, including fraud-based and breach of privacy claims.  Defendants also successfully moved to strike Plaintiff’s class allegations as improper.  The operative Sixth Amended Complaint, which was filed on January 6, 2008, alleges five causes of action against Defendants.  Only three of these claims – violation of the CMIA, breach of fiduciary duty, and unjust enrichment – are alleged against Adheris.  Adheris intends to continue to defend this action vigorously, and the Company does not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our consolidated balance sheets, results of operations or cash flows.

    Our insurer, AIG, is defending this action under reservation of rights.

    Indemnification Claim.  In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer.   The lawsuit seeks class action certification and brings claims against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer bases its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS has declined to indemnify the customer and if claims are asserted against PRS, PRS intends to defend such claims vigorously.

    Other Claims.  We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain such claims have been filed or are pending against us.  All such matters are of a kind routinely experienced in our business and are consistent with our historical experience.  We do not believe that any such routine action will have a material adverse effect on us.

    Acquistion-Related Incentive Plan. Pursuant to the acquisition of inVentiv Communications, Inc., the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15.0 million liability) on inVentiv Communications, Inc.’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The first $5.0 million of this obligation is to be paid by or for the account of the former shareholders of inVentiv Communications, Inc.; as such, this amount was recorded as a short-term receivable from the former shareholders.  The Company has monitored these performance thresholds on a quarterly basis.  At December 31, 2006, as a result of new business and the strengthened outlook for inVentiv Communications, Inc.’s business during 2006, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies.  Effective December 31, 2007, the Company revised certain aspects of the Acquisition-Related Incentive Plan (see Item 9B, "Other Information," and Exhibit 10.20).  At December 31, 2007, the Company reversed approximately $1.5 million of the $11.0 million accrual based on inVentiv Communications, Inc.,’s final results of the three-year performance period from 2005 to 2007.

13.  Common Stock and Stock Incentive Plans:

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

    As of December 31, 2007, the Company had shares reserved for potential future issuance under the Stock Plan of 2,065,741. The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

    The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	4,208	$8.39	6.70	$50,149
Granted and assumed	175	24.41
Exercised	(1,282)	5.33
Forfeited/expired/cancelled	(130)	12.54
Outstanding at December 31, 2005	2,971	$10.47	6.32	$39,401
Granted and assumed	366	26.34
Exercised	(971)	6.72
Forfeited/expired/cancelled	(172)	14.75
Outstanding at December 31, 2006	2,194	$14.43	7.24	$45,900
Granted and assumed	172	$35.75
Exercised	(783)	$8.82
Forfeited/expired/cancelled	(77)	$21.20
Outstanding at December 31, 2007	1,506	$19.43	6.86	$18,121
Vested and expected to vest at December 31, 2007	1,432	$19.09	6.80	$17,680

Options exercisable at December 31, 2005	1,470	$7.82	5.43	$23,239
Options exercisable at December 31, 2006	1,246	$9.82	6.41	$31,813
Options exercisable at December 31, 2007	853	$14.59	5.99	$13,963

    The weighted-average grant-date fair value of stock options granted was $16.62, $13.02 and $13.24 at December 31, 2007, 2006 and 2005, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $6.9 million, $6.5 million and $6.8 million, respectively.  As of December 31, 2007 and 2006, there was approximately $6.6 million and $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.2 years and 2.4 years, respectively.

    The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $8.0 million, $9.2 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

    Options outstanding and exercisable at December 31, 2007 had exercise price ranges and weighted average remaining contractual lives of:

			Outstanding Options			Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$8.06	182,699	$5.45	3.18	182,699	$5.45
$8.45	To	$15.48	126,440	$9.78	6.00	109,201	$9.23
$15.96	To	$15.96	300,000	$15.96	6.73	250,000	$15.96
$16.89	To	$17.25	175,202	$17.09	6.53	99,000	$17.08
$17.57	To	$22.87	151,561	$18.12	6.60	96,937	$17.90
$23.70	To	$26.76	208,250	$25.47	7.89	68,313	$25.84
$26.77	To	$26.77	180,000	$26.77	8.45	45,000	$26.77
$30.64	To	$30.64	24,588	$30.64	8.64	1,800	$30.64
$35.01	To	$35.01	98,851	$35.01	9.06	--	$--
$37.21	To	$37.21	57,914	$37.21	9.50	--	$--
			1,505,505			852,950

Assumptions

    The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life of option	6 yrs	5.5-6 yrs	4.78 yrs
Risk-free interest rate	4.81%	4.90%	4.27%
Expected volatility	40%	45%	63.62%
Expected dividend yield	0.00%	0.00%	0.00%

    With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during 2007 and 2006 the volatility remains at a range of 39-40%.  For the year ended December 31, 2007 the Company elected to use the simplified method of determining the expected term as permitted by SAB 107 and the range of the expected term remained unchanged at 5.5 to 6 years.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

    As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rate utilized in 2007 and 2006 was 3.91% and 3.25%.

    A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plan is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	28	$15.70
Granted	186	$20.70
Released	(5)	$8.45
Forfeited	(1)	$19.88
Nonvested at December 31, 2005	208	$20.31
Granted	401	$26.33
Released	(62)	$20.66
Forfeited	(27)	$24.67
Nonvested at December 31, 2006	520	$24.66
Granted	271	$35.37
Released	(134)	$22.96
Forfeited	(61)	$27.94
Nonvested at December 31, 2007	596	$29.41

    As of December 31, 2007 and 2006, there was approximately $12.4 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.8 years and 3.3 years, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 were $4.9 million, $1.8 million and $0.1 million, respectively.

14.  Benefit Plans:

    inVentiv Health, Inc. and certain of its subsidiaries maintain a defined contribution benefit plans.  Costs incurred by the Company related to this plan amounted to approximately $3.0 million, $2.2 million and $1.1 million for 2007, 2006 and 2005, respectively.

    On November 22, 2004, the Company adopted the Ventiv Health, Inc. Deferred Compensation Plan (the "Plan"), which was approved by its Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with inVentiv Health, Inc. or an affiliated employer participating in the Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $6.8 million and $4.2 million were included in other non-current liabilities in our Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.    The Plan does not provide for the payment of above-market interest to participants.

    To assist in the funding of the Plan obligation, we participate in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with inVentiv Health, Inc. named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy as of December 31, 2007 and 2006 were approximately $5.4 million and $2.9 million, respectively and are currently classified in Deposits and other assets on our Consolidated Balance Sheets.  In addition, approximately $1.4 million and $1.1 million as of December 31, 2007 and 2006, respectively, were invested in mutual funds and classified in other current assets on our Consolidated Balance Sheets.

15.  Income Taxes:

    Our income tax provision included the following components:

	For the Years Ended
	December 31,
	2007	2006	2005
	(in thousands)
Current:
U.S.—Federal	$25,979	$22,900	$10,854
U.S.—State and local	2,164	2,811	1,721
Foreign	433	837	--
	$28,576	$26,548	$12,575
Deferred:
U.S.—Federal	$788	$(7,183)	$1,739
U.S.—State and local	37	(77)	(85)
Foreign	0	(122)	--
	$825	$(7,382)	$1,654

Income tax provision	$29,401	$19,166	$14,229

    The provision for taxes on net income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2007	2006	2005
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign tax differences	0.1	1.0	--
State and local income taxes, net of federal tax benefit	2.9	4.5	4.6
Release of valuation allowance/ Utilization of net operating losses / other tax benefits	(0.4)	(13.1)	(15.3)
Other permanent differences	0.8	0.6	0.5
Effective tax rate	38.4%	28.0%	24.8%

    In June 2006, the Company recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it was more likely than not that this deferred tax asset would be realized.

    Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2007 and 2006, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2007	2006
Current Deferred Tax Assets:	(in thousands)
Accrued expenses	$5,501	$3,200
Deferred rent	191	410
Net operating loss carryforwards	779	136
Deferred revenue	229	377
Allowance for doubtful accounts	532	298
Other	232	300
Subtotal	7,464	4,721

Non-Current Deferred Tax Assets:
Deferred Compensation	7,568	3,128
Fair market value adjustment	5,014	493
Net Operating Loss & Foreign Tax Credit carryforwards	4,423	2,827
Fixed Assets	7,076	6,152
Other	964	195
Subtotal	25,045	12,795
Gross Deferred Tax Assets	32,509	17,516

Current Deferred Tax Liabilities:
Accrued Expenses	(1,707)	(2,595)
Other	(344)	(584)
Subtotal	(2,051)	(3,179)

Non-Current Deferred Tax Liabilities:
Property and Equipment	(6,330)	(4,688)
Intangible Assets	(27,275)	(11,402)
Other	(895)	(1,541)
Subtotal	(34,500)	(17,631)
Gross Deferred Tax Liabilities	(36,551)	(20,810)

Valuation Allowance	(4,843)	(2,628)

Net Deferred Tax Liabilities	$(8,885)	$(5,922)

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

    A capital tax loss carryover in the amount of approximately $2.1 million and $2.1 million existed at December 31, 2007 and December 31, 2006, respectively, and will expire in 2008.  A valuation allowance has been recorded against the capital loss carryovers as management believes it is more likely than not that the associated deferred tax asset will not be realized in the future.

    During 2006, a deferred tax asset in the amount of $2.3 million was established primarily related to state net operating loss carryforwards.  A valuation allowance of $1.9 million was recorded in 2006 against a portion of the state net operating loss carryforwards as management believed it was more likely than not that the associated deferred tax asset would not be realized in the future.  During 2007, the Company determined that state net operating loss carryforwards, that previously had a valuation allowance, would be realized and the benefit was reflected accordingly.  The gross amount of the state net operating losses is approximately $13.8 million and expires in varying amounts beginning in 2008 and continuing through 2026.

    The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its foreign subsidiaries.  It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them.  At December 31, 2007, the Company has not provided federal income taxes on approximately $1.0 million of earnings of foreign subsidiaries.  If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.  The Company has determined that it is not practical to compute a deferred tax liability related to these earnings.  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The amount of unrecognized tax benefit was $2.5 million as of January 1, 2007 and $6.3 million as of December 31, 2007. Included in this balance were positions that, if recognized, would affect the effective tax rate by $1.6 million as of January 1, 2007 and $1.0 million as of December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits balance at January 1, 2007	$2.5
Increase in tax positions for prior years	0
Decreases in tax positions for prior years	(0.6)
Increase in tax positions for current year	4.8
Settlements	(0.3)
Lapse of statute of limitations	(0.1)
Unrecognized tax benefits balance at December 31, 2007	$6.3

    The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of January 1, 2007 and December 31, 2007 was $1.2 million and $2.7 million respectively.

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

16.  Discontinued Operations:

    For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations, net of taxes, were $0.3 million, $2.0 million and $0.8 million, respectively.  For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations, net of taxes, mainly consisted of contingency payments due from our previously divested Germany based operations.    In addition, approximately $1.2 million of tax liability was reversed since the receivership of the previously-divested France-based unit was finalized during the fourth quarter of 2006.

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

    Several inVentiv business units provided services to Cardinal Health, Inc. ("Cardinal") during 2007.  Payments to Cardinal totaled approximately $680,000 for 2007.  Robert Walter, who is the father of R. Blane Walter, our President, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007.  R. Blane Walter and his immediate family members (including Robert Walter) and related trusts own approximately 3% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

    inVentiv's Promotech business unit purchased warehouse consulting and procurement services from South Atlantic Systems ("SAS") during 2007. The contractual arrangements with SAS, which will continue to be performed during 2008, provide for total expected payments of approximately $800,000.  Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.  The transactions between the Company and SAS were on arms'-length terms and were negotiated without Mr. Bassin's involvement.

18.  Segment Information:

    The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 2, the Company added the inVentiv Patient Outcomes segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following represents the Company’s reportable segments as of December 31, 2007:

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

The following segment information has been prepared as if our Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2005:

For the year ended December 31, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$187,240	$290,408	$410,825	$100,474	$--	$988,947
Less: Intersegment revenues	(313)	(1,295)	(10,039)	--	--	(11,647)
Reported Revenues	$186,927	$289,113	$400,786	$100,474	$--	$977,300
Depreciation and amortization	1,886	7,167	16,401	3,597	57	29,108
Interest expense	--	41	2,229	5	18,442	20,717
Interest income	93	782	94	99	1,971	3,039
Segment income (loss) (1)	$14,306	$42,725	$35,452	$18,352	$(33,720)	$77,115

For the year ended December 31, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$150,317	$208,406	$351,647	$61,944	$--	$772,314
Less: Intersegment revenues	531	1,008	4,530	--	--	6,069
Reported Revenues	149,786	207,398	347,117	61,944	--	766,245
Depreciation and amortization	1,527	3,619	13,673	1,833	88	20,740
Interest expense	--	90	1,781	5	9,485	11,361
Interest income	61	569	33	120	1,911	2,694
Segment income (loss)(1)	11,623	26,685	44,088	7,291	(20,276)	69,411

For the year ended December 31, 2005 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$113,717	$46,601	$370,944	$25,908	$--	$557,170
Less: Intersegment revenues	17	175	666	--	--	858
Reported Revenues	113,700	46,426	370,278	25,908	--	556,312
Depreciation and amortization	1,241	680	15,093	326	85	17,425
Interest expense	--	19	1,275	--	2,661	3,955
Interest income	35	42	119	--	1,213	1,409
Segment income (loss)(1)	$9,563	$5,142	$48,352	$6,454	$(12,083)	$57,428

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments

(in thousands)	December 31,
	2007	2006
Total Assets:
inVentiv Clinical	$127,426	$105,253
inVentiv Communications	513,079	324,399
inVentiv Commercial	183,787	172,260
inVentiv Patient Outcomes	198,141	105,175
Other	88,423	63,967
Total assets	$1,110,856	$771,054
.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for inVentiv for 2007 and 2006.

	2007 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$221,955	$232,434	$254,913	$267,998	$977,300
Gross profit	59,127	69,560	80,361	86,690	295,738
Income from continuing operations	10,384	7,165	14,134	15,543	47,226
Income (loss) from discontinued operations	86	92	90	(10)	258
Net income	10,470	7,257	14,224	15,533	47,484
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.34	$0.23	$0.44	$0.48	$1.50
Diluted	$0.33	$0.22	$0.43	$0.47	$1.46
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted	$0.01	$0.01	$0.00	$0.00	$0.01
Net income:
Basic	$0.34	$0.23	$0.44	$0.48	$1.50
Diluted	$0.34	$0.23	$0.43	$0.47	$1.47

	2006 Quarter Ended (b)
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$173,677	$182,979	$197,780	$211,809	$766,245
Gross profit	48,869	55,119	56,372	59,136	219,496
Income from continuing operations	10,143	19,864	10,195	8,996	49,198
Income from discontinued operations	105	1,115	49	768	2,037
Net income	10,248	20,979	10,244	9,764	51,235
Earnings per share (a)
Continuing operations:
Basic	$0.36	$0.68	$0.35	$0.30	$1.69
Diluted	$0.35	$0.66	$0.34	$0.29	$1.64
Discontinued operations:
Basic	$0.00	$0.04	$0.00	$0.03	$0.07
Diluted	$0.00	$0.03	$0.00	$0.03	$0.06
Net income (losses):
Basic	$0.36	$0.72	$0.35	$0.33	$1.76
Diluted	$0.35	$0.69	$0.34	$0.32	$1.70

(a)	limitations on the ability of our shareholders to call a special meeting of shareholders;

(b)	limitations on the ability of our shareholders to call a special meeting of shareholders;

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts (1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2007	$3,583	$9,311	$865	$10,661	$3,098
Year ended December 31, 2006	$3,979	$2,257	$145	$2,798	$3,583
Year ended December 31, 2005	$1,980	$1,404	$2,039	$1,444	$3,979
(1) Reserves acquired through acquisitions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of inVentiv's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of inVentiv’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche report for a more complete understanding of the topics presented

Evaluation of Disclosure Controls and Procedures

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K.    Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007 our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared.   Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing management's annual report on internal control over financial reporting.

    Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our Disclosure Controls will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Management’s Report on Internal Control over Financial Reporting

Management's assessment that we maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission is included under the caption Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other information.

Other Than Temporary Impairment

On December 10, 2007, the Company determined that an impairment charge was required to be recorded related to the Company's investment in the Columbia Strategic Cash Portfolio (“CSCP”) of which $0.8 million was subsequently recorded, as discussed in further detail in Management's Discussion and Analysis of Financial Position and Results of Operations.  The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The fluctuation in the CSCP's net asset value was attributable to losses experienced by CSCP on its investment portfolio that are partially due to the subprime market crisis.  As of December 31, 2007, the Company had $46.1 million of principal invested in the CSCP.

Future impairment charges may be recorded depending on market conditions but the Company is unable to estimate such additional impairment charges, if any.  All such impairment charges reflect a decrease in cash equivalents.  The $0.8 million impairment charge does not have a material impact on the company's liquidity or financial flexibility.

Amendment to Code of Business Conduct and Ethics

    On February 27, 2008, our Board of Directors approved an amendment to our Code of Business Conduct and Ethics (the "Code").  The effects of the amendment are (a) (i) to permit executive officers (as well as directors, as previously provided) to contact the Audit Committee directly, rather than the Chief Financial Officer, with regard to ethical, compliance or disclosure matters and (ii) to provide that our Chief Executive Officer, Chief Financial Officer and Audit Committee have authority to interpret the Code in cases of ambiguity while retaining the authority of our Board of Directors to approve any amendments or waivers and (b) with respect to the Conflict of Interest policy included in the Code, (i) to provided a definition of "family members" consistent with the definition used in our Related Person Transaction Policy, (ii) permit conflicts of interest transactions to be reported by the director, executive officer or employee who has the conflicting interest and/or the business unit or function/department leader responsible for the potential transaction or relationship, (iii) to clarify the scope of the transactions subject to the policy, (iv) to require material conflict of interest transactions involving a director or executive officer to be approved solely by our Audit Committee and not by our Chief Financial Officer, (v) to provide that inadvertent transactions, such as may occur when a director, executive officer or employee has a financial interest in the contract counterparty that is not recognized at the time a transaction is originated, are not subject to the advance approval requirement of the Code but that upon discovery, the Company shall evaluate all options, including but not limited to ratification, termination or amendment of the transaction or relationship, (vi) to clarify that the Chief Financial Officer or Audit Committee may determine that a transaction or relationship disclosed pursuant to th policy, or the financial or other interest of a director, officer or employee therein, is not material and therefore is not within the scope of the policy and (vii) to provide that conflict of interest transactions that are above the $120,000 threshold for Related Person Transactions and involve a director or executive officer will be handled solely in accordance with our Related Person Transactions Policy.

Simultaneously, our Related Person Transaction Policy was amended to provide for (i) approval thereunder of ongoing transactions or relationships and (ii) pre-approval of categories of Related Person Transactions, in each case subject to such precautionary procedures as the Audit Committee deems appropriate.

 Amendment to Cash Bonus Plan.

    On February 28, 2008, the Compensation Committee of our Board of Directors approved an amendment to our Cash Bonus Plan.  The amendment harmonizes the Cash Bonus Plan with Blane Walter's employment agreement by providing for a 75%-of-base-salary target bonus and 150%-of-base-salary maximum bonus for Mr. Walter.

Incurrence of a Direct Financial Obligation.

    On February 27, 2008, we entered into an unsecured credit facility (the "Blue Ridge facility") with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A. We have not borrowed any funds under this credit facility.  The Blue Ridge facility provides for multiple draw downs from time to time until maturity, which shall be the later of the day following the redemption of all of our shares of the CSCP and December 1, 2008.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the CSCP, and distributions from the CSCP must be applied to reduce the outstanding principal balance under the facility.  Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.

Amendment of Acquisition-Related Incentive Plan; Issuance of Unregistered Shares.

    On February 27, 2008, our Board of Directors approved an amendment to the Acquisition-Related Incentive Plan adopted by inVentiv Communications, Inc. (formerly inChord Communications, Inc.) prior to our acquisition of that business in October 2005.  The amendment to the Acquisition-Related Incentive Plan modifies the determination of awards under the plan for plan participants who remained employed by us at December 31, 2007 and permits any incremental amounts to be paid on a deferred basis by January 1, 2009.

Certain Equity Issuances.

As of February 21, 2008, in connection with the payment of the earnout obligation for 2007 under the purchase agreement relating to our acquisition of Adheris, we issued for the accounts of the former shareholders of Adheris a total of 236,292 unregistered shares of common stock.

As of February 27, 2008, in connection with the payment of the earnout obligation for 2007 under the purchase agreement relating to our acquisition of inVentiv Communications, Inc. (formerly known as inChord Communications, Inc.), we issued for the accounts of the former shareholders of inVentiv Communications, Inc. a total of 265,447 unregistered shares of common stock, of which 126,011 are currently held in escrow.

    As permitted by the terms of  our Acquisition-Related Incentive Plan, we have elected to satisfy a portion of the awards under the plan by issuing unregisterd shares of common stock.  An aggregate of 117,206 unregistered shares were issued as of February 27, 2008 for such purpose.

    The common stock issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  In each case, there was no general solicitation or advertising and the number of recipients of such unregistered shares was limited and/or such recipients were sophisticated.

PART III

    Our Code of Business Conduct and Ethics is available within the Investor Relations/Corporate Governance portion of our website at www.inventivhealth.com.  We intend to disclose on our website information concerning any future amendments to our waivers under the Code as permitted by Item 5.05 of Form 8-K.

    The remaining information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be set forth in our Proxy Statement (to be filed within 120 days after our fiscal year ended December 31, 2007) relating to the 2008 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           1. The following Consolidated Financial Statements of inVentiv Health, Inc. are filed under "Item 8. Financial Statements and Supplementary Data."

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

3.1.1	Certificate of Amendment to Certificate of Incorporation of the Registrant
3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 18, 2006). *
4.1
Specimen form of certificate representing the Registrant’s common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.5
inVentiv Health, Inc. 2006 Long-Term Incentive Plan. (filed as Exhibit 10.21 to the Registrant's Current Report on Form 8-K filed June 19, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.8
Form of Director Stock Option Award Notice. (filed as Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.9
Form of Director Restricted Stock Award Notice. (filed as Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.10
Form of Executive Officer Restricted Stock Award Notice. (filed as Exhibit 10.4.10 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.11
Form of Executive Officer Stock Option Award Notice. (filed as Exhibit 10.4.11 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.12
Form of Executive Officer/Chairman Restricted Stock Award Notice. (filed as Exhibit 10.4.12 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.13
Form of Executive Officer/Chairman Stock Option Award Notice. (filed as Exhibit 10.4.13 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.5
Employment Agreement, dated May 9, 2006 by and between Eran Broshy and inVentiv Health, Inc. (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.5.1	Amendment dated February 23, 2007 to Employment Agreement, dated May 9, 2006, by and between Eran Broshy and the Registrant.
10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and the Registrant
(filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.9.1
Amendment dated January 1, 2004 to Employment Agreement, dated August 13, 2001, by and between John R. Emery and the Registrant (filed as Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and the Registrant
(filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and the Registrant (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.2
Amendment to Employment Agreement dated June 15, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.3
Amendment to Employment Agreement dated October 18, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.4
Amendment to Employment Agreement dated January 23, 2006 between the Registrant and Terrell Herring (filed as Exhibit 10.11.4 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.5
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 7, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.11.6
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.12
Asset Purchase Agreement dated as of September 21, 2004 among the Registrant, Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29, 2004). * #

10.13
The Registrant 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *

10.14
Asset Purchase Agreement dated as of November 19, 2004 among the Registrant, HHI, L.L.C. and the other parties thereto  (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.15
Asset Purchase Agreement dated as of August 5, 2005 among the Registrant, Pharmaceutical Resource Solutions LLC and the other parties thereto (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.16
Acquisition Agreement dated September 6, 2005 by and among inChord Communications, Inc., the shareholders of inChord Communications, Inc., the Registrant and Accordion Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.17
Form of Indemnification Agreement entered into with each executive officer and director of Ventiv (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.18
Employment Agreement dated as of September 6, 2005 between inChord Communications, Inc. and R. Blane Walter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.18.1
Employment Agreement dated as of August 7, 2007 between the Registrant and R. Blane Walter (filed as Exhibit 10.18.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.19
Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.20
Amended and Restated Acquisition-Related Incentive Plan  (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.21
Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.21.1
Amendment to Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.21.2
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 11, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.21.3
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.22
Amended and Restated Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.22 to the Registrant's Current Report on Form 8-K filed July 12, 2007 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.23
Purchase Agreement dated as of July 6, 2007 among Chandler Chicco Agency, LLC,(“CCA NY”), BioSector 2 LLC, the members of the Companies listed on Schedule I thereto, the Registrant and Chandler Chicco LLC. (filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.24
Purchase Agreement dated as of July 6, 2007 by and among, Innovative Health Strategies, Inc. (f/k/a IHS of SC, Inc.) ("IHS"), AWAC.MD, Inc. ("AWAC"), iProcert, LLC ("iProcert", and together with IHS and AWAC, the "Companies"), the shareholders and members of the Companies listed on Schedule I thereto, the Registrant and AWAC LLC. (filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.25	Second Amended and Restated Acquisition-Related Incentive Plan. #
21.1	Subsidiaries of inVentiv Health, Inc.
23	Consent of Deloitte & Touche LLP.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Chief Executive Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chief Executive Officer and Director	February 29, 2008
Eran Broshy	(Chairman of the Board and Principal Executive Officer)

/s/ DAVID S BASSIN	Chief Financial Officer	February 29, 2008
David S Bassin	(Principal Financial Officer and Principal Accounting Officer)

/s/ BLANE WALTER	President, inVentiv Health	February 29, 2008
Blane Walter	(Director)

/s/ TERRELL G. HERRING	COO, inVentiv Health and President and CEO, inVentiv Commercial	February 29, 2008
Terrell G. Herring	(Director)

/s/ JOHN R. HARRIS	Director	February 29, 2008
John R. Harris

/s/ MARK E. JENNINGS	Director	February 29, 2008
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	February 29, 2008
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	February 29, 2008
A. Clayton Perfall

/s/ DR. CRAIG SAXTON	Director	February 29, 2008
Dr. Craig Saxton