Form 10-Q
period 2008-03-31
INVENTIV HEALTH INC
filed 2008-05-12
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

As of April 30, 2008, there were 33,043,954 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
and December 31, 2007

Condensed Consolidated Income Statements for the three-months ended March 31, 2008 and 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2008 and 2007 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

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

•	our expectations regarding the impact of our acquisitions, joint ventures and partnerships

•           our expectations regarding the impact of the adoption of certain accounting standards; and

•	our expectations regarding the liquidation of the Columbia Strategic Cash Portfolio.

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

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2007.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2008 (unaudited)	2007
ASSETS
Current assets:
Cash and equivalents	$48,124	$50,973
Restricted cash and marketable securities	31,368	47,164
Accounts receivable, net of allowances for doubtful accounts of $3,226 and $3,098 at
March 31, 2008 and December 31, 2007, respectively	132,387	162,198
Unbilled services	110,935	89,384
Prepaid expenses and other current assets	13,751	19,836
Current deferred tax assets	4,120	4,279
Total current assets	340,685	373,834

Property and equipment, net	55,328	54,740
Equity investments	336	309
Goodwill	377,296	383,714
Other intangibles, net	287,100	281,122
Deposits and other assets	17,708	17,137
Total assets	$1,078,453	$1,110,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$12,248	$17,464
Current portion of long-term debt	3,300	3,300
Accrued payroll, accounts payable and accrued expenses	96,033	138,708
Current income tax liabilities	1,187	6,814
Client advances and unearned revenue	66,392	76,696
Total current liabilities	179,160	242,982

Capital lease obligations, net of current portion	21,688	20,945
Long-term debt	324,225	325,050
Non-current income tax liabilities	6,444	7,323
Deferred tax liabilities	10,311	13,164
Other non-current liabilities	39,303	23,766
Total liabilities	581,131	633,230

Commitments and contingencies

Minority interests	474	160

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 32,991,958 and 32,325,109
Shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	33	32
Additional paid-in-capital	380,967	362,116
Accumulated other comprehensive losses	(14,007)	(6,493)
Accumulated earnings	129,855	121,811
Total stockholders’ equity	496,848	477,466
Total liabilities and stockholders’ equity	$1,078,453	$1,110,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended March 31,
	2008	2007
Net revenues	$224,578	$176,390
Reimbursable out-of-pockets	37,743	45,565
Total revenues	262,321	221,955

Operating expenses:
Cost of services	142,789	117,172
Reimbursed out-of-pocket expenses	37,484	45,656
Selling, general and administrative expenses	62,206	40,586
Total operating expenses	242,479	203,414

Operating income	19,842	18,541
Interest expense	(6,382)	(3,562)
Interest income	830	839
Income from continuing operations before income tax provision, minority interest in income of subsidiary and (loss) gain from equity investments	14,290	15,818
Income tax provision	(5,642)	(5,414)
Income from continuing operations before minority interest in income of subsidiary and (loss) gain from equity investments	8,648	10,404
Minority interest in income of subsidiary	(576)	(255)
(Loss) gain from equity investments	(40)	235
Income from continuing operations	8,032	10,384

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	12	86
Income from discontinued operations	12	86

Net income	$8,044	$10,470

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.25	$0.34
Diluted	$0.24	$0.33
Discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.01
Net income:
Basic	$0.25	$0.34
Diluted	$0.24	$0.34
Weighted average common shares outstanding:
Basic	32,623	30,406
Diluted	33,120	31,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three-Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,044	$10,470
Income from discontinued operations	(12)	(86)
Income from continuing operations	8,032	10,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,953	3,917
Amortization	3,657	1,778
Loss (income) from equity investments	40	(235)
Minority interest in income of subsidiary	576	255
Adjustment on derivative financial instrument	323	(290)
Deferred taxes	(2,694)	(530)
Impairment of marketable securities	491	--
Stock compensation expense	2,528	2,463
Tax benefit from stock option exercises and vesting of restricted shares	1,780	2,967

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	29,811	(2,323)
Unbilled services	(21,551)	1,817
Prepaid expenses and other current assets	6,085	(6,587)
Accrued payroll, accounts payable and accrued expenses	(12,974)	(4,824)
Net tax liabilities	(7,915)	3,588
Client advances and unearned revenue	(10,304)	(9,646)
Excess tax benefits from stock based compensation	(366)	(1,948)
Other	7,599	(7,700)
Net cash provided by (used in) continuing operations	10,071	(6,914)
Net cash (used in) provided by discontinued operations	(144)	86
Net cash provided by (used in) operating activities	9,927	(6,828)

Cash flows from investing activities:
Restricted cash balances and marketable securities	15,305	(69)
Investment in cash value of life insurance policies	(583)	(1,654)
Cash paid for acquisitions, net of cash acquired	(1,263)	(25,478)
Acquisition earn-out payments	(16,234)	(20,667)
Equity investments	(67)	22
Purchases of property and equipment	(5,332)	(2,327)
Proceeds from manufacturers rebates on leased vehicles	38	247
Net cash used in continuing operations	(8,136)	(49,926)
Net cash provided by discontinued operations	156	--
Net cash used in investing activities	(7,980)	(49,926)

Cash flows from financing activities:
Repayments on long-term debt	(825)	(417)
Borrowings under line of credit	--	25,000
Repayments on capital lease obligations	(4,414)	(3,842)
Withholding shares for taxes	(1,025)	(623)
Proceeds from exercise of stock options	1,357	1,629
Excess tax benefits from stock-based compensation	366	1,948
Distributions to minority interests in affiliated partnership	(262)	(264)
Net cash (used in) provided by continuing operations	(4,803)	23,431
Net cash provided by discontinued operations	--	--
Net cash (used in) provided by financing activities	(4,803)	23,431

Effect of exchange rate changes	7	(255)

Net change in cash and equivalents	(2,849)	(33,578)
Cash and equivalents, beginning of period	50,973	79,835
Cash and equivalents, end of period	$48,124	$46,257

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,980	$3,164
Cash paid for income taxes	$8,982	$3,267
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$7,405	$3,066
Stock issuance related to acquisitions	$15,619	$28,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, the Company provides medical cost containment services to payors in its patient outcomes business.  Our goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

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

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure.  In August 2007, the Company added a fourth operating segment, inVentiv Patient Outcomes, for financial reporting purposes.  This new segment more closely links the Company's various patient-oriented business units.  The Company also realigned some of its divisions to reflect the new segment reporting, which is reflected in the Company's condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the condensed consolidated income statements of the Company for the three months ended March 31, 2008 and 2007 and the condensed consolidated cash flows for the three months ended March 31, 2008 and 2007.  See Note 20, Segment Information, for further details.

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2008:

•
inVentiv Clinical, which provides professional resourcing and services to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLC (“Synergos”)).

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”) and AWAC LLC (“AWAC”).

The Company’s services are designed to provide resources and other clinical services in support of the pharmaceutical clinical development process, and to develop, execute and monitor strategic and tactical sales and marketing plans and programs for the promotion of pharmaceutical, biotechnology and other life sciences products.   In addition, the Company provides a variety of services that enhance savings and improve patient outcomes for third party administrators and other payors.

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the condensed consolidated income statements of the Company for the three-months ended March 31, 2008 and 2007 and the condensed consolidated cash flows for the three-months ended March 31, 2008 and 2007.  Operating results for the three-months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on February 29, 2008.

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  Our continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes.  All significant intercompany transactions have been eliminated in consolidation.  In December 2007, the Company increased its investment interest from 44% to 85% in Angela Liedler GmbH (“Liedler”), a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.  The Company accounted for Liedler as an equity investment until the date of the acquisition of the additional interest, and then consolidated its results thereafter.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which is accounted for by using the equity method of accounting.

3.           Recently Issued Accounting Standards:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective January 1, 2009.  The Company is currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements; however, this is mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective January 1, 2009.  The Company is currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material effect on our condensed consolidated balance sheets, results of operations and cash flows as we did not elect this fair value option.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008; as such, the Company has adopted SFAS 157 as of January 1, 2008, as required.  In February 2008, the FASB delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities until January 1, 2009; the scope of which applies to all the Company’s nonfinancial assets and liabilities.  Accordingly, the Company’s adoption of this standard for 2008 is limited to financial assets and liabilities.  The Company expects to complete its evaluation of the impact SFAS 157 will have on its nonfinancial assets and liabilities when the FASB completes its evaluation of implementation issues.

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

CCA - In July 2007, the Company completed the acquisition of CCA, for approximately $69.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on CCA’s performance measurements during 2007 through 2010.  CCA is headquartered in New York and is one of the largest healthcare-focused public relations firms in the world.  CCA includes agencies organized and operating in the United States, the United Kingdom and France.  CCA’s financial results have been reflected in the inVentiv Communications’ segment since the date of its acquisition.

AWAC - In July 2007, the Company completed the acquisition of AWAC for approximately $76.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on AWAC’s performance measurements during 2007 through 2010.  AWAC is based in Georgia and is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators, ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters and insurance carriers.  The AWAC acquisition included the business assets of AWAC.MD, Inc. as well as Innovative Health Strategies, Inc. and iProcert, LLC, which were acquired as entities.  Innovative Health Strategies, Inc. and iProcert, LLC were subsequently dissolved and their business operations consolidated with the AWAC.MD business operations.  AWAC’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

Addison Whitney - In June 2007, the Company completed the acquisition of the net assets of Addison Whitney, Inc. for approximately $18.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs which have yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Addison Whitney’s performance measurements during 2007 through 2010.  Addison Whitney is based in North Carolina, and specializes in global branding consultancy that focuses on creating unique corporate and product brands.  Addison Whitney’s financial results have been reflected in the inVentiv Communications’ segment since the date of its acquisition.

Strategyx - In June 2007, the Company completed the acquisition of Strategyx for approximately $9.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Strategyx’s performance measurements during 2007 through 2010.  Strategyx is based in Somerville, New Jersey, and specializes in global strategic consulting.  Strategyx’s financial results have been reflected in the inVentiv Commercial segment since the date of its acquisition.

Ignite - In March 2007, the Company completed the acquisition of the assets of ignite comm.net and Incendia Health, Inc. (including its Incendia Health Studios brand of services, which is now operated as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010.  The amount accrued with respect to Ignite for the 12-month period ended March 31, 2008 was approximately $3.4 million in cash and stock.  Ignite is based in Irvine, California and specializes in medical advertising and interactive communications targeting patients and caregivers.  Ignite’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs. The Company will be obligated to make certain earn-out payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009. Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

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

Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring. The Company was obligated to make certain earn-out paymentsl, contingent on Synergos’s performance measurements during 2006 and 2007.  The amount accrued at December 31, 2006, and paid in 2007, with respect to Synergos for the 2006 earnout, was approximately $0.8 million in cash and stock. The amount accrued at December 31, 2007 for the 2007 earnout was approximately $0.9 million in cash and stock, which was paid in May 2008.    The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition.

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  JSAI is Canada's leading healthcare marketing and communications agency. The Company will be obligated to make certain earn-out payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009.  The amount due with respect to JSAI for the 12-month period ended March 31, 2007 was approximately $2.8 million in cash and stock, which the Company accrued at March 31, 2007, of which the cash portion was paid in 2007 and stock portion was paid in 2008 once certain contractual restrictions were met.  JSAI did not achieve the initial earnout threshold for the 12-month period ended March 31, 2008 and thus, no amount was accrued.   The results of JSAI have been reflected in the inVentiv Communications segment since the date of its acquisition.

Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008.  Adheris’s 2006 earnout of approximately $7.7 million in cash and stock, of which $7.9 million was accrued at December 31, 2006, was paid in 2007.   Adheris’ 2007 earnout of approximately $15.1 million in cash and stock, of which $15.3 million was accrued at December 31, 2007, was paid in 2008.  The portions adjusted in the subsequent years mainly relate to the finalization of the earn-out for the previous years, as allowed under the contract.  The results of Adheris were reflected in the inVentiv Communications segment from the date of its acquisition until June 30, 2007.  Adheris was transferred from the inVentiv Communications segment to the inVentiv Patient Outcomes segment following the acquisition of AWAC and the concomitant revision of our segment reporting analysis.

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs.  To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, which was amended and restated on July 6, 2007, as more fully described in Note 11.  The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses.  The Company was obligated to make certain earn-out payments, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007.  inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006.  inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007.  inVentiv Communications, Inc.’s 2007 earnout was approximately $21.8 million in cash and stock, which was accrued at December 31, 2007, of which $17.8 million was paid in 2008 and $4.0 million remains accrued at March 31, 2008.  The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract.   The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

5.           Restricted Cash and Marketable Securities

As part of the acquisition of CCA, there was approximately $1.7 million of restricted cash, of which $0.3 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are now reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.3 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at March 31, 2008.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.2 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, the Company had $29.5 million and $45.3 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”), which are classified as restricted cash and marketable securities on the March 31, 2008 and December 31, 2007 Balance Sheets.  During the first quarter of 2008 and fourth quarter of 2007, the Company recorded $0.5 million and $0.8 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  The Company’s recorded balance in the CSCP is considered short-term in nature and is expected to be distributed over the next twelve months.  Consistent with the Company's investment policy guidelines, the vast majority of CSCP investments held by the company had AAA/Aaa credit ratings at the time of purchase. With the liquidity issues experienced in global credit and capital markets, the CSCP experienced losses, partially due to the subprime market crisis.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2009.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $1.3 million cumulative impairment charge to date does not have a material impact on the company's liquidity or financial flexibility.

On February 27, 2008, we entered into an unsecured credit facility (the “Blue Ridge facility”) with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A., to allow the Company to separately borrow up to the current balance remaining in the CSCP.   We have not borrowed any funds under this credit facility.  The Blue Ridge facility provides for multiple drawdowns from time to time until maturity, which shall be the earlier of the day following the redemption of all of our shares of the CSCP and July 1, 2009.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the CSCP, and distributions from the CSCP must be applied to reduce the outstanding principal balance under the facility.  Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.

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

       On January 1, 2006, the Company adopted SFAS 123R using the modified prospective application method, as permitted under SFAS 123R, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest.  Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures.  Accordingly, prior period amounts have not been restated.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123R resulted in stock-based compensation expense of $2.5 million, of which $0.5 million was recorded in cost of services and $2.0 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended March 31, 2008 and $2.5 million, of which $0.6 million was recorded in cost of services and $1.9 million recorded as SG&A for the three months ended March 31, 2007.

Stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.5 million for the three months ended March 31, 2008 and 2007, caused net income to decrease by $1.5 million for the three months ended March 31, 2008 and 2007, and caused basic and diluted earnings per share to decrease by $0.05 per share for the three months ended March 31, 2008 and 2007.

Cash provided by financing activities increased by $0.4 million and $1.9 million for the three-months ended March 31, 2008 and 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected life of option	6yrs	5.5-6 yrs
Risk-free interest rate	2.90%	4.77%
Expected volatility	37%	40%
Expected dividend yield	0.00%	0.00%

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during the three months of 2008 and 2007 the volatility remains at a range of 37-40%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the three months ended March 31, 2008 and 2007 were 4.88% and 3.25%, respectively.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (“Stock Plan”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans"), which was terminated at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 1.5 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2008 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,506	$19.43
Granted and assumed	193	$32.35
Exercised	(98)	$13.81
Forfeited/expired/cancelled	(17)	$26.13
Outstanding at March 31, 2008	1,584	$21.28	7.03	$13,725

Vested and expected to vest at March 31, 2008	1,527	$20.95	6.96	$13,638

Options exercisable at March 31, 2008	825	$15.71	5.89	$10,965

The weighted-average grant-date fair value of stock options granted during the three-months ended March 31, 2008 and  2007 was $13.14 per share and $16.25 per share, respectively.  The total intrinsic value of options exercised during the three-months ended March 31, 2008 and 2007 was $1.4 million and $1.6 million, respectively.  As of March 31, 2008 and December 31, 2007, there was approximately $7.4 million and $6.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.4 years and 2.2 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.6 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.48	To	$8.06	169,324	$5.73	2.81	169,324	$5.73
$8.45	To	$15.48	111,727	$9.87	5.84	103,477	$9.44
$15.96	To	$15.96	262,500	$15.96	6.48	212,500	$15.96
$16.89	To	$17.57	163,638	$17.13	6.57	81,998	$17.11
$17.75	To	$23.91	166,874	$19.41	6.63	102,750	$18.82
$25.06	To	$26.76	162,750	$25.85	7.43	83,501	$25.87
$26.77	To	$26.77	180,000	$26.77	8.21	45,000	$26.77
$30.64	To	$32.55	211,985	$32.17	9.64	1,800	$30.64
$35.01	To	$35.01	97,330	$35.01	8.77	24,721	$35.01
$37.21	To	$37.21	57,914	$37.21	9.25	--	$--
			1,584,042			825,071

A summary of the status and changes of the Company’s nonvested shares related to its equity incentive plans as of and during the three months ended March 31, 2008 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	596	$29.41
Granted	260	$31.55
Released	(97)	$29.93
Forfeited	(10)	$29.73
Nonvested at March 31, 2008	749	$30.08

As of March 31, 2008 and December 31, 2007, there was approximately $17.5 million and $12.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.0 and 2.8 years, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $3.1 million and $2.6 million, respectively.

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended March 31,
	2008	2007

Basic EPS from Continuing Operations Computation
Income from continuing operations	$8,032	$10,384
Weighted average number of common shares outstanding	32,623	30,406
Basic EPS from continuing operations	$0.25	$0.34

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$8,032	$10,384

Weighted average number of common shares outstanding	32,623	30,406
Stock options (1)	328	636
Restricted stock awards (2)	169	157
Total diluted common shares outstanding	33,120	31,199

Diluted EPS from continuing operations	$0.24	$0.33

(1)   For the three-months ended March 31, 2008 and 2007, 340,728 and 301,120 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three-months ended March 31, 2008 and 2007, 27,440 and 413 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the three-months ended March 31, 2008 and 2007 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	January 1, 2008	Acquisitions		Contingent(1) Consideration	March 31, 2008
inVentiv Clinical	$56,944	$--		$32	$56,976
inVentiv Communications	190,958	(9,540	) (2)	3,283	184,701
inVentiv Commercial	45,773	--		--	45,773
inVentiv Patient Outcomes	90,039	--		(193)	89,846
Total	$383,714	$(9,540)		$3,122	$377,296
(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31, 2007 and March 31, 2008. (see Note 4)
(2)
The entire amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the Liedler acquisition, which was acquired on December 28, 2007.  Under SFAS 141, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As discussed in Part 2, Item 8 of our Annual Report on Form 10-K, since Liedler was acquired on December 28, 2007, the valuation was not completed by the time the 10-K was filed.  The allocation period of Liedler will culminate later this year, mainly due to finalization of valuation.

Other intangible assets consist of the following:

	March 31, 2008			December 31, 2007
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$108,792	$(18,646)	$90,146	$105,537	$(15,946)	$89,591
Technology	37,940	(2,409)	35,531	37,940	(1,714)	36,226
Noncompete agreement	2,132	(741)	1,391	880	(617)	263
Tradenames subject to amortization	1,211	(340)	871	1,211	(277)	934
Other	1,229	(461)	768	1,234	(386)	848
Total definite-life intangibles	151,304	(22,597)	128,707	146,802	(18,940)	127,862
Tradenames not subject to amortization (1)	158,393	--	158,393	153,260	--	153,260
Total other intangibles (2)	$309,697	$(22,597)	$287,100	$300,062	$(18,940)	$281,122

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $9.6 million increase in total gross other intangibles arise from the assignment of intangibles from the Liedler acquisition as described above.

The Company’s acquisitions have resulted in approximately $356.7 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$159,604	(1)
Customer relationships	108,792	10.8 years
Technology	37,940	14.5 years
Noncompete agreement	2,132	4.6 years
Other	975	3.5 years
Total	$309,443	(2)

(1)	$1.2 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 5.3 years.
(2)	Excludes $0.3 million of a definite-life intangible asset that was not acquisition-related.

Amortization expense, based on intangibles subject to amortization held at March 31, 2008, is expected to be $10.9 million for the remainder of 2008, $14.1 million in 2009, $13.6 million in 2010, $13.2 million in 2011, $12.7 million in 2012, $11.5 million in 2013 and $52.7 million thereafter.

Goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment on June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets.  The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2007.  The Company continues to maintain this position as of March 31, 2008, based on various factors, including updated forecasts and the current condition of the Company.

10.           Fair Value Measurement

As discussed in Note 3, the Company adopted SFAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	-	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2	-
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	-	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$29,471	--	$29,471	--
Deferred Compensation Plan Assets	6,978	--	6,978	--
TOTAL ASSETS	$36,449	--	$36,449	--

LIABILITIES
Deferred Compensation Plan Liabilities	$7,222	--	$7,222	--
Derivative Liabilities	24,133	--	24,133	--
TOTAL LIABILITIES	$31,355	--	$31,355	--

11.           Debt:

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans (“delayed draw term loans”) that may be advanced no later than January 6, 2008, which we elected to not draw, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty.  The Credit Agreement was used to:

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of March 31, 2008 and December 31, 2007 was 2.69% and 4.70%, respectively.  As disclosed in Note 13, the Company has two derivative financial instruments, currently totaling $328 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $4.2 million and $4.3 million and are included in Deposits and Other Assets on the Condensed Consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $7.4 million and $3.3 million (including negligible rebates and $0.2 million of rebates, respectively) during the three-months ended March 31, 2008 and 2007, respectively.  The Company also incurred net disposals of $7.5 million and $2.0 million during the three-months ended March 31, 2008 and 2007, respectively.

13.           Derivative Financial Instrument:

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the three-months ended March 31, 2008, the fair market value of the original derivative asset decreased by $1.7 million to a derivative liability of approximately $2.7 million.  Approximately $0.3 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $1.4 million ($0.8 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the original derivative.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2008, and as a result, $11.2 million ($6.6 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008.  Based on current assumptions regarding the interest rate environment and other market conditions at March 31, 2008, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $8.3 million, of which $7.2 million will be included as part of our fixed interest on the loan for 2008.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   Certain such claims that are pending against Adheris and PRS are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.  In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of March 31, 2008 are likely to have a material adverse effect on inVentiv.

     Pursuant to the acquisition of inVentiv Communications, Inc., the Company assumed a $7.5 million existing incentive plan liability (out of a potential $15.0 million liability) on inVentiv Communications, Inc.’s balance sheet relating to certain performance thresholds of the segment over a three-year period from 2005 through 2007. The first $5.0 million of this obligation was to be paid by or for the account of the former shareholders of inVentiv Communications, Inc.; this amount was paid from the former shareholders in March 2008.  The Company has monitored these performance thresholds on a quarterly basis.  At December 31, 2006, as a result of new business and the strengthened outlook for inVentiv Communications, Inc.’s business during 2006, management felt it was appropriate to record an additional $3.5 million (of which $1.2 million is recorded in cost of services and $2.3 million is recorded in SG&A) of the potential $15 million liability since the likelihood of achieving the next threshold is probable and the amount is estimable, pursuant to SFAS No. 5, Accounting for Contingencies.  Effective December 31, 2007, the Company revised certain aspects of the Acquisition-Related Incentive Plan (see Exhibit 10.20 from Part IV, Item 15 of our December 31, 2007 Annual Report on Form 10-K).    At December 31, 2007, the Company reversed approximately $1.5 million of the $11.0 million accrual based on inVentiv Communications, Inc.’s final results of the three-year performance period from 2005 to 2007.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $7.2 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at March 31, 2008 and December 31, 2007 was approximately $5.9 million and $5.4 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $1.1 million and $1.4 million as of March 31, 2008 and December 31, 2007, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

16.           Income Taxes

The effective tax rate for the three-month period ended March 31, 2008 was 41.3%.  The rate included a tax detriment relating to interest on unrecognized tax benefits of approximately 0.2%.  The effective tax rate for the three-month period ended March 31, 2007 was 40.7%. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The amount of unrecognized tax benefit was $6.3 million as of December 31, 2007 and $6.0 million as of March 31, 2008.  Included in this balance were positions totaling $1.0 million as of December 31, 2007 and $1.1 million as of March 31, 2008 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of both December 31, 2007 and March 31, 2008 was $2.7 million.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2003.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.4 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Stockholders’ Equity

The following table describes the 2008 activity in the Company’s Stockholders’ Equity accounts for the three-months ended March 31, 2008:

(in thousands, except share amounts)	Common Stock	Additional Paid-In Capital	Accumulated earnings	Comprehensive Income	Accumulated Other Comprehensive Losses (1)	Total
Balance at December 31, 2007	32	$362,116	$121,811	--	(6,493)	477,466
Net income			8,044	$8,044		8,044
Net change in effective portion of derivative, net of taxes				(7,418)	(7,418)	(7,418)
Foreign currency translation Adjustment				(96)	(96)	(96)
				$530
Restricted stock expense		1,381				1,381
Withholding shares for taxes		(1,025)				(1,025)
Tax benefit from exercise of employee stock options and vesting of restricted stock		372				372
Proceeds from exercise of stock Options		1,357				1,357
Stock option expense		1,148				1,148
Issuance of shares in connection with Acquisitions	1	15,618				15,619
Balance at March 31, 2008	33	$380,967	$129,855		$(14,007)	$496,848

(1) As of March 31, 2008 Accumulated Other Comprehensive Losses consists of a $0.7 million gain on currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, German and Canadian subsidiaries, and  equity investments and minority interests in our foreign business units as well as other comprehensive losses of approximately $14.7 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

18.           Discontinued Operations:

For the three months ended March 31, 2008 and 2007, earnings from discontinued operations, net of taxes, were negligible and approximately $0.1 million, respectively.  The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

19.           Related Parties:

inVentiv Communications’ leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by R. Blane Walter, the Company’s President (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on March 31, 2015.

                Several inVentiv business units provided services to Cardinal Health, Inc. ("Cardinal") during 2007.  Payments from Cardinal totaled approximately $0.7 million for 2007.  Robert Walter, who is the father of R. Blane Walter, our President, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007.  R. Blane Walter and his immediate family members (including Robert Walter) and related trusts own approximately 3% of the outstanding capital stock of Cardinal.

                inVentiv's Promotech business unit purchased warehouse consulting and procurement services from South Atlantic Systems ("SAS") during 2007. The contractual arrangements with SAS, which will continue to be performed during 2008, provide for total expected payments of approximately $0.8 million.  Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.

20.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 1, the Company added a fourth segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following represents the Company’s reportable segments as of March 31, 2008:

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

The following segment information has been prepared as if our Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2007:

Three-months ended March 31, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$52,186	$88,494	$93,724	$29,898	$--	$264,302
Less: Intersegment revenues	(101)	(220)	(1,660)	--	--	(1,981)
Reported Revenues	$52,085	$88,274	$92,064	$29,898	$--	$262,321
Depreciation and amortization	547	2,519	4,231	1,301	12	8,610
Interest expense	--	17	429	1	5,935	6,382
Interest income	49	235	--	17	529	830
Segment income (loss) (1)	$2,955	$12,638	$4,486	4,764	$(10,553)	$14,290

Three-months ended March 31, 2007 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$41,444	$61,592	$99,915	$21,385	$--	$224,336
Less: Intersegment revenues	(3)	(225)	(2,153)	--	--	(2,381)
Reported Revenues	$41,441	$61,367	$97,762	$21,385	$--	$221,955
Depreciation and amortization	441	1,080	3,615	537	22	5,695
Interest expense	--	2	501	1	3,058	3,562
Interest income	21	208	14	19	577	839
Segment income (loss) (1)	$1,851	$8,404	$8,436	$3,571	$(6,444)	$15,818

(1)	Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	March 31, 2008	December 31, 2007
Total Assets:
inVentiv Clinical	$129,464	$$127,426
inVentiv Communications	506,876	513,079
inVentiv Commercial	176,064	183,787
inVentiv Patient Outcomes	199,255	198,141
Other	66,794	88,423
Total assets	$1,078,453	$$1,110,856

ITEM 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. We support a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, we provide medical cost containment services to payors in our patient outcomes business.  Our goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

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

Business Segments

We currently serve our clients primarily through four business segments, which correspond to our reporting segments for 2008:

•
inVentiv Clinical, which provides professional resourcing and services to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLC (“Synergos”)).

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007).

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics and inVentiv Selling Solutions.

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”) and AWAC LLC (“AWAC”).

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

We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications, commercial and/or patient outcomes capabilities, add complementary client relationships and bring on board additional management talent.  We believe that our track record to-date in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful.  Acquisitions contributed significantly to our quarter-over-quarter growth for the three-month periods ended March 31, 2008 and 2007.

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

In December 2007, we increased our investment interest from 44% to 85% in Angela Liedler GmbH (“Liedler”), a provider of communication and marketing services for medical and pharmaceutical products, located in Germany.  We accounted for Liedler as an equity investment until the date of the acquisition of the additional interest, and then consolidated its results thereafter.  We also have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which we account for by using the equity method of accounting.  Neither investment is material to the overall consolidated financial statements.

In addition to our fully-owned international operations and our minority ownership interests, we have within GSW Worldwide and within CCA an established network of over a dozen international affiliate relationships, which do not involve any  equity interest in those affiliates, that help support our client needs in additional international markets.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.  There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2007.

Three-Months Ended March 31, 2008 Compared to Three-Months Ended March 31, 2007

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended March 31,
	2008		2007
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$52,085	19.9%	$41,441	18.7%
inVentiv Communications	88,274	33.6%	61,367	27.7%
inVentiv Commercial	92,064	35.1%	97,762	44.0%
inVentiv Patient Outcomes	29,898	11.4%	21,385	9.6%
Total revenues	262,321	100.0%	221,955	100.0%

Cost of services (1) (2):
inVentiv Clinical	36,529	70.1%	29,032	70.1%
inVentiv Communications	49,595	56.2%	41,007	66.8%
inVentiv Commercial	75,657	82.2%	79,720	81.5%
inVentiv Patient Outcomes	18,492	61.9%	13,069	61.1%
Total cost of services	180,273	68.7%	162,828	73.4%

Selling, general and administrative expenses	62,206	23.7%	40,586	18.3%

Total operating income	19,842	7.6%	18,541	8.3%
Interest expense	(6,382)	(2.4)%	(3,562)	(1.6)%
Interest income	830	0.3%	839	0.4%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and (loss) income from equity investments	14,290	5.5%	15,818	7.1%
Income tax provision	(5,642)	(2.2)%	(5,414)	(2.4)%
Income from continuing operations before minority interest in income of subsidiary and (loss) income from equity investments	8,648	3.3%	10,404	4.7%
Minority interest in income of subsidiary	(576)	(0.2%)	(255)	(0.1)%
(Loss) income from equity investments	(40)	--	235	0.1%
Income from continuing operations	8,032	3.1%	10,384	4.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	12	--	86	0.0%
Income from discontinued operations	12	--	86	0.0%

Net income	$8,044	3.1%	$10,470	4.7%

Earnings per share:
Continuing operations:
Basic	$0.25		$0.34
Diluted	$0.24		$0.33
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.00		$0.01
Net earnings:
Basic	$0.25		$0.34
Diluted	$0.24		$0.34
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $40 million, or 18%, to $262 million during the first quarter of 2008, from $222 million during the first quarter of 2007. Net revenues increased by approximately $49 million, or 28%, to $225 million during the first quarter of 2008, from $176 million in the first quarter of 2007.

inVentiv Clinical’s revenues were $52 million during the first quarter of 2008, an increase of $11 million compared to $41 million during  the first quarter of 2007.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the first quarter of 2008.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to increased placement of temporary personnel and increased traction in functional outsourcing.

inVentiv Communications’ revenues were $88 million during the first quarter of 2008, an increase of $27 million or 44% from the first quarter of 2007.  inVentiv Communications’ revenues accounted for 34% of total inVentiv revenues during the first quarter of 2008.  The majority of this increase is due to the incremental revenue relating to the acquisitions of Ignite, Chamberlain, Addison Whitney and CCA, supplemented by organic growth from new wins with both existing and new clients.

inVentiv Commercial’s revenues were $92 million during the first quarter of 2008, an decrease of $6 million, or 6% from the first quarter of 2007.  inVentiv Commercial revenues accounted for 35% of total inVentiv revenues for the first quarter of 2008.  The decrease in revenues was mainly due to select client wind-downs in 2007; however, we have secured and are in active discussion on additional sales force opportunities with several other clients, building on our strong track record in successfully redeploying sales teams.

inVentiv Patient Outcomes’ revenues were $30 million during the first quarter of 2008, up $9 million from the first quarter of 2007.  Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, as well as AWAC, which the Company acquired in July 2007.

Cost of Services: Cost of services increased by approximately $17 million or 10%, to $180 million during the first quarter of 2008 from $163 million in the first quarter of 2007.  Cost of services as a percentage of revenues was 69% and 73% during the first quarter of 2008 and 2007, respectively.

inVentiv Clinical’s cost of services increased by approximately $8 million, or 28%, to $37 million during the first quarter of 2008 from $29 million during the first quarter of 2007.  Cost of services as a percentage of revenues was 70% during the first quarter of 2008 and 2007.

inVentiv Communications’ cost of services increased by 22% to $50 million during the first quarter of 2008 when compared to the first quarter of 2007.  Most of this variance is due to new acquisitions as described above in Revenues.  Cost of services as a percentage of the segment’s revenues decreased from 67% during the first quarter of 2007 to 56% during the first quarter of 2008, mainly due to the acquisition of higher gross margin businesses in 2007.

Cost of services at inVentiv Commercial decreased by approximately $4 million, or 5%, to $76 million in the first quarter of 2008, mainly due to the decrease in revenues.  Cost of services was 82% of inVentiv Commercial’s revenues during the first quarter of 2008 and 2007.

inVentiv Patient Outcomes cost of services increased by approximately $5 million, or 38%, to $18 million in the first quarter of 2008 from $13 million during the first quarter of 2007, mainly due to the acquisition of AWAC, and increased organic business, as mentioned above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $21 million, or 51%, to $62 million during the first quarter of 2008 from $41 million during the first quarter of 2007, mainly due to increased acquisitions in 2007.

SG&A expenses at inVentiv Clinical were approximately $13 million during the first quarter of 2008, compared to $11 million during the first quarter of 2007 due to increased selling expense and commissions from additional business and additional staffing requirements.

SG&A expenses at inVentiv Communications increased $14 million to $26 million during the first quarter of 2008.  New acquisitions contributed to most of this increase.

SG&A expenses at inVentiv Commercial increased by approximately $2 million to $11 million during the first quarter of 2008 from $9 million during the first quarter of 2007.  SG&A increased due to annual increases in equity and non-equity compensation, and SG&A from the new inVentiv Commercial divisions acquired during the second quarter of 2007.

SG&A expenses at inVentiv Patient Outcomes increased by $2 million to $7 million during the first quarter of 2008, mainly due to the acquisition of AWAC.

Other SG&A was approximately $5 million for the first quarter of 2008, an increase of approximately $1 million from the first quarter of 2007.  The increase was mainly related to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from the overall restructuring of our business and segment structure in August 2007.

Interest Expense:  Interest expense increased by approximately $3 million, or 75%, from the first quarter of 2007 to the first quarter of 2008, mainly due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the quarter ended March 31, 2008 was 41.3%.   In March 2007, the Company recorded a tax benefit of approximately $1.0 million related to federal tax benefits of state tax reserves. Excluding this one-time tax benefit, inVentiv recorded a provision for income taxes on continuing operations using an estimated effective tax rate of 40.7% for the quarter ended March 31, 2007.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation. The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $2 million to $8 million during the first quarter of 2008 when compared to the first quarter of 2007.  Diluted earnings per share decreased to $0.24 per share during the first quarter of 2008 from $0.34 per share during the first quarter of 2007.  EPS and net income decreased between quarters mainly because of $3 million of additional interest expense relating to the increased borrowings for the acquisitions in 2007; $1 million of tax benefit recorded during the first quarter of 2007, but not 2008; and increased shares outstanding between the first quarter of 2007 and the first quarter of 2008 resulting from new acquisitions and equity earnout payments.

Liquidity and Capital Resources

At March 31, 2008, inVentiv had $48 million of unrestricted cash and equivalents, a decrease of $3 million from December 31, 2007.  For the three-months ended March 31, 2007 compared to March 31, 2008, cash provided by operations increased by $17 million from a use of $7 million to a source of $10 million.  Cash used in investing activities decreased from $50 million to $8 million for the three-months ended March 31, 2007 and 2008, respectively.  Cash provided by financing activities decreased from a source of $23 million to a use of $5 million over the same comparative periods.

Cash provided by operations was $10 million during the three-months ended March 31, 2008, while cash used in operations was $7 million in the three-months ended March 31, 2007.  This increase was, in large part, due to the timing of receivables and unbilled services across our segments.  In addition, $5 million of a former shareholder receivable was satisfied pursuant to the inVentiv Communications Inc. acquisition related incentive plan.

Cash used in investing activities was $8 million for the three-months ended March 31, 2008 compared to $50 million used during the same period in 2007.  During the three months ended March 31, 2007, the Company paid approximately $25 million of cash, net of cash acquired, for the acquisitions of Ignite and Chamberlain and approximately $21 million of cash relating to earnout contingency payments from previous acquisitions.  During the three months ended March 31, 2008, approximately $16 million of cash related to earnout contingency payments from previous acquisitions.  During the three months ended March 31, 2008, the Company also received proceeds of $15 million from our investment in the Columbia Strategic Cash Portfolio (“CSCP”), with a balance remaining of $29 million at March 31, 2008.

Cash used in financing activities was $5 million for the three-months ended March 31, 2008, compared to $23 million provided by financing activities for the three-months ended March 31, 2007.  During the three months ended March 31, 2007, $25 million was borrowed from the existing October 2005 credit facility, which was subsequently refinanced in July 2007 as described below, to help finance the Ignite and Chamberlain acquisitions and 2006 earnout payments from past acquisitions.  The Company had sufficient cash to pay the 2007 earnouts without additional financing, and thus, was the main factor in the decrease in cash provided by financing activities between the respective periods.

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

Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. As more fully described in Part I, Item 3 below, effective September 6, 2007, we entered into a five-year swap arrangement for $165 million to hedge against the additional credit exposure under the Amended and Restated Credit Agreement.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2006 and 2007 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At March 31, 2008, the Company had $327.5 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at March 31, 2008, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a shock test and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the three-months ended March 31, 2008, the fair market value of the original derivative asset decreased by $1.7 million to a derivative liability of approximately $2.7 million.  Approximately $0.3 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $1.4 million ($0.8 million, net of taxes) was recorded as a decrease to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a shock test to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the original derivative.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2008, and as a result, $11.2 million ($6.6 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to the swap liability, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At March 31, 2008, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.7 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))) were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

After several rounds of pleading challenges to Plaintiff’s various renditions of the complaint, all but one pharmaceutical manufacturing company, AstraZeneca, LP, were dismissed from the case, leaving only Albertsons, Inc., Adheris, and AstraZeneca as the remaining defendants (“Defendants”) in this action.  In the latest pleading challenge to Plaintiff’s Fifth Amended Complaint, the remaining defendants were successful in eliminating a number of claims, including fraud-based and breach of privacy claims.  Plaintiff’s class allegations were stricken as improper with leave to amend.  The operative Sixth Amended Complaint, which was filed on January 6, 2008, alleges five causes of action against Defendants.  Three of these claims – violation of the CMIA, breach of fiduciary duty, and unjust enrichment – are alleged against Adheris.  Defendants intend to pursue another round of pleading challenges to strike Plaintiff's claims, including another attempt to strike Plaintiff's class allegations as improper.  These motions are scheduled to be heard on May 16, 2008.

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

Indemnification Claim.  In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer.   The lawsuit seeks class action certification and brings claims against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that we and our appointed counsel would have control over the defense of this matter.

Our insurer, Chubb Group, is defending this action under reservation of rights.

With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A.  Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2007.

ITEM 5.  Other Information

Blue Ridge Credit Facility

On February 27, 2008, we entered into an unsecured credit facility (the "Blue Ridge facility") with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A.  We entered into an amendment to the Blue Ridge Facility as of May 7, 2008 that extended the maturity date of the Blue Ridge Facility from December 1, 2008 to July 1, 2009 (or the day following the redemption of all of our shares of the CSCP, if earlier).  We have not borrowed any funds under this credit facility.

Certain Equity Issuances

 As of March 27, 2008, in connection with the payment of the earnout obligation for 2007 under the purchase agreement relating to our acquisition of Synergos, we issued for the account of the seller a total of 12,568 unregistered shares of common stock.

As of April 20, 2008, in connection with the payment of the earnout obligation for the period ended March 31, 2007 under the purchase agreement relating to our acquisition of Jeffrey Simbrow Associates ULC, we issued for the account of the sellers a total of 37,135 unregistered shares of common stock.

The common stock issuances described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  In each case, there was no general solicitation or advertising and the number of recipients of such unregistered shares was limited and/or sophisticated.

ITEM 6.                      Exhibits

10.26	Letter Agreement dated February 27, 2008 between Blue Ridge Investments, L.L.C. and inVentiv Health, Inc., as amended by letter amendment dated May 7, 2008

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: May 12, 2008	By:	/s/ David S. Bassin
Name: David S. Bassin
Title: Chief Financial Officer