Form 10-Q
period 2008-06-30
INVENTIV HEALTH INC
filed 2008-08-08
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

As of July 31, 2008, there were 33,213,323 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007

Condensed Consolidated Income Statements for the three and six-months ended June 30, 2008 and 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2008 and 2007 (unaudited)

Notes to unaudited Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

EXHIBITS

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;
•	our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital to fund our operations;
•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;
•	our ability to successfully operate new lines of business;
•	our ability to manage our infrastructure and resources to support our growth;
•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;
•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;
•	the potential impact of government regulation on us and on our clients base;
•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;
•	our ability to recruit, motivate and retain qualified personnel, including sales representatives;
•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance;
•	the actual impact of the adoption of certain accounting standards;
•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; and
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

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2008 (unaudited)	2007
ASSETS
Current assets:
Cash and equivalents	$78,924	$50,973
Restricted cash and marketable securities	20,007	47,164
Accounts receivable, net of allowances for doubtful accounts of $3,141 and $3,098 at
June 30, 2008 and December 31, 2007, respectively	138,280	162,198
Unbilled services	113,005	89,384
Prepaid expenses and other current assets	14,514	19,836
Current deferred tax assets	3,461	4,279
Total current assets	368,191	373,834

Property and equipment, net	58,227	54,740
Equity investments	342	309
Goodwill	383,267	383,714
Other intangibles, net	280,075	281,122
Deposits and other assets	23,721	17,137
Total assets	$1,113,823	$1,110,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$13,596	$17,464
Current portion of long-term debt	3,300	3,300
Accrued payroll, accounts payable and accrued expenses	103,119	138,708
Current income tax liabilities	4,664	6,814
Client advances and unearned revenue	69,540	76,696
Total current liabilities	194,219	242,982

Capital lease obligations, net of current portion	22,232	20,945
Long-term debt	323,400	325,050
Non-current income tax liabilities	6,280	7,323
Deferred tax liabilities	17,162	13,164
Other non-current liabilities	25,875	23,766
Total liabilities	589,168	633,230

Commitments and contingencies

Minority interests	505	160

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,161,870 and 32,325,109
Shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	33	32
Additional paid-in-capital	386,665	362,116
Accumulated other comprehensive losses	(5,572)	(6,493)
Accumulated earnings	143,024	121,811
Total stockholders’ equity	524,150	477,466
Total liabilities and stockholders’ equity	$1,113,823	$1,110,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Six-months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$236,003	$193,455	$460,581	$369,846
Reimbursed out-of-pockets	49,039	38,979	86,782	84,544
Total revenues	285,042	232,434	547,363	454,390

Operating expenses:
Cost of services	144,786	122,728	287,575	239,901
Reimbursable out-of-pocket expenses	52,950	40,146	90,434	85,801
Selling, general and administrative expenses	59,278	54,445	121,484	95,030
Total operating expenses	257,014	217,319	499,493	420,732

Operating income	28,028	15,115	47,870	33,658
Interest expense	(6,309)	(3,884)	(12,691)	(7,446)
Interest income	417	502	1,247	1,342
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	22,136	11,733	36,426	27,554
Income tax provision	(8,751)	(4,445)	(14,393)	(9,859)
Income from continuing operations before minority interest in income of subsidiary and income (loss) from equity investments	13,385	7,288	22,033	17,695
Minority interest in income of subsidiary	(316)	(234)	(892)	(489)
Income (loss) from equity investments	6	111	(35)	346
Income from continuing operations	13,075	7,165	21,106	17,552

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	94	92	107	175
Net income from discontinued operations	94	92	107	175

Net income	$13,169	$7,257	$21,213	$17,727

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.40	$0.23	$0.64	$0.57
Diluted	$0.39	$0.22	$0.63	$0.55
Discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.01	$0.01	$0.01
Net income:
Basic	$0.40	$0.23	$0.65	$0.57
Diluted	$0.39	$0.23	$0.64	$0.56
Weighted average common shares outstanding:
Basic	33,066	31,336	32,844	30,874
Diluted	33,519	32,026	33,349	31,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Six-months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,213	$17,727
Income from discontinued operations	(107)	(175)
Income from continuing operations	21,106	17,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,476	8,508
Amortization	7,433	3,901
Loss (income) from equity investments	35	(346)
Minority interest in income of subsidiary	892	489
Fair market value adjustment on derivative financial instrument	660	(589)
Deferred taxes	4,816	5,851
Impairment of marketable securities	455	--
Stock compensation expense	5,741	4,961
Tax benefit from stock option exercises and vesting of restricted shares	3,015	7,892

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	23,918	21,540
Unbilled services	(23,621)	(14,623)
Prepaid expenses and other current assets	5,322	(6,341)
Accrued payroll, accounts payable and accrued expenses	(4,971)	(1,398)
Net tax liabilities	(5,528)	(5,870)
Client advances and unearned revenue	(7,156)	(9,374)
Excess tax benefits from stock based compensation	(669)	(6,420)
Other	2,481	(7,705)
Net cash provided by continuing operations	43,405	18,028
Net cash used in discontinued operations	(49)	(166)
Net cash provided by operating activities	43,356	17,862

Cash flows from investing activities:
Restricted cash balances and marketable securities	21,605	(125)
Investment in cash value of life insurance policies	(1,681)	(2,556)
Cash paid for acquisitions, net of cash acquired	(3,181)	(49,524)
Acquisition earn-out payments	(16,813)	(23,055)
Equity investments	(68)	(48)
Purchases of property and equipment	(8,973)	(4,189)
Proceeds from manufacturers rebates on leased vehicles	856	260
Net cash used in continuing operations	(8,255)	(79,237)
Net cash provided by discontinued operations	156	341
Net cash used in investing activities	(8,099)	(78,896)

Cash flows from financing activities:
Repayments on long-term debt	(1,650)	(834)
Borrowings under line of credit	--	20,000
Repayments on capital lease obligations	(6,935)	(7,456)
Withholding shares for taxes	(1,047)	(661)
Proceeds from exercise of stock options	2,130	5,816
Excess tax benefits from stock-based compensation	669	6,420
Distributions to minority interests in affiliated partnership	(547)	(678)
Net cash (used in) provided by continuing operations	(7,380)	22,607
Net cash (used in) provided by discontinued operations	--	--
Net cash (used in) provided by financing activities	(7,380)	22,607

Effect of exchange rate changes	74	60

Net change in cash and equivalents	27,951	(38,367)
Cash and equivalents, beginning of period	50,973	79,835
Cash and equivalents, end of period	$78,924	$41,468

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,823	$6,575
Cash paid for income taxes	$12,627	$11,177
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$12,071	$11,546
Stock issuance related to acquisitions	$17,044	$34,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, the Company provides medical cost containment services to payors in its patient outcomes business.  The Company’s goal is to assist its customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

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

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure.  In August 2007, the Company added a fourth operating segment, inVentiv Patient Outcomes, for financial reporting purposes.  This new segment more closely links the Company's various patient-oriented business units.  The Company also realigned some of its divisions to reflect the new segment reporting, which is reflected in the accompanying condensed consolidated financial statements.  See Note 20, Segment Information, for further details.

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2008:

•
inVentiv Clinical, which provides professional resourcing and services to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos;

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007);

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007) and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”) and AWAC (acquired in July 2007).

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the condensed consolidated income statements of the Company for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated cash flows for the six-months ended June 30, 2008 and 2007.  Operating results for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

3.           Recently Issued Accounting Standards:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards , AU Section 411, " The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe that SFAS 162 will have a material impact on our Condensed Consolidated Financial Statements.

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

Patient Marketing Group - In August 2008, the Company completed the acquisition of the net assets of Patient Marketing Group, Inc. (“PMG”) for approximately $14.5 million in cash, excluding certain post-closing adjustments and direct acquisition costs yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on PMG’s performance measurements during 2008 and 2009.  PMG is headquartered in New Jersey and is a leading provider of patient relationship marketing services.

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

Ignite - In March 2007, the Company completed the acquisition of the assets of ignite comm.net and Incendia Health, Inc. (including its Incendia Health Studios brand of services, which is now operated as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010.  For the 12-month period ended March 31, 2008, approximately $6.3 million of cash and stock was accrued at June 30, 2008 and paid during the third quarter of 2008.  Ignite is based in Irvine, California and specializes in medical advertising and interactive communications targeting patients and caregivers.  Ignite’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

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

Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring. The Company was obligated to make certain earn-out payments, contingent on Synergos’s performance measurements during 2006 and 2007.  The amount accrued at December 31, 2006, and paid in 2007, with respect to Synergos for the 2006 earnout, was approximately $0.8 million in cash and stock. The amount accrued at December 31, 2007 for the 2007 earnout was approximately $0.9 million in cash and stock, which was paid in May 2008.    The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition.

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

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs.  To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, which was amended and restated on July 6, 2007, as more fully described in Note 11.  The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses.  The Company was obligated to make certain earn-out payments, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007.  inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006.  inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007.  inVentiv Communications, Inc.’s 2007 earnout was approximately $21.8 million in cash and stock, which was accrued at December 31, 2007, of which $17.8 million was paid in 2008 and $4.0 million remains accrued at June 30, 2008.  The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract.   The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

5.           Restricted Cash and Marketable Securities:

As part of the acquisition of CCA, there was approximately $1.7 million of restricted cash, of which $0.3 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are now reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.3 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at June 30, 2008 and December 31, 2007.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.2 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, the Company had $23.2 million and $45.3 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  During the second quarter of 2008, based on an update provided by CSCP, the Company has recorded $5.1 million of the $23.2 million balance as long-term.  The $5.1 million is classified as deposits and other assets on the June 30, 2008 Balance Sheet, which is expected to be distributed after the second quarter of 2009.  As the majority of the Company’s recorded balances in the CSCP continue to be short-term in nature, $18.1 million and $45.3 million, respectively,  are classified as restricted cash and marketable securities on the June 30, 2008 and December 31, 2007 Balance Sheets.  During the first half of 2008 and fourth quarter of 2007, the Company recorded $0.5 million and $0.8 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments held by the Company had AAA/Aaa credit ratings at the time of purchase.

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

The adoption of SFAS 123R resulted in stock-based compensation expense of $3.2 million, of which $0.8 million was recorded in cost of services and $2.4 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2008 and $2.5 million, of which $0.7 million was recorded in cost of services and $1.8 million recorded as SG&A for the three months ended June 30, 2007. For the six-months ended June 30, 2008, stock-based compensation expense was $5.7 million, of which $1.3 million was recorded in cost of services and $4.4 million recorded as SG&A; for the six-months ended June 30, 2007, stock-based compensation expense was $5.0 million, of which $1.3 million was recorded in cost of services and $3.7 million was recorded as SG&A.

Stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $3.2 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively, caused net income to decrease by $1.9 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and caused basic and diluted earnings per share to decrease by $0.06 per share and $0.05 per share for the three months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008 and June 30, 2007 the stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $5.7 million and $5.0 million, respectively, caused net income to decrease by $3.4 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively, and caused basic and diluted earnings per share to decrease by $0.10 per share and $0.09 per share for the six months ended June 30, 2008 and 2007, respectively.

Cash provided by financing activities increased by $0.7 million and $6.4 million for the six-months ended June 30, 2008 and 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	3.49%	--(1)	3.06%	4.77%
Expected volatility	37%	40%	37%	40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
            (1) In the second quarter of 2007, no options were granted by the Company, hence, the interest rate was not applicable.

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during the six months of 2008 and 2007 the volatility remains at a range of 37-40%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the six months ended 2008 and 2007 were 5.46% and 3.34%, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (“Stock Plan” or “LTIP”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans"), which was terminated at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 1.4 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s Equity Incentive Plans for the six months ended June 30, 2008 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,506	$19.43
Granted and assumed	261	$31.37
Exercised	(151)	$14.15
Forfeited/expired/cancelled	(17)	$26.40
Outstanding at June 30, 2008	1,599	$21.81	6.71	$11,796

Vested and expected to vest at June 30, 2008	1,544	$21.50	6.64	$11,755

Options exercisable at June 30, 2008	850	$16.41	5.32	$9,859

The weighted-average grant-date fair value of stock options granted during the three-months ended June 30, 2008 was $11.97 per share.  No stock options were granted during the three-months ended June 30, 2007.  The weighted-average grant-date fair value of stock options granted during the six-months ended June 30, 2008 and 2007 was $12.83 and $16.25 per share, respectively.   The total intrinsic value of options exercised during the three-months ended June 30, 2008 and 2007 was $0.8 million and $4.2 million, respectively, and was $2.1 million and $5.8 million during the six-months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, there was approximately $6.8 million and $6.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.5 years and 2.2 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.4 million and $4.5 million for the three months ended June 30, 2008 and 2007, respectively, and totaled $1.0 million and $4.5 million for the six-months ended June 30, 2008 and 2007, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$8.45	224,449	$6.86	3.33	224,449	$6.86
$9.15	To	$15.48	34,041	$13.00	5.89	27,791	$12.51
$15.96	To	$15.96	262,500	$15.96	6.23	212,500	$15.96
$16.89	To	$17.75	263,053	$17.39	4.67	181,413	$17.50
$18.20	To	$26.76	198,623	$24.92	7.31	88,125	$24.80
$26.77	To	$26.77	180,000	$26.77	7.96	90,000	$26.77
$28.66	To	$31.45	124,882	$29.73	9.50	1,800	$30.64
$32.55	To	$32.55	156,891	$32.55	9.55	--	$--
$35.01	To	$35.01	96,822	$35.01	8.56	24,213	$35.01
$37.21	To	$37.21	57,914	$37.21	9.01	--	$--
			1,599,175			850,291

A summary of the status and changes of the Company’s nonvested shares related to its Equity Incentive Plans as of and during the six months ended June 30, 2008 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	596	$29.41
Granted	288	$31.29
Released	(177)	$27.48
Forfeited	(17)	$30.17
Nonvested at June 30, 2008	690	$30.66

As of June 30, 2008 and December 31, 2007, there was approximately $16.1 million and $12.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.9 and 3.0 years, respectively. The total fair value of shares vested during the three and six months ended June 30, 2008 was $2.3 million and $5.4 million, respectively.  During the three and six-months ended June 30, 2007 the amounts were $1.5 million and $4.1 million, respectively.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended June 30,		Six-months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$13,075	$7,165	$21,106	$17,552
Weighted average number of common shares outstanding	33,066	31,336	32,844	30,874
Basic EPS from continuing operations	$0.40	$0.23	$0.64	$0.57

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$13,075	$7,165	$21,106	$17,552

Weighted average number of common shares outstanding	33,066	31,336	32,844	30,874
Stock options (1)	311	523	322	583
Restricted stock awards (2)	142	167	183	174
Total diluted common shares outstanding	33,519	32,026	33,349	31,631

Diluted EPS from continuing operations	$0.39	$0.22	$0.63	$0.55

(1)   For the three-months and six-months ended June 30, 2008, 391,306 and 362,267 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2007, 139,229 shares and 130,225 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and six-months ended June 30, 2008, 20,463 and 807 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2007, negligible amount of shares were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the six-months ended June 30, 2008 and 2007 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:
(in thousands)	January 1, 2008	Acquisitions		Contingent(1) Consideration	June 30, 2008
inVentiv Clinical	$56,944	$--		$32	$56,976
inVentiv Communications	190,958	(6,517	) (2)	6,220	190,661
inVentiv Commercial	45,773	--		--	45,773
inVentiv Patient Outcomes	90,039	11		(193)	89,857
Total	$383,714	$(6,506)		$6,059	$383,267

(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31, 2007 and March 31, 2008. (see Note 4)

(2)
The entire amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the Liedler acquisition, which was acquired on December 28, 2007.  Under SFAS 141, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As discussed in Part 2, Item 8 of our Annual Report on Form 10-K, since Liedler was acquired on December 28, 2007, the valuation was not completed by the time the 10-K was filed.  The allocation period of Liedler will culminate later this year when the Company finalizes its valuation in this investment.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

Other intangible assets consist of the following:

	June 30, 2008			December 31, 2007
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$110,169	$(21,415)	$88,754	$105,537	$(15,946)	$89,591
Technology	37,940	(3,105)	34,835	37,940	(1,714)	36,226
Noncompete agreement	1,506	(802)	704	880	(617)	263
Tradenames subject to amortization	2,338	(516)	1,822	1,211	(277)	934
Other	1,235	(535)	700	1,234	(386)	848
Total definite-life intangibles	153,188	(26,373)	126,815	146,802	(18,940)	127,862
Tradenames not subject to amortization (1)	153,260	--	153,260	153,260	--	153,260
Total other intangibles (2)	$306,448	$(26,373)	$280,075	$300,062	$(18,940)	$281,122

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $6.4 million increase in total gross other intangibles arise from the assignment of intangibles from the Liedler acquisition as described above.

The Company’s acquisitions have resulted in approximately $362.7 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$155,598	(1)
Customer relationships	110,169	10.8 years
Technology	37,940	14.5 years
Noncompete agreement	1,506	4.5 years
Other	975	3.5 years
Total	$306,188	(2)

(1)	$2.3 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 5.1 years.
(2)	Excludes $0.3 million of a definite-life intangible asset that was not acquisition-related.

Amortization expense, based on intangibles subject to amortization held at June 30, 2008, is expected to be $7.3 million for the remainder of 2008, $14.3 million in 2009, $13.9 million in 2010, $13.4 million in 2011, $13.0 million in 2012, $11.6 million in 2013 and $53.3 million thereafter.

Goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment on June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets.  The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2008.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement June 30, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$23,243	(1)	--	$23,243	(1)	--
Deferred Compensation Plan Assets	7,825		--	7,825		--
TOTAL ASSETS	$31,068		--	$31,068		--

LIABILITIES
Deferred Compensation Plan Liabilities	$7,857		--	$7,857		--
Derivative Liabilities	10,360		--	10,360		--
TOTAL LIABILITIES	$18,217		--	$18,217		--

(1) – As described in Note 5, the marketable securities balance of $23.2 million includes $18.1 million classified as restricted cash and marketable securities and $5.1 million as deposits and other assets, respectively, on the Company’s June 30, 2008 Balance Sheet.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

11.           Debt:

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans ("delayed draw term loans") that was to be advanced no later than January 6, 2008, which we elected not to draw, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty.  The Credit Agreement was used to:

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of June 30, 2008 and December 31, 2007 was 2.78% and 4.70%, respectively.  As disclosed in Note 13, the Company has two derivative financial instruments, totaling $327 million, to hedge against the new $330 million term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $4.1 million and $4.3 million and are included in Deposits and Other Assets on the balance sheet as of June 30, 2008 and December 31, 2007, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $12.9 million (including rebates of $0.9 million) and $11.6 million (including rebates of $0.3 million) during the six-months ended June 30, 2008 and 2007, respectively.  The Company also incurred net disposals of $9.4 million and $3.5 million during the six-months ended June 30, 2008 and 2007, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

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

We enter into interest rate swaps to manage interest rate risk associated with variable rate debt.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the first half of 2008, the fair market value of the original derivative asset decreased by $0.4 million from a liability of approximately $1.0 million to approximately $1.4 million.  Approximately $0.7 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while $0.3 million ($0.2 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2008, and as a result, $1.3 million ($0.8 million, net of taxes) was recorded as a increase to Other Comprehensive Income and an decrease to the swap liability for the first half of 2008, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008.  Based on current assumptions regarding the interest rate environment and other market conditions at June 30, 2008, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $5.8 million, of which $5.1 million will be included as part of our fixed interest on the loan for 2008.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   With the exception of the claims described below, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

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

After several rounds of pleading challenges to Plaintiff’s various renditions of the complaint, all but one pharmaceutical manufacturing company, AstraZeneca, LP, were dismissed from the case, leaving only Albertsons, Inc., Adheris, and AstraZeneca as the remaining defendants (“Defendants”) in this action.  In pleading challenge to Plaintiff’s Fifth Amended Complaint, the remaining defendants were successful in eliminating a number of claims, including fraud-based and breach of privacy claims.  Plaintiff’s class allegations were stricken as improper with leave to amend.  The operative Sixth Amended Complaint was filed on January 6, 2008.   Defendants moved on or about February 28, 2008 to strike certain of Plaintiff’s claims and Plaintiff's class allegations as improper.  These motions were denied.  In conjunction therewith, Plaintiff’s Motion for Reconsideration as to her breach of privacy claim was granted.  As a result, there are four live claims alleged against Adheris: (i) violation of the CMIA; (ii) breach of fiduciary duty; (iii) unjust enrichment; and (iv) breach of privacy.

On July 9, 2008, Albertsons filed a Motion for Summary Judgment on the grounds that all of Plaintiff’s claims were barred by the applicable statute of limitations.  Adheris intends to join in these arguments.  This motion currently is set to be heard on October 3, 2008.

On July 11, 2008, counsel for the parties entered into a 60-day litigation standstill to pursue settlement through mediation.  The agreement included taking off calendar all pending motions, discovery and depositions for 60 days.  The parties are in the process of selecting a mediator and preparing for mediation.

Adheris intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

The Company's insurer, AIG, is defending this action under reservation of rights.  The Company is unable to estimate the loss or range of loss that may result from this action.

Indemnification Claim.  In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer.   The lawsuit seeks class action certification and brings claims against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that PRS and its appointed counsel would have control over the defense of this matter.

The Company's insurer, Chubb Group, is defending this action under reservation of rights.  The Company is unable to estimate the loss or range of loss, if any,  in excess of the applicable deductible under the insurance policy that may result from this matter.

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $7.9 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at June 30, 2008 and December 31, 2007 was approximately $7.0 million and $5.4 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.8 million and $1.4 million as of June 30, 2008 and December 31, 2007, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

16.           Income Taxes

The effective tax rate for the six-month period ended June 30, 2008 was 40.5%.  The rate included a tax benefit relating to state taxes settled of approximately $0.3 million and a tax detriment relating to interest on unrecognized tax benefits of approximately $0.1 million.  The effective tax rate for the six-month period ended June 30, 2007 was 36.0%. The rate included a tax benefit relating to state taxes settled of approximately $0.6 million, $0.1 million of a tax detriment relating to interest on unrecognized tax benefits and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The amount of unrecognized tax benefit was $6.3 million as of December 31, 2007 and $5.8 million as of June 30, 2008.  Included in this balance were positions totaling $1.0 million at December 31, 2007 and at June 30, 2008 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded was $2.7 million at December 31, 2007 and at June 30, 2008.

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

17.           Stockholders’ Equity

The following table describes the 2008 activity in the Company’s Stockholders’ Equity accounts for the six-months ended June 30, 2008:

(in thousands, share amounts)	Common Stock	Additional Paid-In Capital	Accumulated earnings	Compre-hensive Income	Accumulated Other Comprehen-sive Losses (1)	Total
Balance at December 31, 2007	$32	$362,116	$121,811	--	$(6,493)	$477,466
Net income			21,213	$21,213		21,213
Net change in effective portion of derivative, net of taxes				932	932	932
Foreign currency translation Adjustment				(11)	(11)	(11)
				$22,134
Restricted stock expense		3,275				3,275
Withholding shares for taxes		(1,047)				(1,047)
Tax benefit from exercise of employee stock options and vesting of restricted stock		683				683
Proceeds from exercise of stock Options		2,130				2,130
Stock option expense		2,465				2,465
Issuance of shares in connection with Acquisitions	1	17,043				17,044
Balance at June 30, 2008	$33	$386,665	$143,024		$(5,572)	$524,150

(1) As of June 30, 2008 Accumulated Other Comprehensive Losses consists of a $0.8 million gain on currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, German and Canadian subsidiaries, and  equity investments and minority interests in our foreign business units as well as other comprehensive losses of approximately $6.4 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued

18.           Discontinued Operations:

For the six months ended June 30, 2008 and 2007, earnings from discontinued operations, net of taxes, were approximately $0.1 million and $0.2 million, respectively.  The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

19.           Related Parties:

Prior to May 15, 2007, R. Blane Walter, the Company’s Chief Executive Officer (who is also a member of the Board of Directors) and his brothers held a 46% indirect interest in the Westerville, Ohio facility leased by inVentiv Communications.  inVentiv Communications entered into the related lease prior to the time Mr. Walter became affiliated with the Company.  The terms of the lease were disclosed to our Board of Directors in connection with its approval of the acquisition of inVentiv Communications.

           The Company provided various services to Cardinal Health, Inc. ("Cardinal") during the first six months of 2008 in the ordinary course of its and Cardinal's business.  Revenues generated from services provided to Cardinal during the first six months of 2008 were approximately $0.4 million.  Robert Walter, who was Executive Chairman of Cardinal until November 2007 and an Executive Director thereafter, is Mr. Walter's father.  Matthew Walter, who is Mr. Walter’s brother, was a director of Cardinal until his resignation in January 2008.  Mr. Walter and his immediate family members collectively own less than 3% of the outstanding common stock of Cardinal.  Mr. Walter was not involved in any transactions between the Company and Cardinal and has formally recused himself from such transactions.

    inVentiv's Promotech business unit purchased warehouse consulting and procurement services from South Atlantic Systems ("SAS") during 2007. The contractual arrangements with SAS, which are continuing to be performed during 2008, provide for total expected payments of approximately $0.8 million.  Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.

20.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 1, the Company added a fourth segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following represents the Company’s reportable segments as of June 30, 2008:

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

As mentioned in footnote 4, subsequent to the second quarter of 2008 and prior to the release of the related condensed consolidated financial statements, the Company acquired PMG. PMG is expected to be reported in the inVentiv Patient Outcomes segment.

The following segment information has been prepared as if our inVentiv Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2007:

Three-months ended June 30, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$54,452	$96,061	$113,424	$29,745	$--	$293,682
Less: Intersegment revenues	(68)	(361)	(8,211)	--	--	(8,640)
Reported Revenues	$54,384	$95,700	$105,213	$29,745	$--	$285,042
Depreciation and amortization	552	2,551	3,889	1,295	12	8,299
Interest expense	--	33	296	1	5,979	6,309
Interest income	18	112	--	8	279	417
Segment income (loss) (1)	$4,951	$10,850	$12,035	4,953	$(10,653)	$22,136

Three-months ended June 30, 2007 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$46,966	$66,117	$100,380	$21,718	$--	$235,181
Less: Intersegment revenues	--	(195)	(2,552)	--	--	(2,747)
Reported Revenues	$46,966	$65,922	$97,828	$21,718	$--	$232,434
Depreciation and amortization	457	1,477	4,234	533	11	6,712
Interest expense	--	--	554	1	3,329	3,884
Interest income	15	95	20	29	343	502
Segment income (loss) (1)	$2,789	$8,888	$3,461	$3,500	$(6,905)	$11,733

Six-months ended June 30, 2008 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$106,638	$184,555	$207,148	$59,643	$--	$557,984
Less: Intersegment revenues	(169)	(581)	(9,871)	--	--	(10,621)
Reported Revenues	$106,469	$183,974	$197,277	$59,643	$--	$547,363
Depreciation and amortization	1,099	5,070	8,121	2,596	23	16,909
Interest expense	--	50	725	2	11,914	12,691
Interest income	68	346	--	25	808	1,247
Segment income (loss) (1)	$7,905	$23,488	$16,522	$9,717	$(21,206)	$36,426

Six-months ended June 30, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$88,410	$127,709	$200,296	$43,104	$--	$459,519
Less: Intersegment revenues	(3)	(420)	(4,706)	--	--	(5,129)
Reported Revenues	$88,407	$127,289	$195,590	$43,104	$--	$454,390
Depreciation and amortization	897	2,557	7,852	1,071	32	12,409
Interest expense	--	--	1,054	2	6,390	7,446
Interest income	36	305	33	48	920	1,342
Segment income (loss) (1)	$4,641	$17,293	$11,896	$7,073	$(13,349)	$27,554

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	June 30, 2008	December 31, 2007
Total Assets:
inVentiv Clinical	$135,567	$$127,426
inVentiv Communications	513,496	513,079
inVentiv Commercial	185,499	183,787
inVentiv Patient Outcomes	199,935	198,141
Other	79,326	88,423
Total assets	$1,113,823	$1,110,856

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

Business Segments

We currently serve our clients primarily through four business segments, which correspond to our reporting segments for 2008:

•
inVentiv Clinical, which provides professional resourcing and services to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos;

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007);

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007) and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”) and AWAC (acquired in July 2007).

During the third quarter of 2008, we acquired Patient Marketing Group (“PMG”), a  New Jersey-based business that is a leading provider of patient relationship marketing services.  As disclosed in Acquisitions and Divestitures below, PMG is expected to be reported in the inVentiv Patient Outcomes segment.

Business Strategy; Trends and Uncertainties

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

We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications, commercial and/or patient outcomes capabilities, add complementary client relationships and bring on board additional management talent.  We believe that our track record to-date in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful.  Acquisitions contributed significantly to our quarter-over-quarter growth for the six-month periods ended June 30, 2008 and 2007.

The success of our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  We believe that our business has been positively affected by a trend of pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility.  We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions.  We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities

Several challenges to our business became apparent during the second quarter that we believe will impact the performance of our businesses during the second half of 2008.

•
Impact of the FDA approval process on our customer base.  One of our large-scope new clients received non-approvals during the second quarter on two major drugs, and other clients also faced FDA non-approvals.  FDA non-approvals and delays in approval can significantly impact revenue, particularly in the inVentiv Communications segment, because of the relationship between the approval process and the amount and timing of client marketing expenditures to support the affected pharmaceutical products.

•
Estimates relating to fixed price components of our contract sales agreements.  Most of our contract sales agreements in the inVentiv Commercial division include fixed price components.  When pricing these contracts, we estimate the future costs of these fixed price components.  While we are the beneficiary of any savings we are able to achieve as compared to this estimated pricing, we also bear the risk of loss if costs prove to be higher than anticipated and those increased costs cannot be offset by savings in other areas.  Increased gas prices are impacting our inVentiv Commercial business through the fixed price components of our sales force agreements.  Although we are not able to adjust our contracts with our clients to absorb the additional costs in the short term, we expect over time to adjust our contracts, to minimize the exposure and incremental costs.

•
·Contraction of client marketing expenditures.  The tentativeness of clients to make marketing spend decisions is affecting the inVentiv Communications division.  Clients are reducing marketing expenditures through reducing the scopes of agency projects and delaying decisions on new marketing initiatives.

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

Acquisition	Type of Business	Segment (“inVentiv”)	Headquarters Location	Month Acquired
Patient Marketing Group	Patient relationship marketing	Patient Outcomes	New Jersey	August 2008
Chandler Chicco Agency	Public relations	Communications	New York	July 2007
AWAC	Medical cost containment services	Patient Outcomes	Georgia	July 2007
Addison Whitney	Global branding consultancy	Communications	North Carolina	June 2007
Strategyx	Strategic consulting	Commercial	New Jersey	June 2007
Ignite Health	Interactive communications agency	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario, Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Patient Outcomes	Massachusetts	February 2006
inVentiv Communications, Inc.	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Patient Outcomes	New Jersey	June 2004

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

Three-Months Ended June 30, 2008 Compared to Three-Months Ended June 30, 2007

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended June 30,
	2008		2007
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$54,384	19.1%	$46,966	20.2%
inVentiv Communications	95,700	33.6%	65,922	28.4%
inVentiv Commercial	105,213	36.9%	97,828	42.1%
inVentiv Patient Outcomes	29,745	10.4%	21,718	9.3%
Total revenues	285,042	100.0%	232,434	100.0%

Cost of services (1) (2):
inVentiv Clinical	37,395	68.8%	31,545	67.2%
inVentiv Communications	59,766	62.5%	41,488	62.9%
inVentiv Commercial	81,937	77.9%	76,266	78.0%
inVentiv Patient Outcomes	18,638	62.7%	13,575	62.5%
Total cost of services	197,736	69.4%	162,874	70.1%

Selling, general and administrative expenses	59,278	20.8%	54,445	23.4%

Total operating income	28,028	9.8%	15,115	6.5%
Interest expense	(6,309)	(2.2)%	(3,884)	(1.7)%
Interest income	417	0.1%	502	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	22,136	7.8%	11,733	5.0%
Income tax provision	(8,751)	(3.1)%	(4,445)	(1.9)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	13,385	4.7%	7,288	3.1%
Minority interest in income of subsidiary	(316)	(0.1%)	(234)	(0.1)%
Income from equity investments	6	--	111	0.1%
Income from continuing operations	13,075	4.6%	7,165	3.1%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	94	--	92	--
Income from discontinued operations	94	--	92	--

Net income	$13,169	4.6%	$7,257	3.1%

Earnings per share:
Continuing operations:
Basic	$0.40		$0.23
Diluted	$0.39		$0.22
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.00		$0.01
Net earnings:
Basic	$0.40		$0.23
Diluted	$0.39		$0.23
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $53 million, or 23%, to $285 million during the second quarter of 2008, from $232 million during the second quarter of 2007. Net revenues increased by approximately $42 million, or 22%, to $236 million during the second quarter of 2008, from $194 million in the second quarter of 2007.

inVentiv Clinical’s revenues were $54 million during the second quarter of 2008, an increase of $7 million compared to $47 million during  the second quarter of 2007.  inVentiv Clinical revenues accounted for 19% of total inVentiv revenues during the second quarter of 2008.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to increased placement of temporary personnel and increased traction in functional outsourcing.

inVentiv Communications’ revenues were $96 million during the second quarter of 2008, an increase of $30 million or 45% from the second quarter of 2007.  inVentiv Communications’ revenues accounted for 34% of total inVentiv revenues during the second quarter of 2008.  The majority of this increase is due to the incremental revenue relating to the acquisitions of Ignite, Chamberlain, Addison Whitney and CCA in 2007, while the remainder was from organic growth in the legacy Communications’ advertising agencies.

inVentiv Commercial’s revenues were $105 million during the second quarter of 2008, an increase of 7% from the second quarter of 2007.  inVentiv Commercial revenues accounted for 37% of total inVentiv revenues for the second quarter of 2008.  The second quarter of 2008 benefited from several new wins, expansions and incentive fees from certain sales contracts.  We continue to benefit from the industry trend towards cost efficient solutions, and are positioned as a market leader in flexible sales force solutions.

inVentiv Patient Outcomes’ revenues were $30 million during the second quarter of 2008, up $8 million from the second quarter of 2007.  Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, as well as AWAC, which the Company acquired in July 2007.

Cost of Services: Cost of services increased by approximately $35 million or 21%, to $198 million during the second quarter of 2008 from $163 million in the second quarter of 2007.  Cost of services as a percentage of revenues was 69% and 70% during the second quarter of 2008 and 2007, respectively.

inVentiv Clinical’s cost of services increased by approximately 16%, to $37 million during the second quarter of 2008 from $32 million during the second quarter of 2007.  Cost of services as a percentage of revenues was 69% and 67% during the second  quarter of 2008 and 2007, respectively.

inVentiv Communications’ cost of services increased by 46% to $60 million during the second quarter of 2008 when compared to the second quarter of 2007.  Most of this variance is due to new acquisitions as described above in Revenues.  Cost of services as a percentage of the segment’s revenues decreased slightly from 63% during the second quarter of 2007 to 62% during the second quarter of 2008, mainly due to the acquisitions of higher gross margin businesses.

Cost of services at inVentiv Commercial increased by approximately $6 million, or 8%, to $82 million in the second quarter of 2008, mainly due to the increase in revenues.  Cost of services was 78% of inVentiv Commercial’s revenues during both the second quarter of 2008 and 2007.

inVentiv Patient Outcomes cost of services increased by approximately $5 million, or 36%, to $19 million in the second quarter of 2008 from $14 million during the second quarter of 2007, mainly due to the acquisition of AWAC, and increased organic business at Adheris and Franklin, as mentioned above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $5 million, or 9%, to $59 million during the second quarter of 2008 from $54 million during the second quarter of 2007, mainly due to increased acquisitions in 2007.

SG&A expenses at inVentiv Clinical decreased by 8% from the second quarter of 2007 to the second quarter of 2008.

SG&A expenses at inVentiv Communications increased $9 million to $25 million during the second quarter of 2008.  New acquisitions constituted most of this increase.

SG&A expenses at inVentiv Commercial decreased by approximately $7 million to $11 million during the second quarter of 2008 from $18 million during the second quarter of 2007.  The majority of this decrease was due to a receivables reserve recorded during the second quarter of 2007 relating to a client that declared Chapter 11 bankruptcy.  Prior to the client bankruptcy in 2007, we have not historically had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories.

SG&A expenses at inVentiv Patient Outcomes increased by $1 million to $6 million during the second quarter of 2008, mainly due to the acquisition of AWAC.

Other SG&A was approximately $5 million for the second quarter of 2008, an increase of approximately $1 million from the second quarter of 2007.  The increase was mainly related to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from additional corporate personnel transferring from the operating units.

Interest Expense:  Interest expense increased by approximately $2.4 million, or 62%, from the second quarter of 2007 to the second quarter of 2008, mainly due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the second quarter of 2008 was 40.1%, versus 38.3% during the second quarter of 2007.  The rate for the second quarter of 2008 and 2007 included approximately $0.3 million of a tax benefit ($0.2 million after federal tax effect) and $0.6 million of a tax benefit ($0.4 million after federal tax effect) relating to state taxes settled, respectively. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income increased by approximately $6 million to $13 million during the second quarter of 2008 when compared to the second quarter of 2007.  Diluted earnings per share increased to $0.40 per share during the second quarter of 2008 from $0.23 per share during the second quarter of 2007.  Overall EPS and net income increased between quarters because of increased business wins, new acquisitions and the impact of the increase in the uncollectible receivable reserve, which lowered EPS during the second quarter of 2007.

Six-months Ended June 30, 2008 Compared to Six-months Ended June 30, 2007

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Six-months Ended June 30,
	2008		2007
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$106,469	19.5%	$88,407	19.5%
inVentiv Communications	183,974	33.6%	127,289	28.0%
inVentiv Commercial	197,277	36.0%	195,590	43.0%
inVentiv Patient Outcomes	59,643	10.9%	43,104	9.5%
Total revenues	547,363	100.0%	454,390	100.0%

Cost of services (1)(2):
inVentiv Clinical	73,924	69.4%	60,577	68.5%
inVentiv Communications	109,361	59.4%	82,495	64.8%
inVentiv Commercial	157,594	79.9%	155,986	79.8%
inVentiv Patient Outcomes	37,130	62.3%	26,644	61.8%
Total cost of services	378,009	69.1%	325,702	71.7%

Selling, general and administrative expenses	121,484	22.2%	95,030	20.9%

Total operating income	47,870	8.7%	33,658	7.4%
Interest expense	(12,691)	(2.3)%	(7,446)	(1.6)%
Interest income	1,247	0.2%	1,342	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and (loss) income from equity investments	36,426	6.6%	27,554	6.1%
Income tax provision	(14,393)	(2.6)%	(9,859)	(2.2)%
Income from continuing operations before minority interest in income of subsidiary and (loss) income from equity investments	22,033	4.0%	17,695	3.9%
Minority interest in subsidiary	(892)	(0.1)%	(489)	(0.1)%
(Loss) income from equity investments	(35)	--	346	0.1%
Income from continuing operations	21,106	3.9%	17,552	3.9%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	107	--	175	--
Income from discontinued operations	107	--	175	--

Net income	$21,213	3.9%	$17,727	3.9%

Earnings per share:
Continuing operations:
Basic	$0.64		$0.57
Diluted	$0.63		$0.55
Discontinued operations:
Basic	$0.01		$0.00
Diluted	$0.01		$0.01
Net earnings:
Basic	$0.65		$0.57
Diluted	$0.64		$0.56
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $93 million, or 20%, to $547 million during the six-months ended June 30, 2008, from $454 million during the six-months ended June 30, 2007.  Net revenues increased by approximately $91 million, or 25%, to $461 million during the six-months ended June 30, 2008, from $370 million during the six-months ended June 30, 2007.

inVentiv Clinical’s revenues were $106 million during the six months ended June 30, 2008, an increase of $18 million compared to $88 million during  the six months ended June 30, 2007.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services.

inVentiv Communications’ revenues were $184 million during the six months ended June 30, 2008, an increase of $57 million or 45% from the six months ended June 30, 2007.  inVentiv Communications’ revenues accounted for 34% of total inVentiv revenues during the six months ended June 30, 2008.  Most of this increase is due to incremental revenue relating to the timing of 2007 acquisitions of Ignite, Chamberlain, Addison Whitney and CCA.

Revenues in our inVentiv Commercial segment were $197 million during the six months ended June 30, 2008, an   increase of approximately 1% from the six months ended June 30, 2007.  Select client wind-downs in late 2007 were replaced with additional sales force wins with several other clients during the first half of 2008, building on our strong track record in successfully redeploying sales teams.

inVentiv Patient Outcomes’ revenues were $60 million during the six months ended June 30, 2008, up $17 million from the six months ended June 30, 2007. Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, as well as AWAC, which the Company acquired in July 2007.

Cost of Services: Cost of services increased by approximately $52 million or 16%, to $378 million for the six months ended June 30, 2008 from $326 million in the six months ended June 30, 2007. Cost of services as a percentage of revenues decreased from 72% to 69% between the six months ended June 30, 2007 and 2008, respectively.

inVentiv Clinical’s cost of services increased by approximately $13 million, or 21%, to $74 million during the six months ended June 30, 2008 from $61 million during the six months ended June 30, 2007.  Cost of services as a percentage of revenues remained fairly constant at 69% during the six months ended June 30, 2007 and 2008.

inVentiv Communications’ cost of services increased by approximately $27 million, or 33%, to $109 million during the six months ended June 30, 2008 from $82 million during the six months ended June 30, 2007.  Cost of services as a percentage of revenues decreased from 65% to 59% as a result of acquisitions with larger gross margins, but higher SG&A.

Cost of services at inVentiv Commercial increased by approximately 1% from the six months ended June 30, 2007, in line with the increase in revenues as explained above.  Cost of services as a percentage of revenues remained fairly constant at 80% for both periods.

inVentiv Patient Outcomes’ cost of services increased by approximately $10 million, or 37%, to $37 million during the six months ended June 30, 2008 from $27 million during the six months ended June 30, 2007, mainly due to the acquisition of AWAC and increased organic business at Adheris and Franklin, as mentioned above.

SG&A: SG&A expenses increased by approximately $26 million, or 27%, to $121 million from $95 million in the six months ended June 30, 2008 and 2007, respectively, mainly due to increased acquisitions in 2007, offset by a receivables reserve arising from a client bankruptcy as described below.

SG&A expenses at inVentiv Clinical increased by approximately 9% from the six months ended June 30, 2007 to the six months ended June 30, 2008 due to increased selling expense and commissions from additional business and additional staffing requirements.

SG&A expenses at inVentiv Communications increased $23 million to $51 million during the six months ended June 30, 2008.  New acquisitions constituted the majority of this increase.

SG&A expenses at inVentiv Commercial decreased by approximately $5 million to $22 million during the six months ended June 30, 2008 from the six months ended June 30, 2007.  The majority of this decrease was due to a receivables reserve recorded during the second quarter of 2007 relating to a client that declared Chapter 11 bankruptcy.  Prior to the client bankruptcy in 2007, we have not historically had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories.

SG&A expenses at inVentiv Patient Outcomes increased by $4 million to $13 million during the six months ended June 30, 2008, mainly due to the acquisition of AWAC in 2007.

Other SG&A increased by approximately 25% to $10 million from the six months ended June 30, 2007 to the same period in 2008 The increase was mainly related to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from additional corporate personnel transferring from the operating units.

Interest Expense:  Interest expense increased by approximately $6 million, or 86%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, mainly due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the six-month period ended June 30, 2008 was 40.5%, versus an effective tax rate of 36.0% for the six months ended June 30, 2007.  For the six months ended June 30, 2008, the rate for the six months ended 2008 included approximately $0.3 million of a tax benefit ($0.2 million after federal tax effect). The rate at six months ended June 30, 2007 included approximately $0.6 million of a tax benefit ($0.4 million after federal tax effect) relating to state taxes settled, $0.1 million of a tax detriment relating to interest on unrecognized tax benefits and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income increased by approximately $3 million to $21 million during the six months ended June 30, 2008 when compared to the same period in 2007.  Diluted earnings per share increased to $0.64 per share during the six months ended June 30, 2008 from $0.56 per share during the six months ended June 30, 2007.  Overall EPS and net income increased between the periods because of increased business wins, new acquisitions and the impact of the increase in the uncollectible receivable reserve during the second quarter of 2007, which lowered EPS during the period.

Liquidity and Capital Resources

At June 30, 2008, inVentiv had $79 million of unrestricted cash and equivalents, an increase of $28 million from December 31, 2007.  For the six-months ended June 30, 2008 compared to June 30, 2007, cash provided by operations increased by $25 million from a source of $18 million to $43 million.  Cash used in investing activities decreased from $79 million to $8 million for the six-months ended June 30, 2007 and 2008, respectively.  Cash provided by financing activities decreased from a source of $23 million to a use of $7 million over the same comparative periods.

Cash provided by operations was $43 million during the six-months ended June 30, 2008, while cash provided by operations was $18 million in the six-months ended June 30, 2007.  This increase was, in large part, due to higher net income in 2008 as well as reduced excess tax benefits from stock based compensation.  In addition, $5 million of a former shareholder receivable was satisfied pursuant to the inVentiv Communications, Inc. acquisition related incentive plan.

Cash used in investing activities was $8 million for the six-months ended June 30, 2008 compared to $79 million used during the same period in 2007.  During the six months ended June 30, 2007, approximately $50 million of cash related to the acquisitions of Ignite, Chamberlain, Addison Whitney and Strategyx, while approximately $23 million of cash related to earnout contingency payments from previous acquisitions.  During the six months ended June 30, 2008, only $20 million was paid for acquisitions and earnouts.  During the six months ended June 30, 2008, the Company also received proceeds of $22 million from our investment in the Columbia Strategic Cash Portfolio (“CSCP”), with a balance remaining of $23 million at June 30, 2008.  As described in Note 5 of Part 1, Item 1, the $23 million balance includes $18 million classified as restricted cash and marketable securities and $5 million as deposits and other assets, respectively, on our June 30, 2008 Balance Sheet.

Cash used in financing activities was $7 million for the six-months ended June 30, 2008, compared to $23 million provided by financing activities for the six-months ended June 30, 2007.  Approximately $25 million was borrowed from the revolving credit facility in 2007, of which $20 million was outstanding at June 30, 2007, to help finance the Ignite, Chamberlain, Addison Whitney and Strategyx acquisitions and 2006 earnout payments from past acquisitions.  Stock options proceeds were lower in 2008 than 2007 due to the continued trend by the Company from stock options to restricted stock as well as lower exercises due to a decrease in stock price.

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

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2006 and 2007 acquisitions and our acquisition of PMG include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At June 30, 2008, the Company had $327 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at June 30, 2008, a hypothetical increase or decrease of 10% of our variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

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

We enter into interest rate swaps to manage interest rate risk associated with variable rate debt.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the first half of 2008, the fair market value of the original derivative asset decreased by $0.4 million from a liability of approximately $1.0 million to approximately $1.4 million.  Approximately $0.7 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while the remaining $0.3 million ($0.2 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2008, and as a result, $1.3 million ($0.8 million, net of taxes) was recorded as a increase to Other Comprehensive Income and an decrease to the swap liability for the first half of 2008, recorded as Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At June 30, 2008, the accumulated other comprehensive earnings related to foreign currency translations was approximately $0.8 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))) were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

After several rounds of pleading challenges to Plaintiff’s various renditions of the complaint, all but one pharmaceutical manufacturing company, AstraZeneca, LP, were dismissed from the case, leaving only Albertsons, Inc., Adheris, and AstraZeneca as the remaining defendants (“Defendants”) in this action.  In pleading challenge to Plaintiff’s Fifth Amended Complaint, the remaining defendants were successful in eliminating a number of claims, including fraud-based and breach of privacy claims.  Plaintiff’s class allegations were stricken as improper with leave to amend.  The operative Sixth Amended Complaint was filed on January 6, 2008.   Defendants moved on or about February 28, 2008 to strike certain of Plaintiff’s claims and Plaintiff's class allegations as improper.  These motions were denied.  In conjunction therewith, Plaintiff’s Motion for Reconsideration as to her breach of privacy claim was granted.  As a result, there are four live claims alleged against Adheris: (i) violation of the CMIA; (ii) breach of fiduciary duty; (iii) unjust enrichment; and (iv) breach of privacy.

On July 9, 2008, Albertsons filed a Motion for Summary Judgment on the grounds that all of Plaintiff’s claims were barred by the applicable statute of limitations.  Adheris intends to join in these arguments.  This motion currently is set to be heard on October 3, 2008.

On July 11, 2008, counsel for the parties entered into a 60-day litigation standstill to pursue settlement through mediation.  The agreement included taking off calendar all pending motions, discovery and depositions for 60 days.  The parties are in the process of selecting a mediator and preparing for mediation.

Adheris intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

The Company's insurer, AIG, is defending this action under reservation of rights.  The Company is unable to estimate the loss or range of loss that may result from this action.

Indemnification Claim.  In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer.   The lawsuit seeks class action certification and brings claims against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that PRS and its appointed counsel would have control over the defense of this matter.

The Company's insurer, Chubb Group, is defending this action under reservation of rights.

With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A.  Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2007.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 11, 2008, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of seven directors to the Board of Directors for a term of one year, expiring at the 2009 Annual Meeting:

	For	Withheld
Eran Broshy	27,100,135	1,677,899
A. Clayton Perfall	23,792,572	4,972,985
Per G.H. Lofberg	28,223,513	542,044
Mark E. Jennings	27,785,322	980,235
Craig Saxton, M.D.	24,235,332	4,530,225
Terrell G. Herring	26,504,647	2,273,387
R. Blane Walter	23,996,766	4,781,268

Pursuant to Form 8-K filed on May 27, 2008, Mr. John Harris resigned from the Board of Directors effective May 21, 2008, and accordingly, did not stand for reelection.

(ii) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2008:

	For	Withheld	Abstain	Broker Non-Votes
Deloitte & Touche LLP ratification	28,599,523	128,609	37,425	12,478

ITEM 5.  Other Information

As of July 28, 2008, in connection with the payment of the earnout obligation for the twelve months ended March 31, 2008 under the purchase agreement relating to our acquisition of Ignite, we issued for the account of Ignite a total of 48,026 unregistered shares of common stock.

The common stock issuance described above was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  There was no general solicitation or advertising and the recipients of such unregistered shares were limited in number and/or sophisticated.

ITEM 6.                      Exhibits

10.5.2	Employment Agreement dated as of June 11, 2008 between the Registrant and Eran Broshy.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inVentiv Health, Inc.

August 8, 2008	By:	/s/ David S. Bassin
David S. Bassin
Chief Financial Officer and Secretary
(Principal financial officer and principal accounting officer)