Form 10-Q
period 2008-09-30
INVENTIV HEALTH INC
filed 2008-11-07
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 33,262,369 outstanding shares of the registrant's common stock.

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
         in the future in order to maintain our competitiveness;

•	our expectations regarding the impact of our acquisitions, joint ventures and partnerships;
•	our expectations regarding the impact of the adoption of certain accounting standards;
•	our expectations regarding the potential impact of pending litigation; and
•	our expectations regarding the liquidation of the Columbia Strategic Cash Portfolio.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the potential impact of a recessionary environment on our customers and business;
•	our ability to sufficiently increase our revenues and maintain or decrease expenses and cash capital expenditures to permit us to fund our operations;
•
our ability to continue to comply with the covenants and terms of our credit facility and to access sufficient capital under our credit agreement or from other sources of debt or equity financing to fund our operations;

•	the impact of any default by any of our credit providers or swap counterparties;
•	our ability to accurately forecast costs to be incurred in providing services under fixed price contracts, including with respect to the leasing costs for our fleet vehicles and related fuel costs;
•	the possibility that customer agreements will be terminated or not renewed;
•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;

•	our ability to successfully operate new lines of business;
•	our ability to manage our infrastructure and resources to support our growth;
•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;
•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;
•	the potential impact of government regulation on us and on our clients base;
•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;
•	our ability to recruit, motivate and retain qualified personnel, including sales representatives and clinical staff;
•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance;
•	the actual impact of the adoption of certain accounting standards;
•	the actual outcome of pending litigation;
•	any potential impairment of intangible assets derived from reductions in market capitalization;
•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; and
•
             our inability to determine the actual time at which the liquidation of our Columbia Strategic Cash Portfolio will be completed or the total losses that we will actually realize from that investment vehicle.

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

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2008 (unaudited)	2007
ASSETS
Current assets:
Cash and equivalents	$86,880	$50,973
Restricted cash and marketable securities	12,773	47,164
Accounts receivable, net of allowances for doubtful accounts of $3,377 and $3,098 at
September 30, 2008 and December 31, 2007, respectively	148,301	162,198
Unbilled services	105,653	89,384
Prepaid expenses and other current assets	13,968	19,836
Current deferred tax assets	4,846	4,279
Total current assets	372,421	373,834

Property and equipment, net	66,951	54,740
Equity investments	220	309
Goodwill	388,238	383,714
Other intangibles, net	285,305	281,122
Deposits and other assets	22,042	17,137
Total assets	$1,135,177	$1,110,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$15,471	$17,464
Current portion of long-term debt	3,300	3,300
Accrued payroll, accounts payable and accrued expenses	94,642	138,708
Current income tax liabilities	3,046	6,814
Client advances and unearned revenue	73,691	76,696
Total current liabilities	190,150	242,982

Capital lease obligations, net of current portion	28,715	20,945
Long-term debt	322,575	325,050
Non-current income tax liabilities	5,584	7,323
Deferred tax liabilities	19,795	13,164
Other non-current liabilities	25,884	23,766
Total liabilities	592,703	633,230

Commitments and contingencies

Minority interests	375	160

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,255,812 and 32,325,109
Shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	33	32
Additional paid-in-capital	392,204	362,116
Accumulated other comprehensive losses	(6,485)	(6,493)
Accumulated earnings	156,347	121,811
Total stockholders’ equity	542,099	477,466
Total liabilities and stockholders’ equity	$1,135,177	$1,110,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$243,383	$212,650	$703,964	$582,496
Reimbursed out-of-pockets	45,790	42,263	132,572	126,807
Total revenues	289,173	254,913	836,536	709,303

Operating expenses:
Cost of services	153,427	131,575	441,001	371,475
Reimbursable out-of-pocket expenses	48,649	42,977	139,083	128,779
Selling, general and administrative expenses	59,498	51,515	180,983	146,545
Total operating expenses	261,574	226,067	761,067	646,799

Operating income	27,599	28,846	75,469	62,504
Interest expense	(6,443)	(6,574)	(19,134)	(14,020)
Interest income	438	727	1,684	2,068
Income from continuing operations before income tax provision, minority interest in income of subsidiary and (loss) income from equity investments	21,594	22,999	58,019	50,552
Income tax provision	(8,125)	(8,711)	(22,518)	(18,569)
Income from continuing operations before minority interest in income of subsidiary and (loss) income from equity investments	13,469	14,288	35,501	31,983
Minority interest in income of subsidiary	(130)	(246)	(1,022)	(736)
(Loss) income from equity investments	(13)	92	(47)	438
Income from continuing operations	13,326	14,134	34,432	31,685

Income from discontinued operations:
(Losses) gains on disposals of discontinued operations, net of taxes	(3)	90	104	266
Net (loss) income from discontinued operations	(3)	90	104	266

Net income	$13,323	$14,224	$34,536	$31,951

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.40	$0.44	$1.04	$1.01
Diluted	$0.40	$0.43	$1.03	$0.99
Discontinued operations:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.00	$0.00
Net income:
Basic	$0.40	$0.44	$1.05	$1.02
Diluted	$0.40	$0.43	$1.03	$0.99
Weighted average common shares outstanding:
Basic	33,215	32,232	32,969	31,331
Diluted	33,498	32,876	33,429	32,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Nine-months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$34,536	$31,951
Income from discontinued operations	(104)	(266)
Income from continuing operations	34,432	31,685
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	15,196	13,192
Amortization	11,302	7,315
Loss (income) from equity investments	47	(438)
Minority interest in income of subsidiary	1,022	736
Fair market value adjustment on derivative financial instrument	1,001	882
Deferred taxes	6,064	(2,225)
Impairment of marketable securities	607	--
Stock compensation expense	8,321	7,807
Tax benefit from stock option exercises and vesting of restricted shares	3,131	9,390

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	14,564	(4,171)
Unbilled services	(15,227)	(19,583)
Prepaid expenses and other current assets	6,031	(3,371)
Accrued payroll, accounts payable and accrued expenses	(6,054)	(5,038)
Net tax liabilities	(8,145)	2,234
Client advances and unearned revenue	(3,228)	(9,897)
Excess tax benefits from stock based compensation	(360)	(7,740)
Other	2,833	(5,077)
Net cash provided by continuing operations	71,537	15,701
Net cash used in discontinued operations	(52)	(215)
Net cash provided by operating activities	71,485	15,486

Cash flows from investing activities:
Restricted cash balances and marketable securities	28,687	(399)
Investment in cash value of life insurance policies	(886)	(2,618)
Cash paid for acquisitions, net of cash acquired	(18,031)	(164,711)
Acquisition earn-out payments	(22,126)	(23,475)
Equity investments	42	(48)
Purchases of property and equipment	(13,506)	(6,049)
Proceeds from manufacturers rebates on leased vehicles	3,773	3,718
Net cash used in continuing operations	(22,047)	(193,582)
Net cash provided by discontinued operations	156	481
Net cash used in investing activities	(21,891)	(193,101)

Cash flows from financing activities:
Net borrowings of long-term debt	--	166,250
Repayments on long-term debt	(2,475)	(1,659)
Repayments on capital lease obligations	(11,499)	(10,362)
Deferred financing costs for long-term debt	--	(2,154)
Withholding shares for taxes	(1,071)	(731)
Proceeds from exercise of stock options	2,372	6,559
Excess tax benefits from stock-based compensation	360	7,740
Distributions to minority interests in affiliated partnership	(807)	(899)
Net cash (used in) provided by continuing operations	(13,120)	164,744
Net cash (used in) provided by discontinued operations	--	--
Net cash (used in) provided by financing activities	(13,120)	164,744

Effect of exchange rate changes	(567)	255

Net change in cash and equivalents	35,907	(12,616)
Cash and equivalents, beginning of period	50,973	79,835
Cash and equivalents, end of period	$86,880	$67,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,727	$13,093
Cash paid for income taxes	$21,168	$13,592
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$20,139	$10,435
Stock issuance related to acquisitions	$18,921	$53,173

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

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2008:  See Note 20, Segment Information, for further details.

•
inVentiv Clinical, which provides professional resourcing and services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos;

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

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007) and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”), AWAC (acquired in July 2007) and Patient Marketing Group, Inc. (“PMG”) (acquired in August 2008).

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the condensed consolidated income statements of the Company for the three and nine months ended September 30, 2008 and 2007 and the condensed consolidated cash flows for the nine-months ended September 30, 2008 and 2007.  Operating results for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

3.           Recently Issued Accounting Standards:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards , AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe that SFAS 162 will have a material impact on its Condensed Consolidated Financial Statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective January 1, 2009.  The Company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements; however, this is mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 will become effective January 1, 2009.  The Company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company’s adoption of SFAS 159, effective January 1, 2008, did not have a material effect on its condensed consolidated balance sheets, results of operations and cash flows as we did not elect this fair value option.

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

PMG - In August 2008, the Company completed the acquisition of the net assets of PMG for approximately $15.2 million in cash, including certain post-closing adjustments and direct acquisition costs yet to be finalized.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on PMG’s performance measurements during 2008 and 2009.  PMG is headquartered in New Jersey and is a leading provider of patient relationship marketing services.  PMG’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

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

Ignite - In March 2007, the Company completed the acquisition of the assets of ignite comm.net and Incendia Health, Inc. (including its Incendia Health Studios brand of services, which is now operated as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earn-out payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010.  For the 12-month period ended March 31, 2008, approximately $6.3 million of cash and stock was accrued, of which approximately $6.2 million was paid during the third quarter of 2008.  Ignite is based in Irvine, California and specializes in medical advertising and interactive communications targeting patients and caregivers.  Ignite’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

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

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs.  To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, which was amended and restated on July 6, 2007, as more fully described in Note 11.  The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses.  The Company was obligated to make certain earn-out payments, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007.  inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006.  inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007.  inVentiv Communications, Inc.’s 2007 earnout was approximately $21.8 million in cash and stock, which was accrued at December 31, 2007, of which $18.5 million was paid in 2008 and $3.3 million remains accrued at September 30, 2008.  The portions adjusted in the subsequent years mainly relate to the finalization of the earn-outs for the previous years, as allowed under the contract.   The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

5.           Restricted Cash and Marketable Securities:

As of September 30, 2008, there was approximately $1.6 million of restricted cash, of which $0.3 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices of CCA and are reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.3 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at September 30, 2008 and December 31, 2007.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million and $0.2 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at September 30, 2008 and December 31, 2007, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of September 30, 2008 and December 31, 2007, the Company had $16.2 million and $45.3 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  During the third quarter of 2008, based on an update provided by CSCP, the Company has recorded $5.1 million of the $16.2 million balance as long-term.  The $5.1 million is classified as deposits and other assets on the September 30, 2008 Balance Sheet, which is expected to be distributed after the third quarter of 2009.  As the majority of the Company’s recorded balances in the CSCP continue to be short-term in nature, $11.1 million and $45.3 million, respectively,  are classified as restricted cash and marketable securities on the September 30, 2008 and December 31, 2007 Balance Sheets.  During the nine months ended September 30, 2008 and fourth quarter of 2007, the Company recorded $0.6 million and $0.8 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Subsequent to the end of the third quarter of 2008, based on current portfolio data available, there was approximately $0.7 million of additional impairment, which will be recorded during the fourth quarter of 2008 and may materially change depending on market conditions.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments held by the Company had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2009.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $1.4 million cumulative impairment charge through September 30, 2008, which excludes the subsequent additional impairment discussed in the preceding paragraph, does not have a material impact on the company's liquidity or financial flexibility.

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

6.           Employee Stock Compensation:

The Company follows SFAS No. 123 (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

The Company uses the modified prospective application method, as permitted under SFAS 123R, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest.  Under this method, compensation cost in the year of adoption includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, the date of adoption, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures.  Accordingly, prior periods amounts have not been restated.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

The adoption of SFAS 123R resulted in stock-based compensation expense of $2.6 million, of which $0.6 million was recorded in cost of services and $2.0 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended September 30, 2008 and $2.8 million, of which $0.7 million was recorded in cost of services and $2.1 million recorded as SG&A for the three months ended September 30, 2007. For the nine-months ended September 30, 2008, stock-based compensation expense was $8.3 million, of which $1.9 million was recorded in cost of services and $6.4 million recorded as SG&A; for the nine-months ended September 30, 2007, stock-based compensation expense was $7.8 million, of which $2.0 million was recorded in cost of services and $5.8 million was recorded as SG&A.

Stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $2.6 million and $2.8 million for the three months ended September 30, 2008 and 2007, respectively, caused net income to decrease by $1.6 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively, and caused basic and diluted earnings per share to decrease by $0.05 per share for the three months ended September 30, 2008 and 2007.  During the nine months ended September 30, 2008 and September 30, 2007 the stock-based compensation expense caused income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $8.3 million and $7.8 million, respectively, caused net income to decrease by $4.9 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively, and caused basic and diluted earnings per share to decrease by $0.15 per share and $0.14 per share for the nine months ended September 30, 2008 and 2007, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash provided by financing activities increased by $0.4 million and $7.7 million for the nine-months ended September 30, 2008 and 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	--(1)	4.90%	3.06%	4.81%
Expected volatility	40%	40%	37%	40%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the third quarter of 2008, no options were granted by the Company, hence, the interest rate was not applicable.

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during the nine months of 2008 and 2007 the volatility remains at a range of 37-40%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the nine months ended 2008 and 2007 were 6.92% and 3.36%, respectively.

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

The following table summarizes activity under the Company’s Equity Incentive Plans for the nine months ended September 30, 2008 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,506	$19.43
Granted and assumed	261	$31.37
Exercised	(170)	$13.96
Forfeited/expired/cancelled	(91)	$19.29
Outstanding at September 30, 2008	1,506	$22.13	6.74	$3,007

Vested and expected to vest at September 30, 2008	1,440	$21.74	6.66	$3,007

Options exercisable at September 30, 2008	836	$16.76	5.57	$2,967

The weighted-average grant-date fair value of stock options granted during the three-months ended September 30, 2008 was not applicable because no stock options were granted and $17.36 per share for the three-months ended September 30, 2007.  The weighted-average grant-date fair value of stock options granted during the nine-months ended September 30, 2008 and 2007 was $12.83 per share and $16.62 per share, respectively.   The total intrinsic value of options exercised during the three-months ended September 30, 2008 and 2007 was $0.2 million and $0.7 million, respectively, and was $2.4 million and $6.6 million during the nine-months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 and December 31, 2007, there was approximately $5.3 million and $6.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.4 years and 2.2 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements were negligible and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and totaled $1.0 million and $7.8 million for the nine-months ended September 30, 2008 and 2007, respectively.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$8.06	151,674	$6.21	2.05	151,674	$6.21
$8.45	To	$15.48	99,916	$10.00	5.27	99,916	$10.00
$15.96	To	$15.96	250,000	$15.96	5.98	250,000	$15.96
$16.89	To	$17.75	188,803	$17.26	5.88	112,413	$17.34
$18.20	To	$26.76	198,623	$24.92	7.05	88,750	$24.80
$26.77	To	$26.77	180,000	$26.77	7.70	90,000	$26.77
$28.66	To	$31.45	124,882	$29.73	9.24	4,352	$30.64
$32.55	To	$32.55	156,891	$32.55	9.30	--	--
$35.01	To	$35.01	96,822	$35.01	8.31	24,213	$35.01
$37.21	To	$37.21	57,914	$37.21	8.75	14,479	$37.21
			1,505,525			835,797

A summary of the status and changes of the Company’s nonvested shares related to its Equity Incentive Plans as of and during the nine months ended September 30, 2008 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	596	$29.41
Granted	313	$30.45
Released	(181)	$27.49
Forfeited	(38)	$28.66
Nonvested at September 30, 2008	690	$30.41

As of September 30, 2008 and December 31, 2007, there was approximately $14.1 million and $12.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.7 years and 2.8 years, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2008 was $0.1 million and $5.5 million, respectively.  During the three and nine-months ended September 30, 2007 the amounts were $0.2 million and $4.3 million, respectively.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended September 30,		Nine-months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations	$13,326	$14,134	$34,432	$31,685
Weighted average number of common shares outstanding	33,215	32,232	32,969	31,331
Basic EPS from continuing operations	$0.40	$0.44	$1.04	$1.01

Diluted EPS from Continuing Operations Computation
Income from continuing operations	$13,326	$14,134	$34,432	$31,685

Weighted average number of common shares outstanding	33,215	32,232	32,969	31,331
Stock options (1)	229	465	293	596
Restricted stock awards (2)	54	179	167	187
Total diluted common shares outstanding	33,498	32,876	33,429	32,114

Diluted EPS from continuing operations	$0.40	$0.43	$1.03	$0.99

(1)   For the three-months and nine-months ended September 30, 2008, 798,133 shares and 566,365 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2007, 180,724 shares and 143,941 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and nine-months ended September 30, 2008, 489,774 shares and 48,303 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2007, negligible amount of shares were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.           Significant Clients:

               During the nine-months ended September 30, 2008 and 2007 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:
(in thousands)	January 1, 2008	Acquisitions	Contingent Consideration(1)	Other	September 30, 2008
inVentiv Clinical	$56,944	$--	$32	$186	$57,162
inVentiv Communications	190,958	(6,517) (2)	6,107	863(3)	191,411
inVentiv Commercial	45,773	--	--	--	45,773
inVentiv Patient Outcomes	90,039	4,046	(193)	--	93,892
Total	$383,714	($2,471)	$5,946	$1,049	$388,238

(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31, 2007 and March 31, 2008. (see Note 4)

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

(3)	This amount relates to a tax adjustment on the Chamberlain acquisition accounted for under EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other intangible assets consist of the following:

	September 30, 2008			December 31, 2007
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$117,369	$(24,270)	$93,099	$105,537	$(15,946)	$89,591
Technology	39,440	(3,850)	35,590	37,940	(1,714)	36,226
Noncompete agreement	1,506	(847)	659	880	(617)	263
Tradenames subject to amortization	3,008	(666)	2,342	1,211	(277)	934
Other	1,234	(609)	625	1,234	(386)	848
Total definite-life intangibles	162,557	(30,242)	132,315	146,802	(18,940)	127,862
Tradenames not subject to amortization (1)	152,990	--	152,990	153,260	--	153,260
Total other intangibles (2)	$315,547	$(30,242)	$285,305	$300,062	$(18,940)	$281,122

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year.

(2)	The $15.5 million increase in total gross other intangibles arise from the assignment of intangibles from the Liedler and PMG acquisitions.

The Company’s acquisitions have resulted in approximately $367.5 million of goodwill and the following gross intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$155,998	(1)
Customer relationships	117,369	10.7 years
Technology	39,440	14.2 years
Noncompete agreement	1,506	4.5 years
Other	975	3.5 years
Total	$315,288	(2)

(1)	$3.0 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 5.0 years.
(2)	Excludes $0.3 million of a definite-life intangible asset that was not acquisition-related.

Amortization expense, based on intangibles subject to amortization held at September 30, 2008, is expected to be $3.9 million for the remainder of 2008, $15.5 million in 2009, $15.0 million in 2010, $14.6 million in 2011, $14.1 million in 2012, $12.6 million in 2013 and $56.6 million thereafter.

The balances recorded on the Company’s Condensed Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets.  The Company conducted its assessment and concluded that these balances were not impaired as of June 30, 2008, and has determined that there are no factors present that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts and therefore the Company believes that no impairment exists as of September 30, 2008.

As a result of recent market conditions, including the credit crisis, the Company, along with many other companies in and out of the industry, has experienced a decline in market capitalization.  The Company does not believe that an event occurred or circumstances changed that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts as of September 30, 2008, but it will continue to monitor economic conditions and other factors to determine whether an impairment test is warranted during future periods.  Continuance of the current market conditions and other factors could result in the Company determining that some or all of its goodwill and other intangible assets are impaired.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.           Fair Value Measurement

As discussed in Note 3, the Company adopted SFAS 157 on January 1, 2008 which requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$16,221 (1)	$--	$16,221 (1)	$--
Deferred Compensation Plan Assets	7,404	--	7,404	--
TOTAL ASSETS	$23,625	--	$23,625	--

LIABILITIES
Deferred Compensation Plan Liabilities	$7,418	--	$7,418	--
Derivative Liabilities	10,830	--	339	10,491
TOTAL LIABILITIES	$18,248	$--	$7,757	$10,491

(1) – As described in Note 5, the marketable securities balance of $16.2 million includes $11.1 million classified as restricted cash and marketable securities and $5.1 million as deposits and other assets, respectively, on the Company’s September 30, 2008 Balance Sheet.

As mentioned in Note 13 below, as a result of recent market conditions, the Company updated its valuation of its five-year interest rate derivative as of September 30, 2008, resulting in a credit value adjustment of $1.4 million to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting.  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, thus changing the classification from a Level 2 input to a Level 3 input.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.  The following is a rollforward of the Level 3 liability through September 30, 2008:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
Derivative
Balance at January 1, 2008	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	10,491
Balance at September 30, 2008	$10,491

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of September 30, 2008 and December 31, 2007 was 4.05% and 4.70%, respectively.  As disclosed in Note 12, the Company has two derivative financial instruments, totaling $326 million, to hedge against the new $330 million term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $4.0 million and $4.3 million and are included in Deposits and Other Assets on the balance sheet as of September 30, 2008 and December 31, 2007, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $23.9 million (including rebates of $3.8 million) and $14.2 million (including rebates of $3.7 million) during the nine-months ended September 30, 2008 and 2007, respectively.  The Company also incurred net disposals of $10.4 million and $4.6 million during the nine-months ended September 30, 2008 and 2007, respectively.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133.  The Company employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the nine months ended September 30, 2008, the fair market value of the original derivative asset increased by $0.7 million from a liability of approximately $1.0 million to approximately $0.3 million.  Approximately $1.0 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while $1.7 million ($1.0 million, net of taxes) was recorded as an increase to Other Comprehensive Income.  Due to the fact that this derivative ends on December 31, 2008, the fair value factors are not material, and as a result, no fair value adjustment was necessary at September 30, 2008.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2008, and accordingly, $0.2 million ($0.1 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $1.4 million credit value adjustment as discussed in Note 10.

Based on current assumptions regarding the interest rate environment and other market conditions at September 30, 2008, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $5.1 million, of which $4.7 million will be included as part of our fixed interest on the loan for 2008.

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

On July 11, 2008, counsel for the parties entered into a 60-day litigation standstill to pursue settlement through mediation.  The agreement included taking off calendar all pending motions, discovery and depositions for 60 days.  The parties are continuing to engage in settlement discussions, and we believe that a settlement can be achieved on terms that would have no material financial impact on Adheris, although no assurance can be given that a settlement will be achieved on such terms or at all.  Any settlement agreement will be subject to Court approval.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's insurer, AIG, is defending this action under reservation of rights.  The Company is unable to estimate the loss or range of loss that may result from this action if the proposed settlement is not consummated.  Adheris intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

Indemnification Claim.  In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that PRS and its appointed counsel would have control over the defense of this matter.

In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that PRS and its appointed counsel would have control over the defense of this matter.

The Company's insurer, Chubb Group, is defending this action under reservation of rights.  The parties have engaged in settlement discussions, and we believe that a settlement can be achieved on terms that would have no material financial impact on PRS, although no assurance can be given that a settlement will be achieved on such terms or at all.  Any settlement agreement will be subject to Court approval.  The Company is unable to estimate the loss or range of loss that may result from this action if the proposed settlement is not consummated.  PRS intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $7.4 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at September 30, 2008 and December 31, 2007 was approximately $6.2 million and $5.4 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $1.2 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.           Income Taxes

The effective tax rate for the nine-month period ended September 30, 2008 was 39.5%.  The rate included a tax benefit relating to state taxes settled of approximately $0.3 million, a tax detriment relating to interest on unrecognized tax benefits of approximately $0.1 million, $0.4 million of tax benefits relating to adjustments to amounts reflected in tax filings and $0.1 million of tax benefit relating to utilization of certain foreign net operating losses.  The effective tax rate for the nine-month period ended September 30, 2007 was 37.0%.  The rate included a tax benefit for federal and state taxes settled or statutes expired of approximately $0.8 million; $0.2 million of tax detriments relating to interest on unrecognized tax benefits and permanent item true- ups; $0.6 million of a tax benefit relating to state net operating losses; and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The gross amount of unrecognized tax benefit was $6.3 million as of December 31, 2007 and $5.6 million as of September 30, 2008.  Included in this balance were positions totaling $1.0 million at December 31, 2007 and at September 30, 2008 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded was $2.7 million at December 31, 2007 and at September 30, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.4 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Stockholders’ Equity

The following table describes the 2008 activity in the Company’s Stockholders’ Equity accounts for the nine-months ended September 30, 2008:

(in thousands, share amounts)	Common Stock	Additional Paid-In Capital	Accumulated earnings	Comprehensive Income	Accumulated Other Comprehensive Losses (1)	Total
Balance at December 31, 2007	$32	$362,116	$121,811	--	$(6,493)	$477,466
Net income			34,536	$34,536		34,536
Net change in effective portion of derivative, net of taxes				856	856	856
Foreign currency translation Adjustment				(848)	(848)	(848)
				$34,544
Restricted stock expense		4,843				4,843
Withholding shares for taxes		(1,071)				(1,071)
Tax benefit from exercise of employee stock options and vesting of restricted stock		496				496
Consultant compensation		72				72
Proceeds from exercise of stock Options		2,372				2,372
Stock option expense		3,478				3,478
Issuance of shares in connection with Acquisitions	1	18,920				18,921
Other		978				978
Balance at September 30, 2008	$33	$392,204	$156,347		$(6,485)	$542,099

(1) As of September 30, 2008, the $6.5 million of Accumulated Other Comprehensive Losses relates to the effective portion, net of taxes, of the Company’s derivative instruments, as described in Note 13.

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

18.           Discontinued Operations:

For the nine months ended September 30, 2008 and 2007, earnings from discontinued operations, net of taxes, were approximately $0.1 million and $0.3 million, respectively.  The gains on disposals of discontinued operations consisted of contingency payments due from the Company’s previously-divested Germany-based unit.

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

           The Company provided various services to Cardinal Health, Inc. ("Cardinal") during the first nine months of 2008 in the ordinary course of its and Cardinal's business.  Revenues generated from services provided to Cardinal during the first nine months of 2008 were approximately $0.4 million.  Robert Walter, who was Executive Chairman of Cardinal until November 2007 and an Executive Director thereafter, is Mr. Walter's father.  Matthew Walter, who is Mr. Walter’s brother, was a director of Cardinal until his resignation in January 2008.  Mr. Walter and his immediate family members collectively own less than 3% of the outstanding common stock of Cardinal.  Mr. Walter was not involved in any transactions between the Company and Cardinal and has formally recused himself from such transactions.

    inVentiv's Promotech business unit purchased warehouse consulting and procurement services from South Atlantic Systems ("SAS") during 2007. These contractual arrangements with SAS have been completed for 2008 and provided for total payments of approximately $0.8 million. Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.

20.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  The Company added a fourth segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following represents the Company’s reportable segments as of September 30, 2008:

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

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following segment information has been prepared as if our Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2007:

Three-months ended September 30, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$55,954	$84,538	$121,388	$31,824	$--	$293,704
Less: Intersegment revenues	--	(443)	(4,088)	--	--	(4,531)
Reported Revenues	$55,954	$84,095	$117,300	$31,824	$--	$289,173
Depreciation and amortization	591	2,508	4,991	1,490	9	$9,589
Interest expense	--	45	358	1	6,039	6,443
Interest income	15	146	--	8	269	438
Segment income (loss) (1)	$4,166	$9,382	$11,268	$6,801	$(10,023)	$21,594

Three-months ended September 30, 2007 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$50,799	$74,317	$106,416	$26,078	$--	$257,610
Less: Intersegment revenues	(144)	(547)	(2,006)	--	--	(2,697)
Reported Revenues	$50,655	$73,770	$104,410	$26,078	$--	$254,913
Depreciation and amortization	484	2,215	4,125	1,262	12	8,098
Interest expense	--	32	607	1	5,934	6,574
Interest income	6	222	23	28	448	727
Segment income (loss) (1)	$4,870	$11,049	$12,060	$4,510	$(9,490)	$22,999

Nine-months ended September 30, 2008 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$162,592	$269,093	$328,535	$91,467	$--	$851,687
Less: Intersegment revenues	(169)	(1,024)	(13,958)	--	--	(15,151)
Reported Revenues	$162,423	$268,069	$314,577	$91,467	$--	$836,536
Depreciation and amortization	1,690	7,579	13,111	4,086	32	26,498
Interest expense	--	96	1,083	2	17,953	19,134
Interest income	82	492	--	32	1,078	1,684
Segment income (loss) (1)	$12,072	$32,869	$27,789	$16,518	$(31,229)	$58,019

Nine-months ended September 30, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$139,209	$202,025	$306,712	$69,182	$--	$717,128
Less: Intersegment revenues	(147)	(966)	(6,712)	--	--	(7,825)
Reported Revenues	$139,062	$201,059	$300,000	$69,182	$--	$709,303
Depreciation and amortization	1,381	4,772	11,977	2,332	45	20,507
Interest expense	--	25	1,661	4	12,330	14,020
Interest income	42	526	56	76	1,368	2,068
Segment income (loss) (1)	$9,512	$28,342	$23,956	$11,582	$(22,840)	$50,552

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and gain (loss) from equity investments

(in thousands)	September 30, 2008	December 31, 2007
Total Assets:
inVentiv Clinical	$134,649	$$127,426
inVentiv Communications	507,608	513,079
inVentiv Commercial	193,283	183,787
inVentiv Patient Outcomes	214,825	198,141
Other	84,812	88,423
Total assets	$1,135,177	$1,110,856

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

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007) and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes, which provides services related to patient adherence, patient assistance and reimbursement, clinical educator teams and medical cost containment and disease management. This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”), AWAC (acquired in July 2007) and Patient Marketing Group, Inc. (“PMG”) (acquired in August 2008).

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

Business Strategy

Our strategy relies on both internal growth and acquisitions to meet our growth objectives.  Our businesses have generated strong revenue growth for the past several years.  Our internal revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice.  We have been successful historically in obtaining increasing amounts of repeat business from many of our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.  When relationships do not renew, we have been successful in redeploying personnel quickly and efficiently.

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

We seek out acquisitions in order to fill strategic gaps, selectively strengthen existing franchises, further strengthen and broaden our clinical, communications, commercial and/or patient outcomes capabilities, add complementary client relationships and bring on board additional management talent.  We believe that our track record to-date in identifying, negotiating, closing and integrating strategic, accretive acquisitions has been successful.  Acquisitions contributed significantly to our quarter-over-quarter revenue growth for the nine-month periods ended September 30, 2008 and 2007.

While we have reduced our level of acquisition activity during 2008, we will continue to evaluate our strategic position and intend to make opportunistic acquisitions that enable us to expand the scope of our service offerings and drive shareholder value.

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

During the three and nine-month periods ended September 30, 2008, revenues from 2008 acquisitions totaled $2.0 million, all of which was in our inVentiv Patient Outcomes segment.

Trends and Uncertainties

The Company is subject to a variety of risks, trends and uncertainties, which are a consequence of the macroeconomic environment, developments within our or our clients' industries and circumstances particular to inVentiv.  The risks to which we are subject include the risks described in Item 1A of our Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this report.

Outsourcing Trends and the Current Economic Environment

Our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  We believe that our business has been positively affected by a trend of pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility.  We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions.  We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities. We are also engaged in a continuous process of expanding and refining our service offerings, and pursuing cross-servicing opportunities within and across our business segments, in order to respond more flexibly to the market and address broader revenue opportunities with existing and new clients.

Current economic conditions in the U.S. and abroad make it extremely difficult for the Company to predict the near-term performance of its businesses, all of which are dependent in large part upon the performance of clients in the pharmaceutical and life sciences industries.  Although the pharmaceutical industry is generally regarded as anticyclical, a sustained recession, particularly a severe one, would be expected to result in increased budget scrutiny and efforts to significantly reduce expenditures in all areas of our clients' businesses.  During 2008, our inVentiv Communications division has been affected by the tentativeness of clients to make marketing spend decisions.  Some clients are reducing marketing expenditures through reducing the scopes of agency projects and delaying decisions on new marketing initiatives.  Management is addressing these challenges by taking steps to reduce fixed costs and create more flexibility in the Company’ s cost structure.  In the inVentiv Communications division in particular, we are: (1) reducing our fixed cost headcount; (2) supplementing resources with talented flex employees who work for us on an as-needed basis; and (3) creating a studio in our Columbus office to manage project-based graphic design and production needs for all of the agencies across the Communications division, which will enable us to reduce overhead, improve the quality and speed of service to our clients, and reduce our dependence on external vendors.

We believe that these steps will allow the Company to manage resources efficiently and to improve margins.  We also believe that as a result of the Company’s cost initiatives and the flexibility of it service offerings, the Company has an opportunity to capture increased market share in certain of its business segments..

Regulatory Uncertainty

Because most of our revenues are generated by businesses involved in the commercialization of pharmaceutical products, uncertainties surrounding the approval of our clients' pharmaceutical products directly affect us.  The pace at which a pharmaceutical product moves through the FDA approval process, and the application by the FDA of standards and procedures related to clinical testing, manufacturing, labeling claims and other matters are difficult to predict and may change over time.  One of our large-scope new clients received non-approvals during the second quarter of 2008 on two major drugs, and other clients also faced FDA non-approvals.  FDA non-approvals and delays in approval can significantly impact revenue, particularly in the inVentiv Communications segment, because of the relationship between the approval process and the amount and timing of client marketing expenditures to support the affected pharmaceutical products.

Critical Accounting Estimates

Most of our contract sales agreements in the inVentiv Commercial division include fixed price components.  When pricing these contracts, we estimate the future costs of these fixed price components.  While we are the beneficiary of any savings we are able to achieve as compared to this estimated pricing, we also bear the risk of loss if costs prove to be higher than anticipated and those increased costs cannot be offset by savings in other areas.  Accordingly, our financial condition and results of operations could be adversely impacted by any unanticipated increase in the general level of inflation or in pricing of specific products.

During 2008, unanticipated increases in the price of gasoline have resulted in our bearing fuel costs under certain of our contract sales representative agreements that exceeded contractual reimbursement rates. In addition, as a result of disruptions in the credit markets, we expect the leasing rates under new leases for fleet vehicles provided to our contract sales representatives to increase.  Although we are not able to adjust our contracts with our clients to absorb the additional costs in the short term, we expect over time to adjust our contracts, to minimize the exposure and incremental costs.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.  There has been no change, update or revision to the Company’s critical accounting policies subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2007.

Fair Value Measurement

The Company adopted SFAS 157 on January 1, 2008 which requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.  SFAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$16,221 (1)	$--	$16,221 (1)	$--
Deferred Compensation Plan Assets	7,404	--	7,404	--
TOTAL ASSETS	$23,625	--	$23,625	--

LIABILITIES
Deferred Compensation Plan Liabilities	$7,418	--	$7,418	--
Derivative Liabilities	10,830	--	339	10,491
TOTAL LIABILITIES	$18,248	$--	$7,757	$10,491

(1) – As described in Note 5, the marketable securities balance of $16.2 million includes $11.1 million classified as restricted cash and marketable securities and $5.1 million as deposits and other assets, respectively, on the Company’s September 30, 2008 Balance Sheet.

 As a result of recent market conditions, the Company updated its valuation of its five-year interest rate derivative as of September 30, 2008, resulting in a credit value adjustment of $1.4 million to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting.  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, thus changing the classification of the $10.5 million derivative liability from a Level 2 input to a Level 3 input.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

Three-Months Ended September 30, 2008 Compared to Three-Months Ended September 30, 2007

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended September 30,
	2008		2007
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$55,954	19.3%	$50,655	19.9%
inVentiv Communications	84,095	29.1%	73,770	28.9%
inVentiv Commercial	117,300	40.6%	104,410	41.0%
inVentiv Patient Outcomes	31,824	11.0%	26,078	10.2%
Total revenues	289,173	100.0%	254,913	100.0%

Cost of services (1) (2):
inVentiv Clinical	38,083	68.1%	33,725	66.6%
inVentiv Communications	50,267	59.8%	42,577	57.7%
inVentiv Commercial	95,553	81.5%	82,622	79.1%
inVentiv Patient Outcomes	18,173	57.1%	15,628	59.9%
Total cost of services	202,076	69.9%	174,552	68.5%

Selling, general and administrative expenses	59,498	20.6%	51,515	20.2%

Total operating income	27,599	9.5%	28,846	11.3%
Interest expense	(6,443)	(2.2)%	(6,574)	(2.6)%
Interest income	438	0.2%	727	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	21,594	7.5%	22,999	9.0%
Income tax provision	(8,125)	(2.8%)	(8,711)	(3.4)%
Income from continuing operations before minority interest in income of subsidiary and income from equity investments	13,469	4.7%	14,288	5.6%
Minority interest in income of subsidiary	(130)	(0.1%)	(246)	(0.1%)
Income from equity investments	(13)	--	92	--
Income from continuing operations	13,326	4.6%	14,134	5.5%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	(3)	--	90	0.1%
Income from discontinued operations	(3)	--	90	0.1%

Net income	$13,323	4.6%	$14,224	5.6%

Earnings per share:
Continuing operations:
Basic	$0.40		$0.44
Diluted	$0.40		$0.43
Discontinued operations:
Basic	$0.00		$0.00
Diluted	$0.00		$0.00
Net earnings:
Basic	$0.40		$0.44
Diluted	$0.40		$0.43
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $34 million, or 13%, to $289 million during the three months ended September 30, 2008, from $255 million during the three months ended September 30, 2007.  Net revenues increased by approximately $30 million, or 14%, to $243 million during the three months ended September 30, of 2008, from $213 million in the three months ended September 30, 2007.  During the three months ended September 30, 2008, revenues related to acquisitions consummated during 2008 approximated $2 million exclusively in inVentiv Patient Outcomes.

inVentiv Clinical’s revenues were $56 million during the third quarter of 2008, an increase of $5 million compared to third quarter of 2007.  inVentiv Clinical revenues accounted for 19% of total inVentiv revenues during the third quarter of 2008.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to increased placement of temporary personnel and increased traction in functional outsourcing.

inVentiv Communications’ revenues were $84 million during the third quarter of 2008, an increase of $10 million or 14% from the third quarter of 2007.  inVentiv Communications’ revenues accounted for 29% of total inVentiv revenues during the third quarter of 2008.  This increase is due to organic revenue growth, primarily in our public relations and advertising and communication support businesses.

inVentiv Commercial’s revenues were $117 million during the third quarter of 2008, an increase of 13% from the third quarter of 2007.  inVentiv Commercial revenues accounted for 41% of total inVentiv revenues for the third quarter of 2008.  The Company benefited from several new wins and expansions from certain sales contracts in 2008.  inVentiv Commercial continues to benefit from the industry trend towards cost efficient solutions, and is positioned as a market leader in flexible sales force solutions.

inVentiv Patient Outcomes’ revenues were $32 million during the third quarter of 2008, up $6 million from the third quarter of 2007.  Acquisition revenues represented 37% of this increase, with additional organic growth in the segment from our patient pharmaceutical compliance programs and clinical nurse educators, on-call specialists and medical science liaison programs.   The inVentiv Patient Outcomes segment, which was formed during the third quarter of 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment,  The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, AWAC, which the Company acquired in July 2007, and PMG, which the Company acquired in August 2008.

Cost of Services: Cost of services increased by approximately $27 million or 15%, to $202 million during the third quarter of 2008 from $175 million in the third quarter of 2007.  Most of this variance is due to organic growth as described above in Revenues.  Cost of services as a percentage of revenues was 70% and 69% during the third quarter of 2008 and 2007, respectively.

inVentiv Clinical’s cost of services increased by approximately 12%, to $38 million during the third quarter of 2008 from $34 million during the third quarter of 2007.  Cost of services as a percentage of revenues was 68% and 67% during the third quarter of 2008 and 2007, respectively.

inVentiv Communications’ cost of services increased by 16% to $50 million during the third quarter of 2008 when compared to the third quarter of 2007, mainly due to the increase in Revenues.  Most of this variance is due to organic growth as described above in Revenues.   Cost of services as a percentage of the segment’s revenues was 60% and 58% during the third quarter of 2008 and 2007, respectively.

Cost of services at inVentiv Commercial increased by approximately $14 million, or 17%, to $96 million in the third quarter of 2008, mainly due to the increase in revenues.  Cost of services was 82% of inVentiv Commercial’s revenues during the third quarter of 2008 and 79% of revenues during the third quarter of 2007.  This increased percentage of cost of services is primarily due to a change in the mix of business from full scope to limited scope teams.

inVentiv Patient Outcomes cost of services increased by approximately $2 million, or 13%, to $18 million in the third quarter of 2008 from $16 million during the third quarter of 2007, mainly due to the acquisition of PMG, and increased organic business at Adheris and TTI.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $7 million, or 13%, to $59 million during the third quarter of 2008 from $52 million during the third quarter of 2007, mainly due to incremental increase from 2007 acquisitions and overall compensation across our segments, as described below.

SG&A expenses at inVentiv Clinical increased by 17% from the third quarter of 2007 to the third quarter of 2008. This increase was primarily attributed to higher selling costs due to increased revenues, as well as additional costs related to infrastructure expansion in terms of people and technology.

SG&A expenses at inVentiv Communications increased $5 million to $25 million during the third quarter of 2008.  The increase was, in large part, directly related to the increased revenues in our public relations and advertising and communication support businesses as described in Revenues, as well as increased compensation across our other Communications businesses.

SG&A expenses at inVentiv Commercial increased by approximately $1 million to $10 million during the third quarter of 2008 from $9 million during the third quarter of 2007, which was mainly due to increased compensation across the segment relative to the respective periods.

SG&A expenses at inVentiv Patient Outcomes increased by $1 million to $7 million during the third quarter of 2008, mainly due to the acquisition of PMG.

Other SG&A was approximately $4 million for the third quarter of 2008, which was relatively consistent with the respective prior year period.

Net Interest Expense:  Net interest expense increased by approximately $0.2 million from the third quarter of 2008 to the third quarter of 2007 due to the lower interest income from our current investments.

Provision for Income Taxes: The effective tax rate for the third quarter of 2008 was 37.9%, versus 38.1% during the third quarter of 2007.  The rate for the third quarter of 2008 included approximately $0.4 million of tax benefits relating to adjustments to amounts reflected in tax filings and $0.1 million of tax benefit relating to utilization of certain foreign net operating losses, and the rate for 2007 included approximately $0.4 million of a tax benefit relating to the utilization of certain state net operating losses.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $1 million to $13 million during the third quarter of 2008 when compared to the third quarter of 2007.  Diluted earnings per share decreased to $0.40 per share during the third quarter of 2008 from $0.43 per share during the third quarter of 2007.  Overall EPS and net income decreased between quarters because of a change in business mix and increased costs.

Nine-months Ended September 30, 2008 Compared to Nine-months Ended September 30, 2007

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
(in thousands, except for per share data)	For the Nine-months Ended September 30,
	2008		2007
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$162,423	19.4%	$139,062	19.6%
InVentiv Communications	268,069	32.1%	201,059	28.3%
InVentiv Commercial	314,577	37.6%	300,000	42.3%
inVentiv Patient Outcomes	91,467	10.9%	69,182	9.8%
Total revenues	$836,536	100.0%	$709,303	100.0%

Cost of services (1)(2):
inVentiv Clinical	112,007	69.0%	94,301	67.8%
inVentiv Communications	159,628	59.6%	125,072	62.2%
inVentiv Commercial	253,146	80.5%	238,609	79.5%
inVentiv Patient Outcomes	55,303	60.5%	42,272	61.1%
Total cost of services	580,084	69.3%	500,254	70.5%

Selling, general and administrative expenses	180,983	21.7%	146,545	20.7%

Total operating income	75,469	9.0%	62,504	8.8%
Interest expense	(19,134)	(2.3)%	(14,020)	(2.0)%
Interest income	1,684	0.2%	2,068	0.3%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and (loss) income from equity investments	58,019	6.9%	50,552	7.1%
Income tax provision	(22,518)	(2.7)%	(18,569)	(2.6)%
Income from continuing operations before minority interest in income of subsidiary and (loss) income from equity investments	35,501	4.2%	31,983	4.5%
Minority interest in subsidiary	(1,022)	(0.1)%	(736)	(0.1)%
(Loss) income from equity investments	(47)	--	438	0.1%
Income from continuing operations	34,432	4.1%	31,685	4.5%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	104	--	266	--
Income from discontinued operations	104	--	266	--

Net income	$34,536	4.1%	$31,951	4.5%

Earnings per share:
Continuing operations:
Basic	$1.04		$1.01
Diluted	$1.03		$0.99
Discontinued operations:
Basic	$0.01		$0.01
Diluted	$0.00		$0.00
Net earnings:
Basic	$1.05		$1.02
Diluted	$1.03		$0.99
(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $128 million, or 18%, to $837 million during the nine-months ended September 30, 2008, from $709 million during the nine-months ended September 30, 2007.  Net revenues increased by approximately $122 million, or 21%, to $704 million during the nine-months ended September 30, 2008, from $582 million during the nine-months ended September 30, 2007.  During the nine months ended September 30, 2008, revenues related to acquisitions consummated during 2008 approximated $2 million exclusively in inVentiv Patient Outcomes.

inVentiv Clinical’s revenues were $162 million during the nine months ended September 30, 2008, an increase of $23 million compared to $139 million during  the nine months ended September 30, 2007.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services.

inVentiv Communications’ revenues were $268 million during the nine months ended September 30, 2008, an increase of $67 million or 33% from the nine months ended September 30, 2007.  inVentiv Communications’ revenues accounted for 32% of total inVentiv revenues during the nine months ended September 30, 2008.  Revenues from acquisition growth represented 76% of the increase, with the remaining increase due to the organic growth across all of the Communications’ revenue streams.

Revenues in our inVentiv Commercial segment were $315 million during the nine months ended September 30, 2008, an   increase of approximately 5% from the nine months ended September 30, 2007.  Approximately 17% of this increase was due to acquisition growth, with the remainder relating to organic growth from several new wins and expansions from certain sales contracts in 2008.  inVentiv Commercial continues to benefit from the industry trend towards cost efficient solutions, and are positioned as a market leader in flexible sales force solutions.

inVentiv Patient Outcomes’ revenues were $91 million during the nine months ended September 30, 2008, up $22 million from the nine months ended September 30, 2007.  Revenues from acquisition growth represented 49% of the increase, with the remainder due to organic growth from our patient pharmaceutical compliance programs and clinical nurse educators, on-call specialists and medical science liaison programs.  The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, and The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, AWAC, which the Company acquired in July 2007 and PMG, which the Company acquired in August 2008.

Cost of Services: Cost of services increased by approximately $80 million or 16%, to $580 million for the nine months ended September 30, 2008 from $500 million in the nine months ended September 30, 2007. Cost of services as a percentage of revenues decreased from 71% to 69% between the nine months ended September 30, 2007 and 2008, respectively.

inVentiv Clinical’s cost of services increased by approximately $18 million, or 19%, to $112 million during the nine months ended September 30, 2008 from $94 million during the nine months ended September 30, 2007.  Cost of services as a percentage of revenues increased from 68% to 69% during the nine months ended September 30, 2007 and 2008.

inVentiv Communications’ cost of services increased by approximately $35 million, or 28%, to $160 million during the nine months ended September 30, 2008 from $125 million during the nine months ended September 30, 2007.  Cost of services as a percentage of revenues decreased from 62% to 60% during these respective periods as a result of acquisitions with larger gross margins, but higher SG&A.

Cost of services at inVentiv Commercial increased by approximately 6% from the nine months ended September 30, 2007, in line with the increase in revenues as explained above.  Cost of services as a percentage of revenues remained fairly consistent at 80% during these respective periods.

inVentiv Patient Outcomes’ cost of services increased by approximately $13 million, or 31%, to $55 million during the nine months ended September 30, 2008 from $42 million during the nine months ended September 30, 2007, mainly due to the acquisitions of AWAC and PMG and increased organic business at Adheris and TTI.

SG&A: SG&A expenses increased by approximately $34 million, or 23%, to $181 million from $147 million in the nine months ended September 30, 2008 and 2007, respectively, mainly due to increased acquisitions in 2007 and increased compensation across our segments, offset by a receivables reserve arising from a client bankruptcy as described below.

SG&A expenses at inVentiv Clinical increased by approximately 9% for the nine months ended September 30, 2007 to the nine months ended September 30, 2008 primarily attributed to higher selling costs due to increased revenues, in addition to additional costs related to infrastructure expansion in terms of people and technology.

SG&A expenses at inVentiv Communications increased $28 million to $76 million during the nine months ended September 30, 2008.  New acquisitions constituted the majority of this increase.

SG&A expenses at inVentiv Commercial decreased by approximately $3 million to $33 million during the nine months ended September 30, 2008 from the nine months ended September 30, 2007.  The majority of this decrease was due to a receivables reserve recorded during the second quarter of 2007 relating to a client that declared Chapter 11 bankruptcy.  Prior to the client bankruptcy in 2007, we have not historically had a collections issue as a result of client bankruptcy, with virtually all of our clients having excellent payment histories.  This decrease was offset by an increase in compensation across the Commercial businesses relative to the respective periods.

SG&A expenses at inVentiv Patient Outcomes increased by $5 million to $20 million during the nine months ended September 30, 2008, mainly due to the acquisitions of AWAC and PMG.

Other SG&A increased by approximately 17% to $14 million from the nine months ended September 30, 2007 to the same period in 2008 The increase was mainly related to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from additional corporate personnel transferring from the operating units.

Interest Expense:  Interest expense increased by approximately $5 million, or 36%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, mainly due to higher interest on the additional $166 million borrowed in the new Credit Agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the nine-month period ended September 30, 2008 was 39.6%, versus an effective tax rate of 37.0% for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, the rate included a tax benefit relating to state taxes settled of approximately $0.3 million ($0.2 million after federal tax effect), a tax detriment relating to interest on unrecognized tax benefits of approximately $0.1 million, $0.4 million of tax benefits relating to adjustments to amounts reflected in tax filings and $0.1 million of tax benefit relating to utilization of certain foreign net operating losses.  The rate at nine months 2007 included a tax benefit for federal and state taxes settled or statutes expired of approximately $0.8 million ($0.6 million after federal tax effect); $0.2 million of tax detriments relating to interest on unrecognized tax benefits and permanent item true- ups; $0.6 million of a tax benefit relating to state net operating losses; and $1.0 million of a tax benefit relating to federal tax benefits of state tax reserves. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income increased by approximately $3 million to $35 million during the nine months ended September 30, 2008 when compared to the same period in 2007.  Diluted earnings per share increased to $1.03 per share during the nine months ended September 30, 2008 from $0.99 per share during the nine months ended September 30, 2007.  Overall EPS and net income increased between the periods because of increased business wins, new acquisitions and the impact of the increase in the uncollectible receivable reserve during the second quarter of 2007, which lowered EPS during the prior period.

Liquidity and Capital Resources

At September 30, 2008, inVentiv had $87 million of unrestricted cash and equivalents, an increase of $36 million from December 31, 2007.  For the nine-months ended September 30, 2008 compared to September 30, 2007, cash provided by operations increased by $56 million from a source of $15 million to $71 million.  Cash used in investing activities decreased from $193 million to $22 million for the nine-months ended September 30, 2007 and 2008, respectively.  Cash provided by financing activities decreased from a source of $165 million to a use of $13 million over the same comparative periods.

Cash provided by operations was $71 million during the nine-months ended September 30, 2008, while cash provided by operations was $15 million in the nine-months ended September 30, 2007.  This increase was, in large part, due to improved collections on accounts receivable, timing of our unbilled services and unearned revenue, increased depreciation and amortization from capital expenditures and acquisition activity, as well as reduced excess tax benefits from stock based compensation.  In addition, $5 million of a former shareholder receivable was satisfied pursuant to the inVentiv Communications, Inc. acquisition related incentive plan.

Cash used in investing activities was $22 million for the nine-months ended September 30, 2008 compared to $193 million used during the same period in 2007.  During the nine months ended September 30, 2007, approximately $165 million of cash related to the acquisitions of Ignite, Chamberlain, Addison Whitney, Strategyx, CCA and AWAC, while approximately $23 million of cash related to earnout contingency payments from previous acquisitions.  During the nine months ended September 30, 2008, only $40 million was paid for acquisitions and earnouts.  During the nine months ended September 30, 2008, the Company also received proceeds of $28 million from our investment in the Columbia Strategic Cash Portfolio (“CSCP”), with a balance remaining of $16 million at September 30, 2008.  As described in Note 5 of Part 1, Item 1, the $16 million balance includes $11 million classified as restricted cash and marketable securities and $5 million as deposits and other assets, respectively, on our September 30, 2008 Balance Sheet.

Cash used in financing activities was $13 million for the nine-months ended September 30, 2008, compared to $165 million provided by financing activities for the nine-months ended September 30, 2007.  Approximately $166 million was borrowed as a result of our amended credit facility, as further described below.  Stock options proceeds were lower in 2008 than 2007 due to the continued trend by the Company from stock options to restricted stock as well as lower exercises due to a decrease in stock price.  As noted in cash provided by operations above, there were reduced excess tax benefits from stock based compensation, which has an offsetting effect on cash flows from financing activities.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, and others in connection with the inVentiv Communications, Inc. acquisition.  On July 6, 2007, we amended this credit facility and in connection therewith entered into an Amended and Restated Credit Agreement with UBS AG and the other lenders party to the credit facility.  The key features of the Amended and Restated Credit Agreement are as follows:

•	A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to

•	refinance the existing October 2005 credit facility, which had a remaining balance of $164 million, and

•	fund the acquisitions of CCA and AWAC and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

The credit agreement also included up to $20 million in additional term loans (“delayed draw term loans”) that was to be advanced no later than January 6, 2008.  The Company elected not to draw additional amounts under the agreement.  The credit agreement also contains a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on the seventh anniversary of the credit agreement, with scheduled amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the credit agreement.
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

Effective October 2005, we entered into a three- year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc. As more fully described in Part I, Item 3 below, effective September 6, 2007, we entered into a five-year swap arrangement for $165 million to hedge against the additional credit exposure under the credit agreement.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At September 30, 2008, the Company had $326 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at September 30, 2008, a hypothetical increase or decrease of 10% of our variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Company employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value will decline to zero at maturity, the $2.9 million of fair value will be recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the nine months ended September 30, 2008, the fair market value of the original derivative asset increased by $0.7 million from a liability of approximately $1.0 million to approximately $0.3 million.  Approximately $1.0 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while $1.7 million ($1.0 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional when the Company’s original 2005 three-year interest rate swap arrangement described above expires.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2008, and accordingly, $0.2 million ($0.1 million, net of taxes) was recorded as an decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $1.4 million credit value adjustment as discussed in Note 10.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At September 30, 2008, there were no accumulated other comprehensive earnings related to foreign currency translations.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 11, 2008, counsel for the parties entered into a 60-day litigation standstill to pursue settlement through mediation.  The agreement included taking off calendar all pending motions, discovery and depositions for 60 days.  The parties are continuing to engage in settlement discussions, and we believe that a settlement can be achieved on terms that would have no material financial impact on Adheris, although no assurance can be given that a settlement will be achieved on such terms or at all.  Any settlement agreement will be subject to Court approval.

The Company's insurer, AIG, is defending this action under reservation of rights.  The Company is unable to estimate the loss or range of loss that may result from this action if the proposed settlement is not consummated.  Adheris intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

Indemnification Claim.
In January 2008, PRS received a demand for indemnification from one of its customers relating to a lawsuit filed against the customer pursuant to the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, 47 U.S.C. § 227, a state consumer fraud statute and common law conversion; and seeks statutory and actual damages allegedly caused by the sending of unsolicited fax advertisements related to the customer’s product.  PRS assisted the customer in sending the faxes in question, although the actual faxing was done by an unaffiliated entity.  The customer based its demand for indemnification on an indemnification clause found in its services contract with PRS.  PRS agreed to indemnify the customer on the condition that PRS and its appointed counsel would have control over the defense of this matter.

The Company's insurer, Chubb Group, is defending this action under reservation of rights.  The parties have engaged in settlement discussions, and we believe that a settlement can be achieved on terms that would have no material financial impact on PRS, although no assurance can be given that a settlement will be achieved on such terms or at all.  Any settlement agreement will be subject to Court approval.  The Company is unable to estimate the loss or range of loss that may result from this action if the proposed settlement is not consummated.  PRS intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

With the exception of the above claims, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.

ITEM 1A.  Risk Factors

Other than as described below, there have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2007.

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy is in or nearing a recession.

Sustained downturns or sluggishness in the U.S. economy generally affect the markets in which we operate. Some customers of our inVentiv Communications division are reducing marketing expenditures or delaying decisions on new marketing initiatives.  While the economic uncertainties in which we operate make it challenging for us to predict the near-term future of our operations, a U.S. recession would likely have a significant adverse impact on our clients and our business.

Recent disruptions in the credit markets may negatively impact our liquidity and our ability to obtain financing, and may increase our financing costs.

We have a $50 million working capital line under our secured credit facility that provides us with a source of liquidity beyond cash generated from operations.  We also have an unsecured line of credit with an affiliate of Bank of America, N.A., that provides liquidity in respect of our holdings in the Columbia Strategic Cash Portfolio.  See footnote 5 to our consolidated financial statements in Part I, Item 1 of this report.  If one of our lenders suffers liquidity issues, we may be unable to access these anticipated sources of liquidity if and when they are required.  The credit market turmoil could negatively impact our ability to obtain additional sources of financing.  An impairment of our access to credit facilities when required could  have a material adverse effect on our ability to execute our operating strategy, and could also prevent us from executing our acquisition strategy or taking advantage of other business expansion opportunities.  Furthermore, to the extent the counterparties to our interest rate swap agreements suffer liquidity issues, we could be exposed to interest rate risk that is intended to be eliminated by our hedging arrangements.

Inflation may adversely affect our business operations in the future.

    Given the current macroeconomic environment, it is possible that the U.S. government may attempt in the near future to provide a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in the commissions and compensation and benefits components of our SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

Many of the contracts under which we provide services are subject to termination on short notice, which may make our revenues less predictable.

We provide services to many of our most significant clients under contracts that our clients may cancel on short notice (generally 10 to 120 days, depending on the specific business unit). In addition, many of our pharmaceutical sales contracts provide our clients with the opportunity to internalize the sales forces under contract. Although we have been successful in a number of cases in negotiating longer-term commitments and a non-cancelable initial period for pharmaceutical sales contracts, we cannot be assured that clients will renew relationships beyond the expiration date of existing contracts in any of our business units. Furthermore, while we have been successful in originating new business opportunities and in replacing revenues attributable to contracts that are terminated or not renewed, our stock price may fluctuate significantly in response to announcements of contract terminations or nonrenewals.

Certain of our customer contracts contain fixed price components that are not subject to adjustment in the short term and expose us to pricing risk.

Under the terms of certain of our customer agreements, we pass through costs on a fixed price basis based on our cost estimates at the beginning of the contract term. During 2008, unanticipated increases in the price of gasoline have resulted in our bearing fuel costs under certain of our contract sales representative agreements that exceeded contractual reimbursement rates. In addition, as a result of disruptions in the credit markets, we expect the leasing rates under new leases for fleet vehicles provided to our contract sales representatives to increase as a result of the current disruptions in the credit market.  Although we seek to adjust pass-through costs as contracts are renewed, we are subject to pricing risk on fixed cost items for the duration of the contracts under which they are provided.

If the costs to us of providing fixed priced items increases, we may be exposed to reduced profits, or losses, under the relevant agreements, which could have a material adverse effect on our consolidated financial condition and results of operations.

Substantial defaults by our customers on our accounts receivable could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, consolidated results of operations, consolidated financial position or liquidity could be materially and adversely affected. In the event of an economic or industry downturn, such downturn could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations, particularly in relation to smaller or more thinly capitalized clients. Without limitation, current recessionary economic conditions in the U.S. and disruptions in the credit market could cause delays in collection or defaults, including as a result of declines in the creditworthiness of our customers, business failures and increased conservatism in our customers' cash management strategies.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The information contained in Part II, Item 5 of this report is incorporated by reference.

ITEM 5.  Other Information

As of July 28, 2008, in connection with the payment of the earnout obligation for the twelve months ended March 31, 2008 under the purchase agreement relating to our acquisition of Ignite, we issued for the account of Ignite a total of 48,026 unregistered shares of common stock.

As of August 22, 2008, in connection with the payment of the earnout obligation for the period ending December 31, 2007 under the purchase agreement relating to our acquisition of inVentiv Communications, Inc., we issued for the account of inVentiv Communications, Inc. a total of 22,876 unregistered shares of common stock.

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

INVENTIV HEALTH, INC.

Date: November 7, 2008	By:	/s/ David S. Bassin
Name : David S. Bassin
Title: Chief Financial Officer and Secretary
(Principal financial officer and principal accounting officer)