Form 10-K
period 2008-12-31
INVENTIV HEALTH INC
filed 2009-02-27
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company..  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]                                                       Accelerated filer [  ]                                           Non-accelerated filer [  ]                                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_] No [X]

Based on the closing sale price on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $820,076,630.  For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 13, 2009, there were 33,362,913 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2008, are incorporated by reference into Part II of this report.  Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item	Description
PART I
1	Business
1A	Risk Factors
1B	Unresolved Staff Comments
2	Properties
3	Legal Proceedings
4	Submission of Matters to a Vote of Securities Holders

PART II
5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6	Selected Financial Data
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk
8	Financial Statements and Supplementary Data
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III
10	Directors, Executive Officers and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accounting Fees and Services

PART IV
15	Exhibits and Financial Statement Schedules

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this report contains forward-looking statements regarding, among other things:

•	our business strategy, outlook, objectives, plans, intentions and goals;
•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund our operations and planned capital expenditures for the foreseeable future;
·	our belief that our growth and success will depend on our ability to continue to enhance the quality of our existing services, introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing customers, recruit, motivate and retain qualified personnel and economically train existing sales representatives and recruit new sales representatives;
·	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;
·	our belief that there are ample opportunities for cross-selling to our existing clients;
·
our anticipation that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness;

·	our expectations regarding the impact of our acquisitions, joint ventures and partnerships;
·	our expectations regarding the impact of the adoption of certain accounting standards;
·	our expectations regarding the potential impact of pending litigation; and
·	our expectations regarding the liquidation of the Columbia Strategic Cash Portfolio.

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

•	the impact of any default by any of our credit providers or swap counterparties;
•	our ability to accurately forecast costs to be incurred in providing services under fixed price contracts, including with respect to the leasing costs for our fleet vehicles and related fuel costs;
•	the possibility that customer agreements will be terminated or not renewed;
•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;
•	our ability to successfully operate new lines of business;
•	our ability to manage our infrastructure and resources to support our growth;
•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;
•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software.
•	the potential impact of government regulation on us and on our clients base;
•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;
•	our ability to recruit, motivate and retain qualified personnel, including sales representatives and clinical staff;
•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance
•	the actual impact of the adoption of certain accounting standards;
•	the actual outcome of pending litigation;
•	any potential impairment of intangible assets;
•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; and
•
our ability to determine the actual time at which the liquidation of our Columbia Strategic Cash Portfolio will be completed or the total losses that we will actually realize from that investment vehicle.

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

The success of our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the level of pharmaceutical spending and the portion of that spending which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility.  We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to effect critical late-stage developmental and commercialization functions.  We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities.  We are also engaged in a continuous process of expanding and refining our service offerings, and pursuing cross-servicing opportunities within and across our business segments, in order to respond more flexibly to the market and address broader revenue opportunities with existing and new clients.

Our businesses have generated strong revenue growth for the past several years.  Our internal revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Furthermore, although our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice, we have been successful historically in obtaining increasing amounts of repeat business from many of our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.  Acquisitions have contributed meaningfully to our annual growth over the last few years.

Business Segments

We have organized our businesses into four operating segments:  inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes. Each of our operating segments is composed of multiple businesses that are referred to as “business units” throughout this report.  We apply aggregation criteria consistent with definitions under the related guidance in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information as well as SFAS 142, Goodwill and Other Intangible Assets, for purposes of aggregating business units.  Financial information about these segments for fiscal years 2008, 2007 and 2006 is contained in “Note 19 – Segment Information” of the “Notes to Consolidated Financial Statements” included in this Form 10-k and is incorporated herein by this reference.  The following is a detailed description of our four operating segments:

inVentiv Clinical

inVentiv Clinical provides professional resourcing and services primarily to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.  inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos, LLP (“Synergos”).  inVentiv Clinical's service offerings include:

•
Clinical Staffing and Recruiting.  Through SHCG and MedFocus, we meet the staffing and recruiting needs of more than 150 pharmaceutical and biotechnology clients, including 16 of the top 20 global pharmaceutical companies, for SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study and project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical personnel.  Our clinical staffing services provide our clients with flexibility in managing and executing clinical trials internally and allow them to avoid the expense of hiring and training a full staff internally.   We draw from a database of over 40,000 candidates that is continually expanded through new recruiting techniques that include search engines, job fairs, conferences and referral bonuses.

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

inVentiv Communications

inVentiv Communications provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes  inVentiv Communications, Inc. (formerly known as inChord Communications, Inc.), Jeffrey Simbrow Associates (“JSAI”), ignite Health and Incendia Health Studios (collectively, “Ignite”) (acquired in March 2007), Chamberlain Communications Group, Inc. (“Chamberlain”) (acquired in March 2007), Addison Whitney (acquired in June 2007) and Chandler Chicco Agency (“CCA”) (acquired in July 2007):

•	Advertising and Communications Support. Advertising and communications support services are delivered to pharmaceutical industry clients through six separate agencies:

•
GSW Worldwide and Palio are full-service agencies that create marketing solutions through advertising, public relations, market access strategies, media and market research.  GSW Worldwide has established international reach through a network of twelve international affiliate relationships.

•	Navicor specializes in oncology and immunology expertise.
•	Stonefly conducts advertising, marketing, and public relations services focused primarily on biotechnology and emerging pharmaceutical companies.
•	JSAI is a leading healthcare marketing and communications agency in Canada.
•	Angela Liedler GmbH (“Liedler”), is a leading healthcare marketing and communications agency in Germany.

•	Public Relations. Public relations services are delivered to pharmaceutical industry clients through two separate agencies:

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

•
Patient and Physician education.  Cadent Medical Communications, Selva Communications and Center for Biomedical Continuing Education (“CBCE”) provide education and communications services to build advocacy for pharmaceutical and biotech brands.  CBCE is an accredited provider of continuing patient and physician education for physicians.

inVentiv Commercial

inVentiv Commercial provides a wide range of commercialization support services, organized principally into two subdivisions:

•	inVentiv Selling Solutions. inVentiv Selling Solutions encompasses the following group of companies that mainly relate to sales teams and sales support services:

•
inVentiv Pharma Teams: inVentiv Pharma Teams provides outsourced product commercialization programs for prescription pharmaceutical and other life sciences products.  inVentiv Pharma Teams maintain and operate one of the largest pharmaceutical outsourced sales organizations in the United States, including systems, facilities, and support services necessary to recruit, train and deploy customized, full-service targeted sales forces.

Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon product detailing as the primary means of influencing prescription writing patterns and promoting their products. Product detailing consists of a one-on-one meeting in a physician’s office where a sales representative reviews the medical profile of a product’s Food and Drug Administration approved indications. In order to engage in an effective dialogue, the salesperson must be well educated and highly trained. Recruiting qualified personnel and providing client and selling skills are both core competencies of inVentiv Selling Solutions.

•
Recruiting: To accomplish a coordinated recruiting effort, our regionally based recruiters coordinate through a national recruitment office that locates and hires potential sales representatives. Our in-house recruiting team adheres to selective hiring criteria and conducts detailed evaluations to ensure high quality of representation for our clients. inVentiv Selling Solutions’ recruiters maintain a fully automated database of qualified candidates for immediate hiring opportunities, and our website offers an online application for employment. We offer these recruitment services to clients as part of an integrated sales force recruitment, training and management program, as well as on a standalone basis.  inVentiv Selling Solutions hires a mix of full-time and flex-time representatives in order to accommodate the detailing level required by clients and enhance cost efficiency.

•
Professional Development and Training: We have one of the largest dedicated training facilities of its type in the U.S.  Topics such as sample accountability, negotiation tactics, personal writing skills, integrity selling, time and territory management, team productivity and pharma-manager leadership are covered extensively in order to prepare the representatives for their interactions with medical professionals.  Our trainers have access to proprietary information about the prescription writing behavior of physicians.  We provide this training both for our own and for our clients' sales forces and training and development services are essential to maintaining and building our relationships with pharmaceutical companies.  Our training efforts are further enhanced through a proprietary voice-recognition software platform enabling remote training practices. These strengths are widely recognized as distinguishing inVentiv Selling Solutions from its competitors.

•
Regulatory Compliance Services: Through our PRS business unit, we provide independent oversight of Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance to clients and to internal inVentiv Pharma Teams.  Our expertise in PDMA compliance issues is nationally recognized.  We provide a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including auditing of sample accountability compliance by field force professionals and “whole systems” sample accountability assessments.  We also license software solutions for the implementation of sophisticated PDMA compliance strategies.

•
Non-Personal Promotion: We provide warehousing, assembly, mailing, fulfillment, teleservices and eServices through our Promotech business unit, which was augmented with the acquisition of Promotech Logistics Solutions LLC ("PLS") in December 2008.  Promotech operates east coast and west coast divisions and maintains three facilities:  a facility in New Jersey with approximately 130,000 square feet and two facilities in Colorado totaling approximately 190,000 square feet.  Each of these facilities includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) certified and PDMA compliant warehouse and office space.  The west coast facility includes a 64-station call center.

•
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

•
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

•
Strategic Consulting:  Strategyx, acquired in June 2007, is a strategy consulting firm, focused on delivering effective and innovative approaches to participating in the emerging, managed healthcare marketplace. Strategyx specializes in three practice areas: managed markets strategy, product strategy and organization design.

•
Product Access and Managed Market Support:  Ventiv Access Group provides the strategy and tactics to increase access to clients' products in managed markets, trade distribution channels, Medicaid, Medicare and other State and Federal outlets.

•
Consulting and Contract Marketing:  Creative Healthcare Solutions, LLC (“CHS”) is a leading provider of contract marketing services for pharmaceutical and biotech companies.  CHS supports product teams by adding expertise in brand management, new product planning, market research and business development.

inVentiv Patient Outcomes

inVentiv Patient Outcomes provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC (acquired in July 2007) and Patient Marketing Group, LLC (“PMG”) (acquired in August 2008).

•
Patient Pharmaceutical Compliance Programs. Through Adheris, we provide a variety of patient support services with a proven history of improving medication adherence across nearly every chronic therapeutic category.  By partnering with pharmacies around the country, Adheris’ programs build on the pharmacist-patient relationship and trust with personalized letters from pharmacists themselves.  Adheris programs comply with the patient privacy provisions of the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and its OnSyte(TM) technology allows retail pharmacies to help patients stay on therapy while protecting their confidentiality and private medical information.

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

•
Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs: The Therapeutics Institute offers highly qualified clinical and scientific professionals to build advocacy, educate healthcare professionals and sensitize markets to novel and exciting therapies.

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

•
Patient Relationship Marketing. We design, develop and implement patient relationship marketing services through our PMG business unit.  PMG's range of capabilities includes direct-to-patient strategy, patient research and insights mining, relationship marketing campaigns, online promotion, interactive tools and provider integration.

Acquisitions

Strategic acquisitions have been a core element of our business strategy since 2004.  While acquisitions have contributed meaningfully to our annual growth during this period, we expect to be more selective and execute fewer acquisitions going forward.

The following is a summary of our acquisitions to date:

Acquisition	Type of Business	Segment (“inVentiv”)	Headquarters Location	Month Acquired
Promotech Logistics Solutions LLC	Sample fulfillment, direct mail and document imaging	Commercial	New Jersey	December 2008
Patient Marketing Group	Patient relationship marketing	Patient Outcomes	New Jersey	August 2008
Chandler Chicco Agency	Public relations	Communications	New York	July 2007
AWAC	Medical cost containment services	Patient Outcomes	Georgia	July 2007
Addison Whitney	Global branding consultancy	Communications	North Carolina	June 2007
Strategyx	Strategic consulting	Commercial	New Jersey	June 2007
Ignite Health	Interactive communications agency	Communications	California	March 2007
Chamberlain	Public relations	Communications	New York	March 2007
MedConference	Virtual event services	Commercial	Pennsylvania	November 2006
DialogCoach	Education and training	Commercial	Pennsylvania	November 2006
JSAI	Marketing and communications agency	Communications	Ontario, Canada	April 2006
Synergos	Clinical trial management services	Clinical	Texas	April 2006
Adheris	Patient pharmaceutical compliance	Patient Outcomes	Massachusetts	February 2006
inVentiv Communications, Inc.	Advertising and communications services	Communications	Ohio	October 2005
PRS	Regulatory compliance	Commercial	Pennsylvania	August 2005
HHI	Data management and statistical analyses	Clinical	Maryland	November 2004
Smith Hanley	Contract staffing and clinical trial support	Clinical	Connecticut	October 2004
Franklin	Patient support programs	Patient Outcomes	New Jersey	June 2004

We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, performing due diligence and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a competitive advantage.

Our acquisition activity adds complexity to the analysis of period-to-period financial results and makes direct comparison of those financial results difficult.  The financial results of the acquired businesses are included in our consolidated financial statements from their acquisitions dates.  The periods prior to an acquisition being completed do not include the corresponding financial results of the acquired business.

International Operations

Our inVentiv Communications division currently includes the most significant component of our international operations.  As part of the acquisition of inVentiv Communications, Inc., we added operations in the United Kingdom. As part of the acquisition of CCA, we added operations in the United Kingdom and France.  As of December 2008, we have an 85% ownership interest in Liedler, located in Germany,  and in December 2008, we acquired a 19.9% interest in each of Haas and Health Partner Public Relations and SanCom Creative Communications Solutions GmbH (collectively, "Haas and Health"), leading healthcare public relations firms in Germany.  As part of the Haas and Health agreement, we have an additional purchase option of 60.1% (for a total 80% ownership stake) within 90 days following calendar year 2010.  The final 20% may be purchased by inVentiv for a period of 90 days following the third anniversary of the acquisition of inVentiv of the 60.1% equity interest. JSAI, which is included in our Communications division, is a leading healthcare marketing and communications agency in Canada.  These units collectively provide advertising, marketing and public relations services to clients throughout Europe and Canada.

We also seek to establish (sometimes through the acquisition of preexisting "shelf" companies) foreign affiliates to increase the international visibility and capabilities of our segments.  During 2008, we established inVentiv Clinical Solutions Pesquisa Clinica Ltda. in Brazil and  inVentiv Mexico, S. De R.L. de C.V. in Mexico.  In 2005, we established inVentiv Pharma Services India Private Limited (formerly inVentiv-Siro Clinical Private Limited), which is currently operated as a joint venture with Sciformix Corp., to establish clinical trials capabilities in India.  Sciformix Corp. has an option to acquire 20% of the joint venture entity. We anticipate establishing additional international entities in 2009 and beyond as our client's business requires our support in additional locations around the world.

We also have a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden and in December 2004 we acquired a 40% interest in DWA Health s.r.l. in Italy.  This ownership interest was reduced to 37.5% in 2008 as the DWA Health Managing Director was awarded a 5% ownership stake (2.5% from each major shareholder) pursuant to the purchase agreement, based on performance.  Foreign operations are accounted for using the functional currency of the country where the business is located, translated to US dollars in the inVentiv Health, Inc. consolidated financial statements.  These investments are accounted for using various methods depending on ownership % and control. For investments below the 20% threshold where inVentiv does not have significant influence, these are maintained on the cost method.

For investment ownership that is between 20% and 50%, or in cases where a lower ownership percentage is owned but where we exercise significant influence, we use the equity method of accounting. For investments where we own greater than 50% and exercise significant influence over the entities, financial results are consolidated in our year-end financial statements. Although the financial results of our international operations are immaterial to the financial statements as a whole, their existence is an important component of our continued global approach and marketing strategy with our clients. In addition to our fully-owned international operations and our minority ownership interests, we have within GSW Worldwide and within CCA an established network of over a dozen international affiliate relationships, which do not involve any equity interest in those affiliates, that help support our client needs in additional international markets.

Clients

We provide our services to leading pharmaceutical and life sciences companies and healthcare companies.  For the years ended December 31, 2008 and 2007, no client individually exceeded 10% of our total revenues, and we served over 350 unique clients in 2008, while supporting over 850 client brands.  Approximately 50% and 51% of our revenues in 2008 and 2007, respectively, were derived from our ten largest clients, which for 2008, listed alphabetically, were as follows: Allergan, Boehringer Ingelheim, Inc., Cephalon, Inc., Eli Lilly and Company, Johnson and Johnson, Merck and Company, Inc., Novartis Pharmaceuticals, Inc., Pfizer, sanofi-aventis Group, and Wyeth.

We consider the breadth of our client portfolio and our close relationships with leading pharmaceutical manufacturers to be an important competitive advantage, providing us with a source for recurring revenues, as well as sales growth opportunities as our clients launch new products and as we develop new offerings.  Our services are typically sold to several target groups within the client organization, typically their clinical, marketing and sales departments and brand teams.  This provides the basis for continuous interaction and feedback, allowing us to continuously improve our services and identify new business opportunities, a process augmented by the longevity of many of our client relationships.  We have developed sustained relationships with large, mid-tier, emerging pharmaceutical and biotechnology clients that provide us with recurring revenue streams and cross-selling opportunities.  Our ability to perform services and add value at every part of the product life cycle enhances our ability to develop new business opportunities and form long-lasting relationships with clients.

Our relationships with a client's clinical or marketing and sales organizations also benefit from high switching costs, as retaining another sales force or advertising agency and redesigning a marketing program creates substantial additional expense and causes losses in time and productivity for our clients. In addition, successful marketing and sales outsourcers have established their reputations due to sophisticated performance evaluation capabilities, and clients are unlikely to use vendors without widely recognized expertise, a strong track record and recognized brand names.

Competition

We operate in highly competitive industries.  Our competitors include a variety of vendors providing services to the pharmaceutical, life sciences and healthcare industries, including outsourced sales organizations, medical communications agencies, contract research organizations and medical cost containment consultants.  Each of our business segments faces distinct competitors in the individual markets in which each operates:

•
inVentiv Clinical:  The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry.  We compete with several large nationwide temporary staffing companies.  The primary clinical staffing competitors to our SHCG and MedFocus business units include ClinForce (a division of Cross Country Healthcare, Inc.), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services, RPS, i3 Pharma Resourcing  and Kforce Inc.  Primary competitors in the permanent placement area include numerous smaller specialty permanent placement groups which compete with us, as well as to some degree larger national firms such as Korn/Ferry International, Russell Reynolds Associates and Heidrick & Struggles International, Inc.; however we are one of the only national firms that specializes primarily in professional clinical trials research personnel.  In functional outsourcing (or Contract Research Organizations), the competition ranges from small specialty organizations to global CROs such as Quintiles Transnational Corp. (“Quintiles”) or Covance Inc.

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

•
inVentiv Commercial:  The majority of sales teams are currently managed internally by our clients, and we to some degree “compete” with our clients' alternative choices of managing their needs internally or co-promoting with another pharmaceutical company.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that inVentiv, Quintiles, Professional Detailing, Inc. and Publicis Groupe S.A. combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers focused on niche services.  One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring these capabilities.  For Strategy and Analytics, our competitors include IMS Health, TargetRx, ZS Associates and Trinity Pharma Solutions.

•
inVentiv Patient Outcomes:  Adheris’ offerings compete with several third party companies that implement adherence programs through major chains, including Catalina Marketing Corporation and Mirixa Corporation, as well as less directly with a number of specialty agencies and specialist service providers that focus on various aspects of patient adherence and compliance.  The Franklin Group competes with several other service companies and reimbursement specialists, including Express Scripts and the Lash Group.  The Therapeutics Institute competes with Innovex (Quintiles Transnational Corp.) and several other specialty nurse educator companies.  While payor cost containment services is a relatively fragmented and competitive market, we believe there is no single company providing AWAC’s range of services.  AWAC competitors in the technology arena include Active Health (a subsidiary of Aetna Health), D2 Hawkeye, MedStat and MEDai.  In the demand management area many companies provide pre-certification, utilization review and case management, and in the wellness area many companies provide wellness programs of varying types and focus.  Among the competitors for PMG are large, and smaller specialized, communications agencies.

We believe that our business units individually and our organization as a whole have a variety of competitive advantages that have allowed us to compete successfully in the marketplaces for our services.  These advantages include the following:

•
Leading Position Within Service Categories:  We believe that our operating divisions, and the business units within each operating division, have achieved positions of leadership within their respective service areas. inVentiv Communications, through its well known agencies, such as GSW Worldwide, Palio and Chandler Chicco, is a major force in healthcare advertising, public relations and communications.  Prior to our acquisition of inVentiv Communications, Inc., that company was the largest privately-held healthcare marketing organization in the world.   inVentiv Clinical, through its Smith Hanley division, is recognized as a leader in clinical trials staffing and a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and life sciences companies.  inVentiv Pharma Teams is the leading provider of outsourced product detailing services in the pharmaceutical industry.  InVentiv Patient Outcomes is a leader in proprietary patient compliance programs.  Our business units have extensive experience and proven track records that support our business development efforts.

•
Comprehensive Service Offering:  We are one of the largest providers of services to the pharmaceutical and life sciences industry in the U.S. and offer among the broadest range of services.  These are important factors to our clients and potential clients, many of whom prefer to work with organizations that can provide a comprehensive suite of complementary services and have a proven track record of execution.

•
Broad and Diversified Client Base:  In addition to serving most of the largest pharmaceutical companies, we also serve a large number of mid-size and smaller biotechnology and life sciences companies.  As each of these companies uses our services, our relationship is expanded and the opportunity to cross-sell our services increases.  Our client base of over 350 pharmaceutical and biotechnology clients is broad and diversified, and with many of these clients we have maintained long-term relationships that help us in continuing to win new business.

•
Well-Recognized Trade Names:  We recognize that the established trade names with a long history possess a powerful and enduring nature that transcends general trade name recognition.  One of the most valuable assets to inVentiv is the trade names of many of our business units.  These names are a competitive advantage in the marketplace because they generate a favorable customer perception in brand name recognition in the pharmaceutical, life sciences and healthcare industries.  Our focus on building a comprehensive suite of best-in-class service providers with strong marketplace awareness has been a key strategy in our acquisitions.  A few examples of our strong brand names in their respective marketplaces include Smith Hanley, GSW Worldwide, Palio, Chandler Chicco, Chamberlain, Ignite, Adheris and AWAC.

•
Proprietary Technologies and Data:  We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering.  We invest in technology and have developed and deployed cutting-edge marketing and sales force automation tools.  Our technology advantages in the sales force automation and in the virtual events areas are important for the management of sales and marketing campaigns for pharmaceutical products throughout their life cycle, particularly during the product launch phase.  Our patient compliance offerings rely on a broad network of retail pharmacies and our use of proprietary technologies to effectively manage the large amount of underlying data in a timely and targeted manner.  Our medical cost containment business unit utilizes an electronic claims surveillance system to monitor medical claims data, prescriptions and pre-certification records, which are then reviewed by our expert physicians and case managers.

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

Employees

At December 31, 2008, we employed approximately 7,100 people in our operations.  Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees.  We believe our turnover rate is comparable to that of other outsourced service organizations and that turnover in our contract sales and communications businesses is comparable to turnover in internal pharmaceutical sales and marketing departments.  We have no collective bargaining agreements covering any of our employees and are unaware of any current efforts or plans to organize any of our employees.  We believe that our relations with our employees are satisfactory.

Government Regulation

Our inVentiv Communications segment is subject to all of the risks, including regulatory risks, that advertising companies generally experience as well as risks that relate specifically to the provision of advertising services to the pharmaceutical industry.  Such regulatory risks may include enforcement by the Food and Drug Administration, the Federal Trade Commission as well as state agencies enforcing laws relating to drug advertising, false advertising, and unfair and deceptive trade practices.  There has been an increasing tendency in the U.S. on the part of advertisers to resort to the courts and industry and self-regulatory bodies to challenge comparative advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products.

Adheris, a part of our inVentiv Patient Outcomes segment, provides persistence and compliance programs, principally in the form of refill reminder communications, to pharmacy chains.  These activities are subject to regulation under HIPAA, the Federal Health Care Programs Antikickback Law and corresponding state laws.  We believe that Adheris's activities comply with all applicable federal and state laws in all material respects.  Certain of these laws are subject to interpretation that is evolving.  We could incur significant expenses or be prohibited from providing certain service offerings if Adheris's activities are determined to be non-compliant and, depending on the extent and scope of any such regulatory developments, our consolidated financial condition and results of operations could be materially and adversely affected.

Our inVentiv Commercial segment provides contract sales services to the pharmaceutical industry and employs sales representatives who handle and distribute samples of pharmaceutical products.  We are required to obtain state prescription drug wholesaler and pharmacy permits in nearly all states where these drug samples are distributed or dispensed and are subject to extensive licensing and regulatory requirements for such activities. The handling and distribution of prescription drug products are subject to regulation under the Prescription Drug Marketing Act of 1987 and other applicable federal, state and local laws and regulations.  These laws and regulations regulate the distribution of drug samples by mandating storage, handling, solicitation and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples.  These laws also subject in Ventiv to all of the regulatory requirements imposed on pharmacies for dispensing drug samples including patient confidentiality, recordkeeping, labeling and facility requirements.

Some of our physician education services in our inVentiv Commercial and inVentiv Communications segments are subject to a variety of federal and state regulations relating to both the education of medical professionals and the marketing and sale of pharmaceuticals.  In addition, certain ethical guidelines promulgated by the American Medical Association (“AMA”) and state medical associations govern the receipt by physicians of gifts in connection with the marketing of healthcare products.  These guidelines govern the honoraria and other items of value that AMA physicians may receive, directly or indirectly, from pharmaceutical companies.  Any changes in such regulations or guidelines or their application could have a material adverse effect on inVentiv.  Failure to comply with these requirements could result in the imposition of fines, loss of licenses and other penalties and could have a material adverse effect on our consolidated financial condition and results of operations.

From time to time, state and federal legislation are proposed with regard to the use of proprietary databases of consumer and health groups.  The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources.  As a result, there are many ways government might attempt to regulate our use of this data.  Any such restriction could have a material adverse effect on our consolidated financial condition and results of operations.

Our pharmaceutical and life sciences clients are subject to extensive government regulation.  Generally, compliance with these regulations is the responsibility of those clients.  However, several of our businesses are themselves subject to the direct effect of government regulation.  In addition, we may be liable under certain of our customer contracts for the violation of government regulations by the applicable customers to the extent those violations result from, or relate to, the services we have performed for such customers.  We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

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

Item 1A.  Risk Factors

Risks Related to Our Business

inVentiv Health is a complex organization encompassing four segments, each with its own particular risks and uncertainties.  A wide range of factors could materially affect our financial results and the performance of our stock price.  The factors affecting our operations include the following:

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy is in a recession.

The U.S. is in the most significant economic downturn in at least several decades.  Sustained downturns or sluggishness in the U.S. economy generally affect the markets in which we operate.  Customers in certain of our businesses are reducing marketing expenditures, delaying decisions on new marketing initiatives and/or shifting their outsourced service activities to areas that represent lower margin business from inVentiv's perspective.  The U.S. recession will likely continue to have a significant adverse impact on our clients and our business for the next several years.

Recent disruptions in the credit markets may negatively impact our liquidity and our ability to obtain financing, and may increase our financing costs.

We have a $50 million working capital line under our secured credit facility that provides us with a source of liquidity beyond cash generated from operations.  We also have an unsecured line of credit with an affiliate of Bank of America, N.A., that provides liquidity in respect of our holdings in the Columbia Strategic Cash Portfolio.  See Note 5 to our consolidated financial statements in Part II, Item 8 of this report.  If one of our lenders suffers liquidity issues, we may be unable to access these anticipated sources of liquidity if and when they are required.  The credit market turmoil could negatively impact our ability to obtain additional sources of financing.  An impairment of our access to credit facilities when required could have a material adverse effect on our ability to execute our operating strategy, and could also prevent us from executing our acquisition strategy or taking advantage of other business expansion opportunities.  Furthermore, to the extent the counterparties to our interest rate swap agreements suffer liquidity issues, we could be exposed to interest rate risk that is intended to be eliminated by our hedging arrangements.

Certain of our customer contracts contain fixed price components that are not subject to adjustment in the short term and expose us to pricing risk.

Under the terms of certain of our customer agreements, we charge clients on a fixed price basis based on our cost estimates at the beginning of the contract term. During 2008, unanticipated increases in the price of gasoline resulted in our bearing fuel costs under certain of our contract sales representative agreements that exceeded initial estimates for such costs. In addition, as a result of disruptions in the credit markets, we expect the leasing rates under new leases for fleet vehicles provided to our contract sales representatives to increase as a result of the current disruptions in the credit market.  Although we seek to adjust these costs as contracts are renewed, we are subject to pricing risk on fixed cost items for the duration of the contracts under which they are provided.

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

The revenues of our inVentiv Clinical, inVentiv Communications and inVentiv Commercial divisions and Patient Outcomes are highly dependent on expenditures by companies in the pharmaceutical industry (and, to a lesser extent, other life sciences industries) for advertising, promotional, marketing and sales, recruiting, clinical staffing, patient initiatives and compliance services. Any decline in aggregate demand for these services could negatively affect these businesses.  In addition to the current recessionary environment, the following factors, among others, could cause such demand to decline.

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

Given the current macroeconomic environment, the U.S. government has recently entered into plans to provide a monetary stimulus and a fiscal stimulus, to the U.S. economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in the commissions and compensation and benefits components of our cost of services and SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

Substantial defaults by our customers on our accounts receivable could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts and unbilled receivable from customers.  Certain customers, such as start-ups and undercapitalized companies in the biotechnology industry, may experience difficulties in obtaining capital given the current credit environment.  If customers responsible for a significant amount of accounts and unbilled receivable were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, consolidated results of operations, consolidated financial position or liquidity could be materially and adversely affected.

In the event of an economic or industry downturn, such downturn could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations, particularly in relation to smaller or more thinly capitalized clients.  Without limitation, current recessionary economic conditions in the U.S. and disruptions in the credit market could cause a delay in collection or defaults, including as a result of declines in the creditworthiness of our customers, business failures and increased conservatism in our customers' cash management strategies.

We may experience further writedowns of our goodwill, intangibles and instruments and other losses related to volatile and illiquid market conditions.

During 2008, we recorded a non-cash pre-tax goodwill and other intangible assets impairment charge of approximately $268 million in accordance with Statement of Financial Accounting Standards (SFAS) 142 and SFAS 144.  The non-cash impairment charge was primarily related to adverse economic and equity market conditions that caused a decrease in the current marketplace and related multiples and our stock price as of December 31, 2008 compared to the test performed as of June 30, 2008.

At December 31, 2008, we had $10.4 million of marketable securities on our Balance Sheet ($3.7 million disclosed in deposits and other assets). We recorded a $2.6 million impairment charge related to our marketable securities during 2008 as a result of fluctuation in the value of our investment in the Columbia Strategic Cash Portfolio (the "CSCP").  The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2009 and 2010.  Future impairment charges may result until the fund is fully liquidated, depending on market conditions.

We continue to have exposure to markets and products and as market conditions continue to evolve, the fair value of our reporting units could further be negatively affected.  The trading price of our common stock could continue to decline based on general market conditions or factors specific to us or the industries in which we operate.  In addition, recent market volatility has made it extremely difficult to value certain of our securities.  Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods.  In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.  Any of these factors could require us to take further writedowns in the value of our goodwill, other intangibles and securities portfolio, which may have an adverse effect on our results of operations in future periods.

We are in the process of integrating certain acquisitions and expect to make future acquisitions, which will involve additional risks

For the past several years, a significant component of our growth strategy has been the addition through acquisitions of business units.  We have and will continue to seek to address the need to offer additional services through acquisitions of other companies, including the personnel such acquisitions may bring to us, although we expect to be more selective and execute fewer acquisitions going forward.

Our acquisitions of PMG and PLS were completed during 2008.  Operational and financial integration of the acquired businesses is not yet complete and we may experience difficulties in completing the integration processes.  Among other things, we are generally required to document internal controls under Section 404 of the Sarbanes-Oxley Act for each of our acquired business units by the end of the first fiscal year following the year in which the acquisition occurs.  We may not be successful in recognizing material weaknesses in internal controls over financial reporting for our acquired businesses and may have difficulty remedying any such material weaknesses on a timely basis.  More generally, we may experience difficulties in the integration of personnel and technologies across diverse business platforms.

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

Our future revenues may be affected by consolidation in the pharmaceutical industry

Due to a variety of factors in the pharmaceutical industry, our clients could potentially merge with another company or be acquired.  A merger may result in a consolidation of outsourced or marketing services where inVentiv services may no longer be required by the client.  At the same time, a client merger may present inVentiv an opportunity to expand its relationship with the client and provide additional services.

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

We have no customers, individually, that accounted for in excess of 10% of our revenues for the year ended December 31, 2008, and our largest customer during such year accounted for 9% of revenues.  Our top 10 customers account for 50% of our revenue.  If any large customer decreases or terminates its relationship with us, our business and consolidated financial position and results of operations could be materially adversely affected.

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

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters.  Certain claims, suits and complaints have been or may in the future be filed against us as described under "Legal Proceedings" in Part I, Item 3 below.  Litigation is inherently uncertain and we cannot assure you that we will not suffer a material, adverse effect as a consequence of any pending or future claims.  Moreover, new or adverse developments in existing litigation claims or legal proceedings involving us could require us to establish or increase litigation reserves.

We have been and may in the future become become a party to legal actions related to the design and management of our service offerings, including, among others, privacy-based actions and contract disputes.  Adheris was the subject of a recently settled action (which settlement has not yet received final court approval) asserting, among other claims, violation of the California Confidentiality of Medical Information Act and has had asserted against it in the past other claims based on purported violations of privacy statutes and common law arising from its patient refill reminder programs.  PRS was the subject of an indemnification claim based on a recently settled action (which settlement has not yet received final court approval) asserting, among other claims, violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005.  Although it has not been the subject of litigation to date, AWAC could become the subject of medical malpractice claims based on the design and management of its service offerings.  Adheris, PRS and AWAC each maintain errors and omissions insurance and other traditional business coverage.  AWAC does not insure for medical malpractice since it does not deem itself to be practicing medicine.  Although we believe that all of our businesses are adequately insured, certain types of claims, such as punitive damages, are not covered by insurance.

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

We could face liability for drug samples that we distribute to physicians or for drug samples that we dispense to patients which are alleged to be adulterated or misbranded, to have been negligently dispensed, to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective.

We may not be able to comply with the requirements of our credit facility.

On July 6, 2007, we entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and others.  The outstanding balance under this facility was approximately $330 million as of the closing date under the facility, which is attributable to a $330 million secured term loan component.  The Amended and Restated Credit Agreement also provided for up to $20 million in additional term loans ("delayed draw term loans") to be advanced no later than January 6, 2008 which we elected to not draw.  The agreement also provides a $50 million revolving credit facility, of which $10 million is initially available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled quarterly amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement.  Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement.  The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

•	the incurrence of indebtedness;

•	the creation of liens on our assets;

•	sale-leaseback transactions;

•	repurchase of company shares;

•	acquisitions;

•	guarantees;

•	payment of dividends; and

•	fundamental changes and transactions with affiliates.

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

Our inability to generate sufficient cash flows to support capital expansion, business acquisition plans and general operating activities could negatively affect our operations and prevent our expansion into existing and new markets.  Our ability to generate cash flows is dependent in part upon obtaining necessary financing at favorable interest rates. Interest rate fluctuations and other capital market conditions may prevent us from doing so.

Risks Related to our Common Stock

The trading price of our common stock may be volatile, and you may not be able to sell your shares at or above the price at which you acquire them.

The trading price of our common stock may fluctuate significantly.  Factors affecting the trading price of our common stock include:

•	variations in operating results;

•	the gain or loss of significant customers or suppliers;

•	announcements relating to our acquisition of other businesses;

•	changes in the estimates of our operating results or downward variances in operating results as compared to guidance;

•	changes in recommendations by any securities analysts that elect to follow our common stock; and

•	changes in regulations that impact our service offerings; and

•	market conditions in our industry, the industries of our customers and our suppliers and the economy as a whole.

In addition, if the market for health care stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, consolidated operating results or consolidated financial condition.

If we fail to meet continued listing standards of the Nasdaq Global Select Market, our common stock may be delisted which could have a material adverse effect on the liquidity of our common stock.

In order for our securities to be eligible for continued listing on the Nasdaq Global Select Market, we must remain in compliance with certain listing standards, including corporate governance standards, specified shareholders’ equity and a market price above $1.00 per share.   If we were to become noncompliant with the Nasdaq Global Select Market’s continued listing requirements, our common stock may be delisted which could have a material adverse effect on the liquidity of our common stock.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of February 13, 2009, we had 33,362,913 shares of common stock outstanding.  Of these shares, a total of approximately 1.8 million shares were subject to contractual resale restrictions under acquisition agreements and will become eligible for sale over the next several years.  Shares issued in future acquisitions, and shares issued in satisfaction of earnout obligations under completed acquisitions, may add substantially to the number of shares available for future sale.

In addition, as of February 13, 2009, approximately 1,036,324 shares of our common stock were subject to outstanding stock options.  Holders of our stock options are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants.  This exercise, or the possibility of this exercise, may reduce the price of our common stock.

Item 1B.  Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the Staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remain unresolved.

Item 2.  Properties

As of December 31, 2008, we leased 56 office facilities totaling 1,187,605 square feet, including our principal executive offices located in Somerset, New Jersey.  Eleven facilities totaling 99,147 square feet are leased by the inVentiv Clinical segment, 29 facilities totaling 377,890 square feet are leased by the inVentiv Communications segment and twelve facilities totaling 624,164 square feet are leased by the inVentiv Commercial segment, four facilities totaling 86,404 square feet are leased by the inVentiv Patient Outcomes segment.  We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

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

On February 8, 2009, the remaining parties to the Weisz action entered into a Settlement Agreement and Release (the "Weisz Settlement").  Under the terms of the Weisz Settlement, which has been preliminarily approved by the court but remains subject to final court approval after a fairness hearing, Adheris would agree to refrain from knowing participation in any refill reminder programs, targeted mailings or notifications regarding medical conditions of specific California residents except those residents who have expressly opted in to the communication or as otherwise permitted by California law.  Adheris currently does not conduct significant business in California of the type encompassed by Weisz Settlement.  It is expected that Adheris’ financial contribution to the settlement in excess of its retention amount will be funded by insurance.  Our insurer, AIG, is defending this action under reservation of rights.

The hearing to consider final approval of the Weisz Settlement is scheduled for June 5, 2009.  If the settlement does not become final, Adheris intends to continue to defend this action vigorously, and we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our consolidated balance sheets, results of operations or cash flows.

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

Our insurer, Chubb Group, is defending this action under reservation of rights.  In December 2008, the parties to the action entered into a settlement agreement, which is subject to Court approval and requires notification to various state attorneys general.  The hearing to consider final approval of the settlement is scheduled for June 10, 2009.  If the settlement agreement becomes final, the amount to be paid to the settlement class in excess of the deductible amount is expected to be funded by Chubb Group.  If the settlement does not become final, PRS intends to continue to defend this action vigorously, and  we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our consolidated balance sheets, results of operations or cash flows.

Other  We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters.  Certain such claims have been filed or are pending against us.  All such matters are of a kind routinely experienced in our business and are consistent with our historical experience.  We do not believe that any such routine action will have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq Global Select Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2008
First Quarter	$34.00	$27.78
Second Quarter	$35.70	$26.99
Third Quarter	$28.39	$16.79
Fourth Quarter	$17.53	$8.49

	High	Low
Year ended December 31, 2007
First Quarter	$39.09	$34.49
Second Quarter	$40.00	$34.56
Third Quarter	$43.82	$35.17
Fourth Quarter	$46.01	$27.56

On February 13, 2009, there were approximately 281 record holders of our common stock.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement.  We do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of 2008, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of inVentiv repurchased any of our outstanding securities.

The transfer agent for our common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Information with respect to securities authorized for issuance under equity compensation plans is set forth in “Note 14 – Common Stock and Stock Incentive Plans” of the “Notes to Consolidated Financial Statements” included in this Form 10-K and is incorporated herein by this reference.

The performance graph required by Regulation S-K Item 201(e) will be set forth in our annual report to security holders for the fiscal year ended December 31, 2008 and is incorporated herein by this reference.

Item 6.  Selected Financial Data.

SELECTED FINANCIAL DATA

The following table summarizes certain of our historical financial data and is qualified in its entirety by reference to, and should be read in conjunction with, our historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.  Historical financial information may not be indicative of our future performance.  See also “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations”.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Revenues	$1,119,812	$977,300	$766,245	$556,312	$352,184
Impairment of goodwill and other intangible assets	$(267,849)	--	--	--	--
(Loss) income from continuing operations	$(128,685)	$47,226	$49,198	$43,082	$30,130
Income from discontinued operations	$664	$258	$2,037	$781	$1,002
Net (loss) income	$(128,021)	$47,484	$51,235	$43,863	$31,132

Basic (losses) earnings per share:
Continuing operations	$(3.89)	$1.50	$1.69	$1.60	$1.26
Discontinued operations	$0.02	$0.00	$0.07	$0.03	$0.04
Basic (losses) earnings per share	$(3.87)	$1.50	$1.76	$1.63	$1.30

Diluted (losses) earnings per share:
Continuing operations	$(3.89)	$1.46	$1.64	$1.53	$1.18
Discontinued operations	$0.02	$0.01	$0.06	$0.03	$0.04
Diluted (losses) earnings per share	$(3.87)	$1.47	$1.70	$1.56	$1.22

Shares used in computing basic (losses) earnings per share	33,043	31,578	29,159	26,875	23,951

Shares used in computing diluted (losses) earnings per share	33,043	32,267	30,058	28,165	25,437

Balance sheet data:
Total assets	$973,116	$1,110,856	$771,054	$583,894	$287,452

Long-term debt (a)	$346,838	$345,995	$184,717	$190,508	$24,898

Total equity	$367,514	$477,466	$358,462	$253,219	$172,444

(a) Long-term debt includes the non-current portion of our credit arrangement (for 2005-2008) and capital lease obligations (for all years), but excludes the current portion of our credit agreement and capital lease obligations.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in this Annual Report on Form 10-K.

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv, ” “we,” "us," or "our") is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries.  We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, we provide medical cost containment services to payors in our patient outcomes business.  Our goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis.  We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch and then throughout the product lifecycle.  We have established expertise and leadership in providing the services our clients require at each of these stages of product development and commercialization and seek to address their outsourced service needs on a comprehensive basis throughout the product lifecycle.  For payors, we provide a variety of services that enhance savings and improve patient outcomes including opportunities to address billing errors, additional discounts and treatment protocols for patients.

Business Segments

We serve our clients primarily through four business segments, which correspond to our reporting segments for 2008:

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

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), Addison Whitney, Angela Liedler GmbH (“Liedler”) and Chandler Chicco Agency (“CCA”);

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007) and inVentiv Selling Solutions, including Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and

•
inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC (acquired in July 2007) and Patient Marketing Group, LLC (“PMG”) (acquired in August 2008).

Outsourcing Trends and the Current Economic Environment

Our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  Current economic conditions in the U.S. and abroad make it difficult for us to predict the near-term performance of our businesses.  Although the pharmaceutical industry is generally regarded as non-cyclical, the current recessionary environment has impacted and can be expected to further impact virtually all economic activity in the United States and abroad, including in the pharmaceutical and life sciences industry, and is resulting in increased budget scrutiny and efforts to significantly reduce expenditures in all areas of our clients' businesses.

During 2008, our inVentiv Communications division was affected by the tentativeness of clients to make marketing spend decisions, and that trend appears to be continuing, and perhaps deepening, during 2009 as evidenced by, among other things, longer lead times by our clients in developing their marketing budgets.  We believe that our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations.  Some clients are reducing marketing expenditures through reducing the scopes of agency projects and delaying decisions on new marketing initiatives.  The consequence, which we anticipate (but cannot assure) will be short- to medium-term in nature, is to shift the revenue opportunities for our inVentiv Communications division away from supporting in-market products, where margins have traditionally been the most attractive.  We also believe that client budgeting constraints and reductions in overall pharmaceutical marketing expenditures may impact our inVentiv Patient Outcomes division during 2009.  An offsetting and longer-term positive trend for us, however, is that our clients appear to be adopting clear strategies to outsource more of their pharmaceutical marketing expenditures in lower cost and more flexible solutions consistent with what inVentiv offers.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt over time.  Cost management strategies employed by management include reducing fixed cost headcount; supplementing resources with talented flex time employees who are willing to be employed on an as-needed basis; creating a studio to manage project-based graphic design and production needs for agencies across the Communications division, which will enable us to reduce overhead, improve the quality and speed of service to our clients and reduce our dependence on external vendors.  We believe that these steps will allow inVentiv to provide competitive pricing to its clients and to improve margins.

While the current transformation in the pharmaceutical industry presents challenges to us, it also presents opportunities.  Our client base is moving to more extensive outsourcing of the services we provide.  Furthermore, the industry's pipeline is strong, with 17% more compounds in phase III development in 2008 as compared to 2007.   However, we also believe that, even if the FDA approval rate does not appreciably improve over time, the number of compounds awaiting approval will lead to increased overall outsourcing expenditures.  As a result of our deep and long-standing relationships with our clients, we believe that we are well positioned to capture these opportunities.

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

Although delays in FDA approval rates have negatively impacted the pharmaceutical industry, and indirectly inVentiv, the new product pipeline in the industry remains strong, with many late-stage products awaiting FDA approval.  Even if the FDA approval rate does not approve, we believe that the number of products awaiting approval, and the requirement for pharmaceutical manufacturers to support these products as they reach commercialization, represents an opportunity over the medium to longer-term for inVentiv to capture increasing levels of outsourced services engagements.

     Business Strategy

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

Strategic acquisitions have historically been a core element of our business strategy.  Acquisitions contributed significantly to our annual revenue growth over the last few years.  We expect to be more selective and execute fewer acquisitions going forward.  We will continue to evaluate our strategic position and intend to make opportunistic acquisitions that enable us to expand the scope of our service offerings and drive shareholder value.

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

During 2008, revenues from 2008 acquisitions totaled approximately $7 million, of which $6 million was in our inVentiv Patient Outcomes segment and $1 million in our inVentiv Commercial segment.  Revenues from 2007 acquisitions totaled $82 million, of which $68 million was in our inVentiv Communications segment, $9 million in our inVentiv Patient Outcomes segment and $5 million in our inVentiv Commercial segment.

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

inVentiv Commercial

inVentiv Selling Solutions

•
inVentiv Pharma Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, an “Implementation phase", formerly referred to as "Deployment phase", typically one to three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Deployment phase", formerly referred to as “Promotion phase”, in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians or other targets  referred to as “detailing”.

Our inVentiv Pharma Teams contracts specify a separate fee for the initial “Implementation phase” of a project. We consider the implementation phase to be a separate and distinct earnings process and recognize the related revenues throughout the implementation phase, which typically spans a period of one to three months at the beginning of the first year of a contract. We generally recognize revenue during the "Deployment phase" of our inVentiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force. The accounting for the two phases is based on our analysis of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting within the meaning of paragraph 9 of EITF 00-21.

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

inVentiv Strategy and Analytics

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

•	Patient Relationship Marketing- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

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

Loss Contracts
We periodically analyze our contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable.  We did not have any material loss contracts in 2008 or 2007.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of SFAS No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  We applied aggregation criteria consistent with the definitions under SFAS 142, as well as the related guidance in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for purposes of aggregating business units in our goodwill impairment testing.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.  We calculate and compare the fair value of each reporting unit to its carrying value.  If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference.  If we deem the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, we amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and we continue to review for impairment on an annual basis.

We performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  In conjunction with the preparation, review and audit of financial statements for our 2008 fiscal year, as a result of adverse economic and equity market conditions that caused a decrease in the current marketplace and related multiples and our stock price, we concluded that a triggering event had occurred indicating potential impairment, and accordingly we performed an impairment test of our goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets under SFAS No. 142, Goodwill and Other Intangible Assets, and $30 million of definite-lived assets under SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP FAS 157-3 did not have a material impact on our financial position and results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards , AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not believe that SFAS 162 will have a material impact on our Consolidated Financial Statements.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The implementation of  SFAS 159 did not have a material effect on our consolidated balance sheets, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008.  The implementation of SFAS 157 did not have a material effect on our consolidated balance sheets, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”).  FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, we adopted FIN 48 as of January 1, 2007, as required.  Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of FIN 48 did not have a material impact on our consolidated statements of operations, financial position, cash flows, and other significant matters, such as debt covenants or our normal business practices.

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues:

	For the Years Ended December 31,
	2008		2007		2006
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
inVentiv Clinical	$216,934	19.4%	$186,927	19.1%	$149,786	19.5%
inVentiv Communications	341,887	30.5%	289,113	29.6%	207,398	27.1%
inVentiv Commercial	435,066	38.9%	400,786	41.0%	347,117	45.3%
inVentiv Patient Outcomes	125,925	11.2%	100,474	10.3%	61,944	8.1%
Total revenues	1,119,812	100.0%	977,300	100.0%	766,245	100.0%

Cost of services:
inVentiv Clinical	149,531	68.9%	127,492	68.2%	100,632	67.2%
inVentiv Communications	199,160	58.3%	175,801	60.8%	131,991	63.6%
inVentiv Commercial	347,611	79.9%	317,693	79.3%	271,651	78.3%
inVentiv Patient Outcomes	76,140	60.5%	60,576	60.3%	42,475	68.6%
Total cost of services	772,442	69.0%	681,562	69.7%	546,749	71.4%

Selling, general and administrative expenses:
inVentiv Clinical	50,617	23.3%	45,223	24.2%	37,593	25.1%
inVentiv Communications	99,186	29.0%	71,329	24.7%	49,201	23.7%
inVentiv Commercial	43,288	10.0%	45,505	11.4%	29,628	8.5%
inVentiv Patient Outcomes	26,940	21.4%	21,638	21.5%	12,293	19.8%
Other	21,653	--	17,250	--	12,703	--
Total Selling, general and administrative expenses:	241,684	21.6%	200,945	20.6%	141,418	18.4%

Impairment of goodwill and other intangible assets	267,849	23.9%	--		--

Total operating (loss) income	(162,163)	(14.5)%	94,793	9.7%	78,078	10.2%
Interest expense	(25,464)	(2.3)%	(20,717)	(2.1)%	(11,361)	(1.5)%
Interest income	1,983	0.2%	3,039	0.3%	2,694	0.4%
(Loss) income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	(185,644)	(16.6)%	77,115	7.9%	69,411	9.1%
Income tax benefit (provision)	58,207	5.2%	(29,401)	(3.0)%	(19,166)	(2.5)%
(Loss) income from continuing operations before minority interest in income of subsidiary and income from equity investments	(127,437)	(11.4)%	47,714	4.9%	50,245	6.6%
Minority interest in income of subsidiary	(1,146)	(0.1)%	(1,070)	(0.1)%	(1,207)	(0.2)%
Equity (losses) earnings in investments	(102)	--	582	--	160	--
(Loss) income from continuing operations	(128,685)	(11.5)%	47,226	4.8%	49,198	6.4%
Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	664	0.1%	258	0.1%	2,037	0.3%
Income from discontinued operations	664	0.1%	258	0.1%	2,037	0.3%

Net (loss) income	$(128,021)	(11.4)%	$47,484	4.9%	$51,235	6.7%

(Loss) earnings per share:
Continuing operations:
Basic	$(3.89)		$1.50		$1.69
Diluted	$(3.89)		$1.46		$1.64
Discontinued operations:
Basic	$0.02		$0.00		$0.07
Diluted	$0.02		$0.01		$0.06
Net (loss) income:
Basic	$(3.87)		$1.50		$1.76
Diluted	$(3.87)		$1.47		$1.70

*Cost of services is expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues:  Revenues increased by approximately $143 million, or 15%, to $1.12 billion during 2008, from $977 million during 2007.  Net revenues increased by approximately $155 million, or 19%, to $952 million during 2008, from $797 million during 2007.  During the year ended December 31, 2008, revenues related to acquisitions consummated during 2008 approximated $7 million from our inVentiv Patient Outcomes and inVentiv Commercial segments. Revenues from 2007 acquisitions totaled $82 million in our inVentiv Communications segment, inVentiv Patient Outcomes segment and inVentiv Commercial segment.

inVentiv Clinical’s revenues were $217 million during 2008, an increase of $30 million, or 16%, compared to $187 million during 2007.  Revenues in inVentiv Clinical were higher in 2008 predominantly due to expansion of our inVentiv Clinical Solutions Group with new client wins, in addition to expansion of our dedicated team with a large top 20 Client.  Our staffing group had a modest increase for the year.

inVentiv Communications’ revenues were $342 million during 2008, an increase of $53 million, or 18%, from 2007.  inVentiv Communications’ revenues accounted for 31% of total inVentiv revenues during 2008.  Revenues from acquisition growth represented 96% of this increase.  The remainder of this variance mainly relates to recent business wins in various advertising and communications’ agencies.

inVentiv Commercial’s revenues were $435 million during 2008, an increase of $34 million, or 8%, from 2007.  Approximately 7% of the increase related to acquisition growth, with the remainder relating to new business wins and expansion of its embedded teams, which more than offset revenues from contracts that wound down in the ordinary course.

inVentiv Patient Outcomes’ revenues were $126 million during 2008, up $26 million from 2007.  Revenues from acquisition growth represented 57% of this increase, with the remainder relating to organic growth from Adheris and TTI.  The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, AWAC and PMG.

Cost of Services:  Cost of services increased by approximately $90 million or 13%, to $772 million for 2008 from $682 million in 2007.  Cost of services decreased slightly as a percentage of revenues from 70% in 2007 to 69% in 2008.

inVentiv Clinical’s cost of services increased by approximately $23 million, or 18%, to $150 million during 2008 from $127 million during 2007.  Cost of services as a percentage of revenues slightly increased from 68% during 2007 to 69% during 2008 mainly due to inVentiv Clinical Solutions’ headcount additions to support the increased wins related to our Solutions business and our dedicated team.

inVentiv Communications’ cost of services increased by approximately $23 million, or 13%, to $199 million during 2008 from $176 million during 2007.  Cost of services as a percentage of revenues decreased from 61% in 2007 to 58% in 2008, mainly due to increased contribution of higher gross margins from newly-acquired businesses, such as CCA.

inVentiv Commercial’s cost of services increased by approximately $30 million, or 9%, to $348 million during 2008 from $318 million during 2007.  Cost of services as a percentage of revenues slightly increased from 79% during 2007 to 80% during 2008.  The increase in the cost of sales percentage was driven by the increase in limited scope sales force services, including the embedded program with a top 20 pharmaceutical company.

inVentiv Patient Outcomes’ cost of services increased by approximately $15 million, or 25%, to $76 million during 2008 from $61 million during 2007, mainly due to increased business at Adheris, Franklin and AWAC as well as the acquisition of PMG, as mentioned above.

Selling, General and Administrative ("SG&A"):  SG&A expenses, which also encompasses the activities of the corporate management group, increased by approximately $41 million, or 20%, to $242 million in 2008 from $201 million 2007, mainly due to additional acquisitions in 2007 and 2008.

SG&A expenses at inVentiv Clinical was approximately $51 million in 2008, compared to $45 million in 2007.  The $6 million increase in Clinical’s SG&A is related to an expansion of our Business Development effort and additional costs as it relates to the growth of our Solutions and Teams businesses, specifically costs related to supporting initiatives in IT, Accounting, Quality Assurance and Project Management.

SG&A expenses at inVentiv Communications increased $28 million to $99 million in 2008.  2007 acquisitions contributed to the majority of this increase.

SG&A expenses at inVentiv Commercial decreased by approximately $3 million to $43 million during 2008 from 2007.  The majority of this decrease was due to a receivables reserve recorded during the second quarter of 2007 relating to a client that declared Chapter 11 bankruptcy.  This decrease was slightly offset by a general increase in compensation across the Commercial business.

SG&A expenses at inVentiv Patient Outcomes increased by $5 million to $27 million during 2008, mainly due to the additions of AWAC and PMG over the last two years.

Other SG&A increased by approximately 29%, or $5 million from 2007 to 2008.  This increase relates to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from additional corporate personnel transferring from the operating units; and $2.6 million of other than temporary impairment of marketable securities.  See Liquidity and Capital Resources section for further discussion on other than temporary impairment of marketable securities.

Impairment of Goodwill and Other Intangible Assets:  In conjunction with the preparation, review and audit of financial statements for our 2008 fiscal year, as a result of adverse equity market conditions that caused a decrease in the current market multiples and our stock price, we concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of our goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets under SFAS No. 142, Goodwill and Other Intangible Assets, and $30 million of definite-lived assets under SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets.

Interest Expense:  Interest expense increased to approximately $25 million in 2008 from 2007.  The difference was due to higher interest on the additional $166 million borrowed under our amended credit agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes:  Our 2008 annual effective tax rate was 31.1%, which includes an 8% rate reduction relating to the impairment of $268 million of goodwill and other intangible assets.  Our 2007 annual effective tax rate was 38.4%, including a first quarter 2007 tax benefit of approximately $1.0 million related to the net tax benefit of state tax reserves.

Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and is subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

Net (Loss) Income and Earnings Per Share ("EPS"): inVentiv’s net loss decreased by approximately $175 million to a net loss of $128 million during 2008 when compared to 2007, and earnings per share decreased to $(3.87) per share in 2008 from $1.47 per share during 2007.  The aforementioned impairment charge, which did not affect inVentiv’s current operations, liquidity or cash position, contributed to the loss in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues: Revenues increased by approximately $211 million, or 28%, to $977 million during 2007, from $766 million during 2006.  Net revenues increased by approximately $165 million, or 26%, to $797 million during 2007, from $632 million during 2006.
inVentiv Clinical’s revenues were $187 million during 2007, an increase of $37 million, or 25%, compared to $150 million during 2006.  Revenues in inVentiv Clinical were higher in 2007 predominantly due to increased placement of temporary personnel and new business wins to provide functional outsourcing services.  Also, in April 2006, we acquired Synergos, which complements the segment by strengthening the functional outsourcing service.

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

inVentiv Patient Outcomes’ revenues were $100 million during 2007, up $38 million from 2006.  Growth in the segment was both organic as well as from the addition of AWAC. The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, The Therapeutics Institute’s clinical education services which was formerly reported in the Commercial segment, and AWAC, which we acquired in July 2007.

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

Selling, General and Administrative: SG&A expenses, which also encompasses the activities of the corporate management group, increased by approximately $60 million, or 43%, to $201 million in 2007 from $141 million 2006, mainly due to additional acquisitions in 2006 and 2007.

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

Interest Expense:  Interest expense almost doubled to approximately $21 million in 2007 from 2006.  Approximately $6 million of the difference was due to higher interest on the additional $166 million borrowed under our amended credit agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.  In addition, as mentioned in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, we did not designate our initial hedge for hedge accounting until July 2006, which resulted in a $2.1 million net reduction to interest expense relating to the mark-to-market adjustment during the 2006 versus $1.2 million of interest expense due to the financing element embedded in the interest rate swap during 2007.

Provision for Income Taxes:  In March 2007, we recognized a tax benefit of approximately $1.0 million related to the net tax benefits of state tax reserves.  Including these tax benefits, our annual effective tax rate was 38.4% in 2007.

In June 2006, we recognized a tax benefit of approximately $9.1 million related to net operating losses associated with a previously-divested unit, as management determined that it is more likely than not that this deferred tax asset will be realized.  Including these tax benefits, our annual effective tax rate was 28.0% in 2006.

Our current effective tax rate is based on earnings in the tax jurisdictions in which we do business and is subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions, or due to the potential tax impact arising from previous divestitures.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”).  FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, we adopted FIN 48 as of January 1, 2007, as required.  Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of FIN 48 did not have a material impact on our consolidated statements of operations, financial position, cash flows, and other significant matters, such as debt covenants or our normal business practices.

Net Income and Earnings Per Share: inVentiv’s net income decreased by approximately $4 million to $47 million during 2007 when compared to the same period in 2006, and diluted earnings per share decreased to $1.47 per share in 2007 from $1.70 per share during the 2006.  However, excluding the impact of the increase in the uncollectible receivable reserve during the second quarter of 2007 and the distinct tax benefits in 2007 and 2006, overall EPS and net income increased over the respective periods, driven by increased wins and new acquisitions.

Liquidity and Capital Resources

At December 31, 2008, we had $90 million of unrestricted cash and equivalents, an increase of $39 million from December 31, 2007.  For the year ended December 31, 2007 compared to 2008, cash provided by operations increased by $28 million from $59 million to $87 million.  Cash used in investing activities decreased from $246 million to $28 million for the year ended December 31, 2007 and 2008, respectively.  Cash from financing activities decreased from a source of $159 million to a use of $18 million over the same comparative periods.

Cash provided by operations was $87 million during the year ended December 31, 2008, while cash provided by operations was $59 million in the year ended December 31, 2007.  The increase was primarily due to the improved collections and timing of unbilled services across our segments in 2008 as compared to 2007.  In 2008, we focused more on strengthening our collections process as the credit environment has worsened.

Cash used in investing activities decreased by $218 million from $246 million to $28 million for the years ended December 31, 2007 and 2008, respectively.  We paid $170 million for the 2007 acquisitions of Ignite, Chamberlain, Strategyx, Addison Whitney, Advogent, CCA and AWAC, while spending $26 million for the 2008 acquisitions of PMG and PLS and post-closing adjustments from our 2007 acquisitions.  We also paid $24 million in acquisition earnouts in 2007, while paying $22 million in acquisition earnouts in 2008.  In 2008, we liquidated approximately $32 million of marketable securities from CSCP into cash as further described in Item 1A.  Finally, our capital expenditures increased by $7 million due to the inclusion of 2007 acquisitions for a full year in 2008 and the investment in technology to support back office functions.

Cash from financing activities decreased from a source of $159 million in 2007 to a use of $18 million in 2007, mainly due to our Amended and Restated Credit Agreement, resulting in a $166 million net cash inflow during 2007, as more fully described below.  In addition, stock option exercise proceeds and related excess tax benefits were lower by $12 million in 2008 as a result of dramatically lower stock prices in 2008, as evidenced by the summary of historical stock prices in Item 5.

Our principal external source of liquidity is our syndicated, secured credit agreement, which we entered into with UBS AG, Stamford Branch, and others in connection with the inVentiv Communications, Inc. acquisition.  On July 6, 2007, we amended this credit facility and in connection therewith entered into an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and the other lenders party to the credit facility.  The key features of the Amended and Restated Credit Agreement are as follows:

•	A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to:

•	refinance the existing October 2005 credit facility, which had a remaining balance of $164 million, and

•	fund the acquisitions of CCA and AWAC and pay the fees associated with the amended credit facility, with the balance retained by inVentiv as working capital.

The credit agreement also included up to $20 million in additional term loans (“delayed draw term loans”) that was to be advanced no later than January 6, 2007.  We elected not to draw additional amounts under the agreement.  The agreement also contains a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit (of which $7 million has been used) and a swingline facility.  The term loan will mature on the seventh anniversary of the Amended and Restated Credit Agreement, with scheduled amortization of 1% per year during years one through six and 94% during year seven.  The revolving loans will mature on the sixth anniversary of the Amended and Restated Credit Agreement.

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

Effective October 2005, we entered into a three-year swap arrangement for $175 million to hedge against the original $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc.  As more fully described in Part II, Item 7A below, effective September 6, 2007, we entered into a five-year swap arrangement for $165 million to hedge against the additional credit exposure under the Amended and Restated Credit Agreement.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue.  If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2006, 2007 and 2008 acquisitions generally include earnout provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Commitments and Contractual Obligations
A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)		Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 – 3 years	3 -5 years	More than 5 years	Other
Long term debt obligations (a)	433,116	24,834	49,009	200,305	158,968	--
Capital lease obligations (b)	40,565	14,328	22,914	3,323	--	--
Operating leases (c)	140,917	22,289	38,009	27,538	53,081	--
Acquisition-related incentive (d)	2,153	2,153	--	--	--	--
Unrecognized tax benefits (e)	7,881	--	--	--	--	7,881
Total obligations	624,632	63,604	109,932	231,166	212,049	7,881

(a)	These future commitments represent the principal and interest payments under the $330 million term loan under our credit facility.

(b)	These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2008 but will be recorded as incurred.

(c)
Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term, as provided for in the leasing arrangements.

(d)	This liability to the former stockholders of inVentiv Communications, Inc. is included in accrued payroll, accounts payable and accrued expenses on our December 31, 2008 consolidated balance sheet.

(e)	The timing of future cash outflows associated with these unrecognized tax benefits is highly uncertain and accordingly have been excluded from this table.

The acquisition agreements entered into in connection with all of our acquisitions include earnout provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2008, 2007 or 2006, except for fluctuations in gas prices in 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt Exposure

At December 31, 2008, we had $325.1 million debt outstanding under our secured term loan as described in “Liquidity and Capital Resources” in Item 7 above.  We will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at December 31, 2008, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

Effective October 2005,we entered into an amortizing three-year interest rate swap arrangement with a notional amount of $175 million to fix the interest rate on the six-year $175 million loan arrangement entered into to facilitate the acquisition of inVentiv Communications, Inc.  We entered into this interest rate swap agreement to modify the interest rate characteristics of its outstanding long-term debt.  From October 2005 to July 2006, we did not designate our original swap arrangement for hedge accounting and recorded an approximate $2.9 million reduction to interest expense relating to the mark-to-market adjustment, and a corresponding derivative asset for approximately $2.9 million, which was recorded in Deposits and Other Assets on the Consolidated Balance Sheet.  The fair value of the swaps represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

On July 17, 2006, we formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133.  We employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value declined to zero at maturity, which was December 31, 2008, the $2.9 million of fair value was recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the year ended December 31, 2008, the fair market value of the original derivative asset increased from a liability of approximately $1.0 million to the maturity value of $0.  Approximately $1.1 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while $2.1 million ($1.2 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional, as our original 2005 three-year interest rate swap arrangement described above expired.  At hedge inception, we employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2008, and accordingly, $20.5 million ($12.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on our Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $4.8 million credit value adjustment as discussed in Note 10.

Foreign Currency Exchange Rate Exposure

We are not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to our consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.  The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2008, the accumulated other comprehensive losses related to foreign currency translations was approximately $2.6 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Report of Management
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment excludes the PMG and Promotech Logistics Solutions businesses we acquired in 2008 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).  The financial statements of these acquired businesses constitute 2% and 1% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2008.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.  Deloitte & Touche LLP has issued its report, which is part of its report set forth below, on our management's assessment of the effectiveness of our internal control over financial reporting.

Deloitte & Touche LLP
100 Kimball Drive
Parsippany, NJ 07054
USA
Tel:  (973) 602.6000
Fax:  (973) 602.5050
www.deloitee.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
inVentiv Health, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of inVentiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Patient Marketing Group (“PMG”) and Promotech Logistics Solutions (“PLS”) which were acquired in 2008, and whose financial statements reflect total assets and revenues constituting 2.21% and 0.61% of the related consolidated financial statement as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at the aforementioned PMG and PLS.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inVentiv Health, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Parsippany New Jersey

/s/ Deloitte & Touche, LLP
February 27, 2009

INVENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and equivalents	$90,463	$50,973
Restricted cash and marketable securities	8,069	47,164
Accounts receivable, net of allowances for doubtful accounts of $4,787 and $3,098 at
December 31, 2008 and 2007, respectively	158,689	162,198
Unbilled services	86,390	89,384
Prepaid expenses and other current assets	16,880	19,836
Current tax assets	595	--
Current deferred tax assets	9,198	4,279
Total current assets	370,284	373,834

Property and equipment, net	63,382	54,740
Investments in affiliates	1,423	309
Goodwill	215,526	383,714
Other intangibles, net	226,509	281,122
Non-current deferred tax assets	75,172	--
Deposits and other assets	20,820	17,137
Total assets	$973,116	$1,110,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$13,417	$17,464
Current portion of long-term debt	4,279	3,300
Accrued payroll, accounts payable and accrued expenses	129,009	138,708
Current income tax liabilities	2,736	6,814
Client advances and unearned revenue	57,223	76,696
Total current liabilities	206,664	242,982

Capital lease obligations, net of current portion	25,010	20,945
Long-term debt	321,828	325,050
Non-current income tax liabilities	5,636	7,323
Deferred tax liabilities	--	13,164
Other non-current liabilities	46,334	23,766
Total liabilities	605,472	633,230

Commitments and contingencies

Minority interests	130	160

Stockholders’ Equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2008 and 2007, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,272,543 and 32,325,109
Shares issued and outstanding at December 31, 2008 and 2007, respectively	33	32
Additional paid-in-capital	394,560	362,116
Accumulated other comprehensive losses	(20,869)	(6,493)
Accumulated (deficit) earnings	(6,210)	121,811
Total stockholders’ equity	367,514	477,466

Total liabilities and stockholders’ equity	$973,116	$1,110,856

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Net Revenues	$951,656	$796,659	$631,620
Reimbursable out-of-pockets	168,156	180,641	134,625
Revenues	1,119,812	977,300	766,245
Operating expenses:
Cost of services	598,465	498,106	410,184
Reimbursed out-of-pocket expenses	173,977	183,456	136,565
Selling, general and administrative expenses	241,684	200,945	141,418
Impairment of goodwill and other intangible assets	267,849	--	--
Total operating expenses	1,281,975	882,507	688,167
Operating (loss) income	(162,163)	94,793	78,078
Interest expense	(25,464)	(20,717)	(11,361)
Interest income	1,983	3,039	2,694
(Loss) income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments	(185,644)	77,115	69,411
Income tax benefit (provision)	58,207	(29,401)	(19,166)
(Loss) income from continuing operations before minority interest in income of subsidiary and income from equity investments	(127,437)	47,714	50,245
Minority interest in income of subsidiary	(1,146)	(1,070)	(1,207)
(Loss) income from equity investments	(102)	582	160
(Loss) income from continuing operations	(128,685)	47,226	49,198

Income from discontinued operations:
Gains on disposals of discontinued operations, net of tax benefit (expense) of $73, $(131) and $749 for the years ended December 31, 2008, 2007 and 2006, respectively	664	258	2,037
Income from discontinued operations	664	258	2,037

Net (loss) income	$(128,021)	$47,484	$51,235

(Loss) earnings per share:
Continuing operations:
Basic	$(3.89)	$1.50	$1.69
Diluted	$(3.89)	$1.46	$1.64
Discontinued operations:
Basic	$0.02	$0.00	$0.07
Diluted	$0.02	$0.01	$0.06
Net (loss) income:
Basic	$(3.87)	$1.50	$1.76
Diluted	$(3.87)	$1.47	$1.70
Weighted average common shares outstanding:
Basic	33,043	31,578	29,159
Diluted	33,043	32,267	30,058

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands)
	Common Stock	Additional Paid-In Capital	Accumulated earnings (deficit)	Deferred Compen- Sation	Compre-hensive Income (Losses)	Accumulated Other Comprehen-sive Income (Losses)	Total
Balance at December 31, 2005	28	$233,441	$23,092	$(3,563)		$221	$253,219
Net income	--	--	51,235	--	$51,235	--	51,235
Foreign currency translation Adjustment	--	--	--	--	225	225	225
Net change in effective portion of derivative, net of taxes	--	--	--	--	(672)	(672)	(672)
					$50,788
Reclassification of unvested restricted shares to additional paid in capital	--	(3,563)	--	3,563		--	--
Vesting of restricted shares	--	3,089	--	--		--	3,089
Withhold shares for taxes	--	(190)	--	--		--	(190)
Consultant compensation	--	728	--	--		--	728
Exercise of stock options	1	6,525	--	--		--	6,526
Stock option expense	--	4,450	--	--		--	4,450
Tax benefit from exercise of employee stock options and vesting of restricted stock	--	8,959	--	--		--	8,959
Issuance of shares in connection with acquisitions	1	30,892	--	--		--	30,893
Balance at December 31, 2006	30	284,331	74,327	--		(226)	358,462
Net income			47,484		47,484		47,484
Foreign currency translation Adjustment					396	396	396
Net change in effective portion of derivative, net of taxes					(6,663)	(6,663)	(6,663)
					41,217
Vesting of restricted shares		5,222					5,222
Withhold shares for taxes		(873)					(873)
Consultant compensation		796					796
Exercise of stock options	1	6,908					6,909
Stock option expense		4,494					4,494
Tax benefit from exercise of employee stock options and vesting of restricted stock		8,066					8,066
Issuance of shares in connection with acquisitions	1	53,172					53,173
Balance at December 31, 2007	32	362,116	121,811	--		(6,493)	477,466
Net loss			(128,021)		(128,021)		(128,021)
Foreign currency translation Adjustment					(3,445)	(3,445)	(3,445)
Net change in effective portion of derivative, net of taxes					(10,931)	(10,931)	(10,931)
					(142,397)
Vesting of restricted shares		6,832					6,832
Withhold shares for taxes		(1,111)					(1,111)
Consultant compensation		127					127
Exercise of stock options		2,387					2,387
Stock option expense		3,752					3,752
Tax benefit from exercise of employee stock options and vesting of restricted stock		387					387
Issuance of shares in connection with acquisitions	1	18,920					18,921
Other		1,150					1,150
Balance at December 31, 2008	33	$394,560	($6,210)			$(20,869)	$367,514

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended
	December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(128,021)	$47,484	$51,235
Income from discontinued operations	(664)	(258)	(2,037)
(Loss) income from continuing operations	(128,685)	47,226	49,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,870	18,169	15,130
Amortization	15,118	10,939	5,610
Loss (income) from equity investments	102	(582)	(160)
Minority interest in income of subsidiary	1,146	1,070	1,207
Fair market value adjustment on derivative financial instrument	1,121	1,218	(2,069)
Deferred taxes	(93,255)	(6,384)	13,379
Impairment of goodwill and other intangible assets	267,849	--	--
Impairment of marketable securities	2,561	841	--
Stock compensation expense	10,584	9,716	7,539
Tax benefit from stock option exercises and vesting of restricted shares	3,225	9,801	9,831
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	7,097	(12,765)	2,257
Unbilled services	4,585	(10,508)	(32,576)
Prepaid expenses and other current assets	3,399	(8,673)	(197)
Accrued payroll, accounts payable and accrued expenses	(10,300)	(3,472)	7,154
Net tax liabilities	(9,200)	10,928	(6,754)
Client advances and unearned revenue	(19,782)	3,186	21,715
Excess tax benefits from stock based compensation	(252)	(7,928)	(8,641)
Other	10,234	(3,893)	2,403
Net cash provided by continuing operations	86,417	58,889	85,026
Net cash provided by (used in) discontinued operations	508	(221)	624
Net cash provided by operating activities	86,925	58,668	85,650

Cash flows from investing activities:
Restricted cash balances and marketable securities	524	(46,343)	3,828
Investment in cash value of life insurance policies	270	(2,440)	(2,911)
Investment in marketable securities	32,286	--	--
Cash paid for acquisitions, net of cash acquired	(25,506)	(169,739)	(61,461)
Acquisition earnout cash payments	(22,126)	(23,556)	(8,267)
Investment in affiliates	(1,203)	37	267
Purchases of property and equipment	(17,449)	(10,446)	(6,704)
Proceeds from manufacturers rebates on leased vehicles	5,453	5,574	3,630
Net cash used in continuing operations	(27,751)	(246,913)	(71,618)
Net cash provided by discontinued operations	156	479	1,413
Net cash used in investing activities	(27,595)	(246,434)	(70,205)

Cash flows from financing activities:
Borrowings on credit agreement	--	166,250	--
Borrowings on line of credit	948	--	--
Repayments on credit agreement	(3,191)	(2,484)	(9,979)
Repayments of capital lease obligations	(15,685)	(15,538)	(12,948)
Fees to establish credit agreement	--	(2,154)	--
Withholding shares for taxes	(1,111)	(873)	(190)
Proceeds from exercise of stock options	2,387	6,908	6,525
Excess tax benefits from stock-based compensation	252	7,928	8,641
Distributions to minority interests in affiliated partnership	(1,178)	(1,216)	(1,087)
Net cash (used in) provided by continuing operations	(17,578)	158,821	(9,038)
Net cash provided by discontinued operations	--	--	--
Net cash (used in) provided by financing activities	(17,578)	158,821	(9,038)

Effect of exchange rate changes	(2,262)	83	326

Net increase (decrease) in cash and equivalents	39,490	(28,862)	6,733
Cash and equivalents, beginning of year	50,973	79,835	73,102
Cash and equivalents, end of year	$90,463	$50,973	$79,835

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,610	$19,549	$12,798
Cash paid for income taxes	$33,076	$17,972	$8,077
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$18,475	$13,532	$21,871
Stock issuance related to acquisitions	$18,921	$53,173	$30,893

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries.  The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market.  The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis that permits the Company to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions.  The Company provides services to over 350 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies.

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

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), Addison Whitney and Chandler Chicco Agency (“CCA”);

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes inVentiv Strategy & Analytics (including its Strategyx business unit acquired in June 2007), inVentiv Selling Solutions and inVentiv's Promotech sample management business, which was augmented with the acquisition of Promotech Logistics Solutions LLC ("PLS") in December 2008; and

•
inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC (acquired in July 2007) and Patient Marketing Group, LLC (“PMG”) (acquired in August 2008).

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

Cash and Equivalents

Cash and equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments.  These accounts are stated at cost, which approximates market value, and have original maturities of three months or less.  See Note 5 for a description of restricted cash balances and marketable securities.

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

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inVentiv Commercial

inVentiv Selling Solutions

•
inVentiv Pharma Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, an “Implementation phase", formerly referred to as "Deployment phase", typically one to three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Deployment phase", formerly referred to as “Promotion phase”, in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians or other targets  referred to as “detailing”.

Our inVentiv Pharma Teams contracts specify a separate fee for the initial “Implementation phase” of a project.  We consider the implementation phase to be a separate and distinct earnings process and recognize the related revenues throughout the implementation phase, which typically spans a period of one to three months at the beginning of the first year of a contract.  We generally recognize revenue during the "Deployment phase" of our inVentiv Pharma Teams contracts on a straight-line basis based on the size of the deployed field force.  The accounting for the two phases is based on our analysis of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting within the meaning of paragraph 9 of EITF 00-21.

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

inVentiv Strategy and Analytics

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

•	Patient Relationship Marketing- Revenues are recognized and recorded as time and production billings are billed as incurred for actual time and expenses.

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

Loss Contracts
The Company periodically analyzes its contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.  The Company did not have any material loss contracts in 2008 or 2007.

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

 Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  The Company applied aggregation criteria consistent with the definitions under SFAS 142 as well as the related guidance in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information for purposes of aggregating the Company’s reporting units in goodwill impairment testing.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step screens for potential impairment, and the second step measures the amount of impairment, if any.  The Company calculates the fair value of each reporting unit and compares this to its carrying value.  If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If the Company deems the useful life to be no longer indefinite after testing for impairment in accordance with the applicable rules stated above, the Company amortizes the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and the Company continues to review for impairment on an annual basis.

The Company performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  During the fourth quarter of 2008, as a result of adverse equity market conditions that caused a decrease in the current market multiples and the company’s stock price, the Company concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of its goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million , including $238 million of indefinite-lived assets and $30 million of definite-lived assets under SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets.  See Note 7 for further details of these noncash goodwill and intangibles impairment charges.

Impairment of Long-Lived Assets

SFAS No. 144 establishes accounting standards for the impairment of long-lived assets.  The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.  As explained above, the Company performed an impairment test of its goodwill and intangible assets as of December 31, 2008, and recorded $30 million of pre-tax noncash impairment of certain definite-lived intangible assets.  There were no material impairment losses in 2007 or 2006.

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

Earnings (Loss) Per Share (“EPS”)

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

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
(Loss) income from continuing operations	$(128,685)	$47,226	$49,198
Weighted average number of common shares outstanding	33,043	31,578	29,159
Basic EPS from continuing operations	$(3.89)	$1.50	$1.69

Diluted EPS from Continuing Operations Computation
(Loss) income from continuing operations	$(128,685)	$47,226	$49,198
Adjustments	--	--	--
Adjusted income from continuing operations	$(128,685)	$47,226	$49,198

Weighted average number of common shares outstanding	33,043	31,578	29,159
Stock options (1)	n/a	497	780
Restricted awards (2)	n/a	192	119
Total diluted common shares outstanding	33,043	32,267	30,058

Diluted EPS from continuing operations	$(3.89)	$1.46	$1.64

(1)
For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, 271,227 shares, 145,510 shares and 362,479 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2)
For the years ended December 31, 2008, December 31, 2007 and December 31, 2006, 767,679 shares, negligible shares and 7,336 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

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

Foreign Currency Translations

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in its foreign business units, which are not material to its consolidated financial statements.  The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.  The financial statements of the Company’s subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2008, the accumulated other comprehensive losses related to foreign currency translations was approximately $2.6 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of accounts receivable and unbilled services.  The Company places its investments in highly rated financial institutions, U.S. Treasury bills, money market accounts, investment grade short-term debt instruments.  The Company is subject to credit exposure to the extent the Company maintains cash balances at one institution in excess of the Federal Depository Insurance Company limit of $250,000.  Its receivables are concentrated with its major pharmaceutical clients.  The Company does not require collateral or other security to support clients' receivables.

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

The adoption of SFAS 123R resulted in stock-based compensation expense for the years ended December 31, 2008 and 2007 of  $10.6 million and $9.7 million, respectively, of which $2.3 million and $2.4 million, respectively, were recorded in cost of services and $8.3 million and $7.3 million recorded as Selling, General and Administrative expenses (“SG&A”), respectively.  The stock-based compensation expense caused (loss) income before income tax provision, minority interest in income of subsidiary and income from equity investments to decrease by $10.6 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively, net (loss) income to (increase) decrease by $7.3 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively, and basic and diluted earnings per share to decrease by $0.22 and $0.18 per share for the years ended December 31, 2008 and 2007, respectively.

Cash provided by financing activities increased by $0.3 million and $7.9 million for the years ended December 31, 2008 and 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP FAS 157-3 did not have a material impact on the Company’s financial position and results of operations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not believe that SFAS 162 will have a material impact on its Consolidated Financial Statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The implementation of  SFAS 159 did not have a material effect on our consolidated balance sheets, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008.  The implementation of SFAS 157 did not have a material effect on our consolidated balance sheets, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes (“FASB No. 109”).  FIN 48 is effective for fiscal years beginning after December 15, 2006; as such, we adopted FIN 48 as of January 1, 2007, as required.  Differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported after adoption are accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  The adoption of FIN 48 did not have a material impact on our consolidated statements of operations, financial position, cash flows, and other significant matters, such as debt covenants or our normal business practices.

3.  Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141, Business Combinations, (“SFAS No. 141”) and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisitions dates.  If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is disclosed in the notes to the consolidated financial statements.  earnout payments from acquisitions are generally accrued at the end of an earnout period in conjunction with the preparation of the Company’s quarterly financial statements when the acquired company’s results are reviewed, as more fully described below.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Except for inVentiv Communications, Inc., pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X for the following acquisitions because none of the specific thresholds were met as they were not material to the consolidated operations of the Company at the time of acquisition.

Promotech Logistics Solutions – In December 2008, the Company completed the acquisition of the net assets of Promotech Logistics Solutions for approximately $7.2 million in cash, including certain post-closing adjustments and direct acquisition costs, yet to be finalized.  There are no earnout provisions related to this acquisition.  Promotech Logistics Solutions is headquartered in New Jersey and provides non-personal promotion services, similar to our existing Promotech group.  Promotech Logistics Solutions’ financial results have been reflected in the inVentiv Commercial segment since the date of its acquisition.

PMG - In August 2008, the Company completed the acquisition of the net assets of PMG for approximately $15.2 million in cash, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on PMG’s performance measurements during 2008 and 2009.  PMG is headquartered in New Jersey and is a leading provider of patient relationship marketing services.  PMG’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

CCA - In July 2007, the Company completed the acquisition of CCA, for approximately $69.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on CCA’s performance measurements during 2007 through 2010.  The amount accrued at December 31, 2008 for the 2008 earnout was approximately $25.9 million.  CCA is headquartered in New York and is one of the largest healthcare-focused public relations firms in the world.  CCA includes agencies organized and operating in the United States, the United Kingdom and France.  CCA’s financial results have been reflected in the inVentiv Communications’ segment since the date of its acquisition.

AWAC - In July 2007, the Company completed the acquisition of AWAC for approximately $76.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on AWAC’s performance measurements during 2007 through 2010.  AWAC is based in Georgia and is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators, ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters and insurance carriers.  The AWAC acquisition included the business assets of AWAC.MD, Inc. as well as Innovative Health Strategies, Inc. and iProcert, LLC, which were acquired as entities.  Innovative Health Strategies, Inc. and iProcert, LLC were subsequently dissolved and their business operations consolidated with the AWAC.MD business operations.  AWAC’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

Addison Whitney - In June 2007, the Company completed the acquisition of the net assets of Addison Whitney, Inc. for approximately $18.3 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on Addison Whitney’s performance measurements during 2007 through 2010.  Addison Whitney is based in North Carolina, and specializes in global branding consultancy that focuses on creating unique corporate and product brands.  Addison Whitney’s financial results have been reflected in the inVentiv Communications’ segment since the date of its acquisition.

Strategyx - In June 2007, the Company completed the acquisition of Strategyx for approximately $9.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on Strategyx’s performance measurements during 2007 through 2010.  Strategyx is based in Somerville, New Jersey, and specializes in global strategic consulting.  Strategyx’s financial results have been reflected in the inVentiv Commercial segment since the date of its acquisition.

Ignite - In March 2007, the Company completed the acquisition of the assets of ignite comm.net and Incendia Health, Inc. (including its Incendia Health Studios brand of services, which is now operated as a division of Ignite) for approximately $21.2 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on Ignite's performance measurements during 2007 through 2010.  For the 12-month period ended March 31, 2008, approximately $6.3 million of cash and stock was accrued, of which approximately $6.2 million was paid during the third quarter of 2008.  Ignite is based in Irvine, California and specializes in medical advertising and interactive communications targeting patients and caregivers.  Ignite’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

Chamberlain - In March 2007, the Company completed the acquisition of Chamberlain for approximately $14.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on Chamberlain's performance measurements during 2007 through 2009.  Chamberlain is based in New York, and specializes in public relations in the healthcare industry. Chamberlain’s financial results have been reflected in the inVentiv Communications segment since the date of its acquisition.

MedConference - In November 2006, the Company completed the acquisition of the net assets of The Maxwell Group, Inc. and its MedConference brand of services (“MedConference”) for approximately $8.1 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  MedConference, based in Norristown, PA, was founded in 1989 and is a leading provider of live and on-demand virtual event services to the pharmaceutical industry.  The Company was obligated to make certain earnout payments, contingent on MedConference's performance measurements during 2006 through 2008.  The amount accrued at December 31, 2006, and paid in 2007, with respect to MedConference for the 2006 earnout was approximately $1.6 million in cash and stock.  MedConference did not achieve the initial earnout threshold for 2007 and 2008 and thus, no amount was accrued.  The results of MedConference have been reflected in the inVentiv Commercial segment since the date of its acquisition.

DialogCoach - In November 2006, the Company completed the acquisition of the net assets of American Speakers Education Research and Training, L.L.C. and DialogCoach LLC (collectively, “DialogCoach”) for approximately $5.7 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  DialogCoach, based in Coopersburg, PA, is an education and training company focused on customized solutions in specialty markets and building training and educational programs.  The Company was obligated to make certain earnout payments, contingent on DialogCoach's performance measurements during 2006 through 2008.  DialogCoach did not achieve the initial earnout threshold for 2006, 2007 and 2008 and thus, no amount was accrued.  The results of DialogCoach have been reflected in the inVentiv Commercial segment since the date of its acquisition.

Synergos - In April 2006, the Company acquired the net assets of Synergos for approximately $6.4 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Synergos, based in The Woodlands, Texas, is a focused clinical services provider with expertise in clinical trial management services, particularly project management and monitoring. The Company was obligated to make certain earnout payments, contingent on Synergos’s performance measurements during 2006 and 2007.  The amount accrued at December 31, 2006, and paid in 2007, with respect to Synergos for the 2006 earnout, was approximately $0.8 million in cash and stock.  The amount accrued at December 31, 2007 for the 2007 earnout was approximately $0.9 million in cash and stock, which was paid in May 2008.  The results of Synergos have been reflected in the inVentiv Clinical segment from the date of its acquisition.

JSAI - In April 2006, the Company acquired JSAI for approximately $8.8 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  JSAI is Canada's leading healthcare marketing and communications agency.  The Company will be obligated to make certain earnout payments, which may be material, contingent on JSAI’s performance measurements during the 12-month periods ending March 31, 2007, 2008 and 2009.  The amount due with respect to JSAI for the 12-month period ended March 31, 2007 was approximately $2.8 million in cash and stock, which the Company accrued at March 31, 2007, of which the cash portion was paid in 2007 and stock portion was paid in 2008 once certain contractual restrictions were met.  JSAI did not achieve the initial earnout threshold for the 12-month period ended March 31, 2008 and thus, no amount was accrued.  The results of JSAI have been reflected in the inVentiv Communications segment since the date of its acquisition.

Adheris - In February 2006, the Company acquired Adheris for approximately $69.9 million in cash and stock, including certain post-closing adjustments and direct acquisition costs.  Adheris is a Massachusetts-based industry leader in the area of patient compliance and persistency programs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on Adheris's performance measurements during 2006 through 2008.  Adheris’s 2006 earnout of approximately $7.7 million in cash and stock, of which $7.9 million was accrued at December 31, 2006, was paid in 2007.  Adheris’ 2007 earnout of approximately $15.1 million in cash and stock, of which $15.3 million was accrued at December 31, 2007, was paid in 2008.  The amount accrued at December 31, 2008 for the 2008 earnout was approximately $12.3 million.  The portions adjusted in the subsequent years mainly relate to the finalization of the earnout for the previous years, as allowed under the contract.  The results of Adheris were reflected in the inVentiv Communications segment from the date of its acquisition until June 30, 2007.  Adheris was transferred from the inVentiv Communications segment to the inVentiv Patient Outcomes segment following the acquisition of AWAC and the concomitant revision of our segment reporting analysis.

inVentiv Communications, Inc. - In October 2005, the Company acquired all of the outstanding capital stock of inVentiv Communications, Inc. (then known as inChord Communications, Inc.) for approximately $196.8 million of cash and stock, including certain post-closing adjustments and direct acquisition costs.  To help finance the transaction, the Company entered into a Credit Agreement, dated October 5, 2005, which was amended and restated on July 6, 2007, as more fully described in Note 11.  The Company acquired inVentiv Communications, Inc. to vastly expand its service portfolio in the marketing and communications arena, expand its market position in the pharmaceutical services market and achieve cross-selling opportunities by leveraging its existing businesses.  The Company was obligated to make certain earnout payments, contingent on inVentiv Communications, Inc.’s performance measurements from 2005 through 2007.  inVentiv Communications, Inc.’s 2005 earnout of approximately $3.8 million in cash and stock, of which $3.6 million was accrued at December 31, 2005, was paid in 2006.  inVentiv Communications, Inc.’s 2006 earnout of approximately $24.7 million in cash and stock, of which $25.0 million was accrued for at December 31, 2006, was paid in 2007.  inVentiv Communications, Inc.’s 2007 earnout was approximately $21.8 million in cash and stock, which was accrued at December 31, 2007, of which $18.5 million was paid in 2008 and $2.4 million remains accrued at December 31, 2008.  The portions adjusted in the subsequent years mainly relate to the finalization of the earnouts for the previous years, as allowed under the contract.  The results of inVentiv Communications, Inc. have been reflected in the inVentiv Communications segment since the date of acquisition.

4.  Significant Clients:

During the years ended December 31, 2008 and 2007, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across its inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

5.  Restricted Cash and Marketable Securities:

As of December 31, 2008 and December 31, 2007, there were approximately $1.3 million and $1.7 million of restricted cash, respectively, of which $0.4 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at December 31, 2008 and December 31, 2007.

The Company receives cash advances from its clients as funding for specific projects and engagements.  These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects.  Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly.  Cash held in such segregated bank accounts totaled approximately $0.1 million and $0.2 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at December 31, 2008 and December 31, 2007, respectively.

As of December 31, 2008 and December 31, 2007, the Company had $10.0 million and $45.3 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  Based on an update provided by CSCP for December 31, 2008, the Company has recorded $3.7 million of the $10.0 million balance as long-term.  The $3.7 million is classified as deposits and other assets on the December 31, 2008 Consolidated Balance Sheet, which is expected to be distributed after 2009.  As the majority of the Company’s recorded balances in the CSCP continue to be short-term in nature, $6.3 million and $45.3 million, respectively,  are classified as restricted cash and marketable securities on the December 31, 2008 and December 31, 2007 Consolidated Balance Sheets.  During the years ended December 31, 2008 and December 31, 2007, the Company recorded $2.6 million and $0.8 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Subsequent to December 31, 2008, the value of the CSCP may materially change depending on market conditions.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2009.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $3.4 million cumulative impairment charge through December 31, 2008 does not have a material impact on the company's liquidity or financial flexibility.

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

6.  Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
	2008		2007
	(in thousands)
Land	$	---	$	---
Buildings and leasehold improvements		15,479		12,352
Computer equipment and software		35,676		28,072
Vehicles		32,252		37,638
Furniture and fixtures		12,783		6,741
		96,190		84,803
Accumulated depreciation		(32,808)		(30,063)
		$63,382		$54,740

The vehicles have been recorded under the provisions of a capital lease.  The inVentiv Commercial segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation expense of property and equipment totaled $20.9 million, $18.2 million, and $15.1 million in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006 inVentiv recorded $11.2 million, $10.5 million and $8.7 million of depreciation, respectively, on vehicles under capital lease.

7.  Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2007	$55,742	$112,928	$40,366	$57,791	--	$266,827
Goodwill acquired during the year	12	53,674	5,141	16,656	--	75,483
Goodwill through contingent consideration(1)	1,190	24,356	266	15,592	--	41,404
Balance as of January 1, 2008	$56,944	$190,958	$45,773	$90,039	--	$383,714
Goodwill acquired during the year	--	--	1,561	5,202	--	6,763
Goodwill through contingent consideration(1)	32	31,127	--	12,153		43,312
Goodwill allocation (2)	--	(6,674)	--	--	--	(6,674)
Other adjustments	186	863 (4)	--	--	--	1,049
Impairment losses(3)	(41,344)	(112,667)	--	(58,627)	--	(212,638)
Balance as of December 31, 2008	$15,818	$103,607	$47,334	$48,767	--	$215,526

(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31and March 31 of each year. (see Note 3)
(2)
The entire amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the Liedler acquisition, which was acquired on December 28, 2007.  Under SFAS 141, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As discussed in Part 2, Item 8 of our Annual Report on Form 10-K, since Liedler was acquired on December 28, 2007, the valuation was not completed by the time the 2007 10-K was filed.

(3)
these amounts relate to the respective reporting unit noncash impairment charges of goodwill as a result of the interim impairment tests the Company performed at December 31, 2008.  The fair value of each reporting unit was estimated using the expected present value of future cash flows.

(4)	This amount relates to a tax adjustment on the Chamberlain acquisition accounted for under EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination.

Other intangible assets, by class, consist of the following:

	December 31, 2008			December 31, 2007
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$113,896	$(27,177)	$86,719	$105,537	$(15,946)	$89,591
Technology	14,168	(4,497)	9,671	37,940	(1,714)	36,226
Noncompete agreement	1,506	(911)	595	880	(617)	263
Tradenames subject to amortization	2,275	(790)	1,485	1,211	(277)	934
Other	1,232	(683)	549	1,234	(386)	848
Total definite-life intangibles	133,077	(34,058)	99,019	146,802	(18,940)	127,862
Tradenames not subject to amortization (1)	127,490	--	127,490	153,260	--	153,260
Total other intangibles (2)	$260,567	$(34,058)	$226,509	$300,062	$(18,940)	$281,122

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year and the interim impairment test performed at December 31, 2008.

(2)
The decrease in total gross other intangibles is primarily related to the noncash impairment charge the Company incurred for both definite and indefinite lived intangibles.  The impaired identifiable intangible assets, were primarily from decreases in the fair value of our technology and indefinite-lived tradenames in our inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.  The fair value of intangible assets was estimated using the expected present value of future cash flows.

The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,765	(1)
Customer relationships	113,896	10.7 years
Technology	14,168	14.3 years
Noncompete agreement	1,506	4.5 years
Other	1,232	4.5 years
Total	$260,567

(1)	$2.3 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at December 31, 2008, is expected to be $12.5 million in 2009, $12.0 million in 2010, $11.7 million in 2011, $11.5 million in 2012, $10.2 million in 2013 and $41.1 million thereafter.

As discussed in Note 2, the Company performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  During the fourth quarter of 2008, as a result of adverse equity market conditions that caused a decrease in the current market multiples and the company’s stock price, the Company concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of its goodwill and other intangible assets at December 31, 2008.  The Company employed the income valuation approach based on discounted cash flows and the market approach.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets under SFAS No. 142, Goodwill and Other Intangible Assets, and $30 million of definite-lived assets under SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, The $268 million was recorded as impairment of goodwill and other intangibles assets on the Company’s consolidated statements of operations.

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of December 31, 2008 and December 31, 2007 was 1.43% and 4.70%, respectively.  As disclosed in Note 12, the Company has a $325 million derivative financial instrument to hedge against the new $330 million term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 8-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 8-14), and its term loan under the provisions of EITF Issue No. 6-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 6-19).  In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $3.9 million and $4.3 million and are included in Deposits and Other Assets on the balance sheet as of December 31, 2008 and December 31, 2007, respectively.

The following table displays the required future commitment of the Company’s debt:

Years Ending December 31,
2009	$4,279
2010	3,329
2011	3,317
2012	3,317
2013	156,765
Thereafter	155,100
Total minimum payments	$326,107

9.  Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(in thousands)
Accrued payroll and related employee benefits	38,733	$29,676
Accounts payable	10,421	17,873
Accrued media liability	9,415	8,509
Accrued insurance	9,912	6,709
Accrued commissions	6,185	5,013
Accrued professional fees	4,403	2,867
Accrued meeting fees	770	836
Contingent consideration from acquisitions	40,875	52,862
Accrued expenses	8,295	14,363
	$129,009	$138,708

10.           Fair Value Measurement

As discussed in Note 2, the Company adopted SFAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$10,416	$417	--	$9,999 (1)
Deferred Compensation Plan Assets	6,691	--	6,691	--
TOTAL ASSETS	$17,107	$417	$6,691	$9,999

LIABILITIES
Deferred Compensation Plan Liabilities	$6,762	--	$6,762	--
Derivative Liabilities	30,783	--	--	30,783
TOTAL LIABILITIES	$37,545	$--	$6,762	$30,783

(1) – As described in Note 5, the Level 3 marketable securities balance of $10.0 million includes $6.3 million classified as restricted cash and marketable securities and $3.7 million as deposits and other assets, respectively, on the Company’s December 31, 2008 Balance Sheet.

As mentioned in Note 12 below, as a result of recent market conditions, the Company updated its valuation of its five-year interest rate derivative as of December 31, 2008, resulting in a credit value adjustment of $4.8 million to the derivative liability, of which $1.4 million was recorded as of September 30, 2008, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 12).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, thus changing the classification from a Level 2 input to a Level 3 input.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

As a result of the decrease in available investment prices from September 30, 2008 to December 31, 2008 due to market conditions, the Company changed its classification of marketable securities from a Level 2 input to a Level 3 input.  The Company incurred a $2.6 million impairment charge during 2008, of which $2.0 million was in the fourth quarter of 2008 and primarily related to the lack of liquidity and resulting distressed values of investments in the marketplace.  These factors resulted in a significant percentage of the securities within CSCP that required unobservable inputs, which was not materially present through September 30, 2008.  These significant inputs included interest rate curves, credit curves and creditworthiness of the counterparty.  There were no changes to the presentation of the CSCP in the consolidated financial statements as a result of the Level 2 input to Level 3 input change.

The following is a rollforward of the Level 3 liability through December 31, 2008:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	CSCP
Balance at January 1, 2008	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	9,999
Balance at December 31, 2008	$9,999

LIABILITIES	Derivative
Balance at January 1, 2008	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	10,491
Balance at September 30, 2008	10,491
Included in earnings (or changes in net asset)
Included in other comprehensive income	12,058
Purchases, issuances and settlement
Deferred tax impact of other comprehensive income	8,234
Transfers in and/or out of Level
Balance at December 31, 2008	$30,783

11. Leases:

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The operating leases are expensed on a straight-line basis and may include certain renewal options and escalation clauses.

The following is a schedule of future minimum lease payments for these operating leases at December 31, 2008 (in thousands):

Years Ending December 31,
2009	$22,289
2010	20,571
2011	17,438
2012	15,577
2013	11,961
Thereafter	53,081
Total minimum lease payments	$140,917

Rental expense charged to operations was approximately $19.0 million, $13.0 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also has commitments under capital leases.  The following is a schedule of future minimum lease payments for these capital leases at December 31, 2008 (in thousands):

(a)
Years Ending December 31,
2009	$14,328
2010	13,152
2011	9,762
2012	3,305
2013	18
Total minimum lease payments	40,565
Amount representing interest and management fees	(2,138)
38,427
Current portion	(13,417)
Non-current lease obligations	$25,010

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2008 but will be recorded as incurred.

12.  Derivative Financial Instruments:

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

On July 17, 2006, the Company formally designated the interest rate swap as a cash flow hedge pursuant to SFAS No. 133.  The Company employed the dollar offset method to assess effectiveness by performing a sensitivity analysis and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement with an inception date of July 17, 2006.  The hypothetical swap had a fair value of zero on the date of designation and the hedging swap had a fair value of $2.9 million on the date of designation.  As the swap fair value declined to zero at maturity, which was December 31, 2008, the $2.9 million of fair value was recognized in earnings over the remaining life of the swap as part of the ineffectiveness calculation.  During the year ended December 31, 2008, the fair market value of the original derivative asset increased from a liability of approximately $1.0 million to the maturity value of $0.  Approximately $1.1 million was recorded as interest expense, attributable to the financing component embedded within the interest rate swap, while $2.1 million ($1.2 million, net of taxes) was recorded as an increase to Other Comprehensive Income.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount increase to $325 million effective December 31, 2008 to hedge the total outstanding debt notional, as the Company’s original 2005 three-year interest rate swap arrangement described above expired.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2008, and accordingly, $20.5 million ($12.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $4.8 million credit value adjustment as discussed in Note 10.

Based on current assumptions regarding the interest rate environment and other market conditions at December 31, 2008, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $11.9 million.

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

On February 8, 2009, the remaining parties to the Weisz action entered into a Settlement Agreement and Release (the "Weisz Settlement").  Under the terms of the Weisz Settlement, which has been preliminarily approved by the court but remains subject to final court approval after a fairness hearing, Adheris would agree to refrain from knowing participation in any refill reminder programs, targeted mailings or notifications regarding medical conditions of specific California residents except those residents who have expressly opted in to the communication or as otherwise permitted by California law.  Adheris currently does not conduct significant business in California of the type encompassed by Weisz Settlement.  It is expected that Adheris’ financial contribution to the settlement in excess of its retention amount will be funded by insurance.  Our insurer, AIG, is defending this action under reservation of rights.

The hearing to consider final approval of the Weisz Settlement is scheduled for June 5, 2009.  If the settlement does not become final, Adheris intends to continue to defend this action vigorously, and we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our consolidated balance sheets, results of operations or cash flows.

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

The Company's insurer, Chubb Group, is defending this action under reservation of rights.  In December 2008, the parties to the action entered into a settlement agreement, which is subject to Court approval and requires notification to various state attorneys general.  The hearing to consider final approval of the settlement is scheduled for June 10, 2009.  If the settlement agreement becomes final, the amount to be paid to the settlement class in excess of the deductible amount is expected to be funded by Chubb Group.  If the settlement does not become final, PRS intends to continue to defend this action vigorously, and the Company does do not believe that this action will have a material adverse effect on its consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on the Company's consolidated balance sheets, results of operations or cash flows.

Other  We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters.  Certain such claims have been filed or are pending against us.  All such matters are of a kind routinely experienced in our business and are consistent with our historical experience.  We do not believe that any such routine action will have a material adverse effect on us.

14.  Common Stock and Stock Incentive Plans:

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

The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,971	$10.47	6.32	$39,401
Granted and assumed	366	26.34
Exercised	(971)	6.72
Forfeited/expired/cancelled	(172)	14.75
Outstanding at December 31, 2006	2,194	$14.43	7.24	$45,900
Granted and assumed	172	35.75
Exercised	(783)	8.82
Forfeited/expired/cancelled	(77)	21.20
Outstanding at December 31, 2007	1,506	$19.43	6.86	$18,121
Granted and assumed	261	31.37
Exercised	(173)	13.82
Forfeited/expired/cancelled	(95)	19.21
Outstanding at December 31, 2008	1,499	$22.18	6.52	$1,014
Vested and expected to vest at December 31, 2008	1,449	$21.87	6.45	$1,014

Options exercisable at December 31, 2006	1,246	$9.82	6.41	$31,813
Options exercisable at December 31, 2007	853	$14.59	5.99	$13,963
Options exercisable at December 31, 2008	935	$17.13	5.44	$1,014

The weighted-average grant-date fair value of stock options granted was $12.82, $16.62 and $13.02 at December 31, 2008, 2007 and 2006, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $2.4 million, $6.9 million and $6.5 million, respectively.  As of December 31, 2008 and 2007, there was approximately $4.6 million and $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.5 years and 2.2 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.1 million, $8.0 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Options outstanding and exercisable at December 31, 2008 had exercise price ranges and weighted average remaining contractual lives of:

			Outstanding Options			Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$8.06	150,424	$6.25	1.79	150,424	$6.25
$8.45	To	$15.48	98,416	$10.02	5.06	98,416	$10.02
$15.96	To	$15.96	250,000	$15.96	5.73	250,000	$15.96
$16.89	To	$17.75	185,053	$17.26	5.74	185,053	$17.26
$18.20	To	$26.76	198,623	$24.92	6.80	111,874	$24.95
$26.77	To	$26.77	180,000	$26.77	7.45	90,000	$26.77
$28.66	To	$31.45	124,882	$29.73	8.99	10,368	$30.64
$32.55	To	$32.55	156,891	$32.55	9.05	--	--
$35.01	To	$35.01	96,822	$35.01	8.06	24,213	$35.01
$37.21	To	$37.21	57,914	$37.21	8.50	14,479	$37.21
			1,499,025			934,827

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected life of option	6 yrs	6 yrs	5.5-6 yrs
Risk-free interest rate	3.06%	4.81%	4.90%
Expected volatility	37%	40%	45%
Expected dividend yield	0.00%	0.00%	0.00%

With the adoption of SFAS 123R in 2006, the Company has limited its issuance of stock options to senior executives, while granting restricted shares to employees at various levels.  During the fourth quarter of 2005, prior to the adoption of SFAS 123R, management analyzed its expected volatility and expected life of stock options and concluded that the expected volatility for options granted during the fourth quarter of 2005 should be 45% and the expected life of the options granted should range between 5.5 and 6.0 years, depending on the grantee’s employee status.  The Company analyzed historical trends in these variables on a quarterly basis; during 2008 and 2007 the volatility remains at a range of 36%-40%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rate utilized in 2008, 2007 and 2006 was 6.58%, 3.91% and 3.25%.

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plan is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	208	$20.31
Granted	401	$26.33
Released	(62)	$20.66
Forfeited	(27)	$24.67
Nonvested at December 31, 2006	520	$24.66
Granted	271	$35.37
Released	(134)	$22.96
Forfeited	(61)	$27.94
Nonvested at December 31, 2007	596	$29.41
Granted	318	$30.13
Released	(198)	$27.55
Forfeited	(49)	$29.17
Nonvested at December 31, 2008	667	$30.30

As of December 31, 2008 and 2007, there was approximately $12.6 million and $12.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.5 years and 2.8 years, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 were $5.7 million, $4.9 million and $1.8 million, respectively.

15.  Benefit Plans:

inVentiv Health, Inc. and certain of its subsidiaries maintain a defined contribution benefit plans.  Costs incurred by the Company related to this plan amounted to approximately $3.7 million, $3.0 million and $2.2 million for 2008, 2007 and 2006, respectively.

On November 22, 2004, the Company adopted the Ventiv Health, Inc. Deferred Compensation Plan (the “Plan”), which was approved by its Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with inVentiv Health, Inc. or an affiliated employer participating in the Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $6.8 million was included in other liabilities in our Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.    The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, we participate in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with inVentiv Health, Inc. named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy as of December 31, 2008 and 2007 were approximately $5.1 million and $5.4 million, respectively and are currently classified in Deposits and other assets on our Consolidated Balance Sheets.  In addition, approximately $1.6 million and $1.4 million as of December 31, 2008 and 2007, respectively, were invested in mutual funds and classified in other current assets on our Consolidated Balance Sheets.

16.  Income Taxes:

Our income tax provision included the following components:

	For the Years Ended
	December 31,
	2008	2007	2006
	(in thousands)
Current:
U.S.—Federal	$27,376	$25,979	$22,900
U.S.—State and local	3,325	2,164	2,811
Foreign	2	433	837
	$30,703	$28,576	$26,548
Deferred:
U.S.—Federal	$(77,567)	$788	$(7,183)
U.S.—State and local	(11,343)	37	(77)
Foreign	0	0	(122)
	(88,910)	$825	$(7,382)
Income tax provision	$(58,207)	$29,401	$19,166

The provision for taxes on net income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2008	2007	2006
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign tax differences	0.0	0.1	1.0
State and local income taxes, net of federal tax benefit	4.3	2.9	4.5
Establish/(release) of valuation allowance/ Utilization of net operating losses / Other tax benefits	0.2	(0.4)	(13.1)
Impairment of intangible assets	(8.0)	0.0	0.0
Other permanent differences	(0.3)	0.8	0.6
Effective tax rate	31.1%	38.4%	28.0%

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2008 and 2007, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2008	2007
Current Deferred Tax Assets:	(in thousands)
Accrued expenses	$10,487	$5,501
Deferred rent	134	191
Net operating loss carry forwards	0	779
Deferred revenue	268	229
Allowance for doubtful accounts	1,314	532
Other	321	232
Subtotal	12,524	7,464

  Non-Current Deferred Tax Assets:
Deferred Compensation	9,965	7,568
Fair market value adjustment	12,517	5,014
Intangible Assets	57,438	0
NOL & FTC carry forwards	3,628	4,423
Fixed Assets	7,764	7,076
Other	850	964
Subtotal	92,162	25,045
Gross Deferred Tax Assets	104,686	32,509

Current Deferred Tax Liabilities:
Accrued Expenses	(571)	(1,707)
Other	(2,354)	(344)
Subtotal	(2,925)	(2,051)

Non-Current Deferred Tax Liabilities:
Property and Equipment	(9,081)	(6,330)
Intangible Assets	(3,260)	(27,275)
Other	(697)	(895)
Subtotal	(13,038)	(34,500)
Gross Deferred Tax Liabilities	(15,963)	(36,551)

Valuation Allowance	(4,353)	(4,843)

Net Deferred Tax Assets/(Liabilities)	$84,370	$(8,885)

During 2008, the impairment of $268.7 million of intangible assets resulted in an increase of approximately $88.2 million to deferred tax assets.  This item is disclosed net of U.S. deferred tax liabilities related to intangible assets of $30.8 million resulting in a net deferred tax asset of $57.4 million.  It is management’s belief that it is more likely than not that the deferred tax asset will be realized in the future.  Reversal of the deferred tax assets will occur in varying amounts beginning in 2009 and continuing through 2023.

As of December 31, 2007 the Company had a deferred tax asset of $0.7 million relating to a capital tax loss carryover.  Management believed that it was more likely than not that the associated deferred tax asset would not be realized in the future, and a valuation allowance of $0.7 million was recorded.  During 2008, the Company determined that $0.8 million of the capital loss carryover would be utilized during December 31, 2008, and the remainder would expire in 2008.  Due to the expiration of the credit, the deferred tax asset and valuation reserve were reversed.

As of December 31, 2008 a deferred tax asset in the amount of $0.2 existed relating to state net operating loss carry forwards.  A valuation allowance has been recorded against the state net operating loss carryovers as management believes it is more likely than not that the associated deferred tax asset will not be realized in the future.  The gross amount of the state net operating losses is approximately $3.6 million and expires in varying amounts beginning in 2009 and continuing through 2026.

The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its foreign subsidiaries that are controlled foreign corporations.  It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them.  At December 31, 2008, the Company has not provided federal income taxes on approximately $4.6 million of earnings of foreign subsidiaries.  If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.  The Company has determined that it is not practical to compute a deferred tax liability related to these earnings.

The Company adopted the provisions FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows. The amounts of unrecognized tax benefit were $6.3 million as of January 1, 2008 and $5.3 million as of December 31, 2008. Included in this balance were positions that, if recognized, would affect the effective tax rate by $1.0 million as of January 1, 2008 and $0.9 million as of December 31, 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits balance at January 1, 2008	$6.3
Increase in tax positions for prior years	--
Decreases in tax positions for prior years	(0.4)
Increase in tax positions for current year	0.2
Settlements	(0.1)
Lapse of statute of limitations	(0.7)
Unrecognized tax benefits balance at December 31, 2008	$5.3

     The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of January 1, 2008 and December 31, 2008 was $2.7 million and 2.6 million respectively.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

    Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $1.2 million within the next 12 months.  The decrease is primarily related to additional federal and state taxes that have expiring statutes of limitations.

17.  Discontinued Operations:

For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations, net of taxes, were $0.7 million, $0.3 million and $2.0 million, respectively.  For the years ended December 31, 2008, 2007 and 2006, income from discontinued operations, net of taxes, mainly consisted of contingency payments due from our previously divested Germany based operations.   In addition, approximately $1.2 million of tax liability was reversed since the receivership of the previously-divested France-based unit was finalized during the fourth quarter of 2006.

18.  Related Parties:

inVentiv Communications’ leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by R. Blane Walter, the Company’s CEO (who is also a member of the Board of Directors), his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.

 Several inVentiv business units provided services to Cardinal Health, Inc. (“Cardinal”) during 2008.  Revenues generated for services provided to Cardinal totaled approximately $475,000 and $760,000 for 2008 and 2007, respectively.  Robert Walter, who is the father of R. Blane Walter, our CEO, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007 and 2008.  R. Blane Walter and his immediate family members (including Robert Walter) and related trusts own approximately 3% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

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

19.  Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 1, the Company added the inVentiv Patient Outcomes segment after the acquisition of AWAC, realigned certain existing divisions, and has reclassified its segment reporting to conform to the current segment structure in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following represents the Company’s reportable segments as of December 31, 2008:

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

•
inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.

•	Other, which encompasses the activities of the corporate management group.

The following segment information has been prepared as if our Patient Outcomes segment and the segment realignment described above had been in effect from January 1, 2006:

For the year ended December 31, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$217,103	$343,198	$453,961	$125,927	--	$1,140,189
Less: Intersegment revenues	(169)	(1,311)	(18,895)	(2)	--	(20,377)
Reported Revenues	$216,934	$341,887	$435,066	$125,925		$1,119,812
Depreciation and amortization	2,251	10,271	17,836	5,586	44	35,988
Interest expense	110	144	1,419	3	23,788	25,464
Interest income	82	579	--	38	1,284	1,983
Impairment of Goodwill and Other Intangible Assets	41,344	135,601	4,037	86,867	--	267,849
Segment (loss) income (1)	$(24,585)	$(91,624)	$38,709	$(63,987)	$(44,157)	$(185,644)

For the year ended December 31, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$187,240	$290,408	$410,825	$100,474	$--	$988,947
Less: Intersegment revenues	(313)	(1,295)	(10,039)	--	--	(11,647)
Reported Revenues	$186,927	$289,113	$400,786	$100,474	$--	$977,300
Depreciation and amortization	1,886	7,167	16,401	3,597	57	29,108
Interest expense	--	41	2,229	5	18,442	20,717
Interest income	93	782	94	99	1,971	3,039
Segment income (loss) (1)	$14,306	$42,725	$35,452	$18,352	$(33,720)	$77,115

For the year ended December 31, 2006 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$150,317	$208,406	$351,647	$61,944	$--	$772,314
Less: Intersegment revenues	531	1,008	4,530	--	--	6,069
Reported Revenues	149,786	207,398	347,117	61,944	--	766,245
Depreciation and amortization	1,527	3,619	13,673	1,833	88	20,740
Interest expense	--	90	1,781	5	9,485	11,361
Interest income	61	569	33	120	1,911	2,694
Segment income (loss)(1)	11,623	26,685	44,088	7,291	(20,276)	69,411

(1) Income from continuing operations before income tax provision, minority interest in income of subsidiary and income from equity investments

(in thousands)	December 31,
	2008	2007
Total Assets:
inVentiv Clinical	97,162	$127,426
inVentiv Communications	377,123	513,079
inVentiv Commercial	205,910	183,787
inVentiv Patient Outcomes	134,355	198,141
Other	158,566	88,423
Total assets	$973,116	$1,110,856

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for inVentiv for 2008 and 2007.

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands, except per share amounts)
Revenues	$262,321	$285,042	$289,173	$283,276	$1,119,812
Gross profit	82,048	87,306	87,097	90,919	347,370
Income (loss) from continuing operations	8,032	13,075	13,326	(163,118)	(128,685)
Income (loss) from discontinued operations	12	94	(3)	561	664
Net income (loss)	8,044	13,169	13,323	(162,557)	(128,021)
Earnings (losses) per share (a)
Continuing operations:
Basic	$0.25	$0.40	$0.40	$(4.94)	$(3.89)
Diluted	$0.24	$0.39	$0.40	$(4.92)	$(3.89)
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.02	$0.02
Diluted	$0.00	$0.00	$0.00	$0.02	$0.02
Net income (loss):
Basic	$0.25	$0.40	$0.40	$(4.92)	$(3.87)
Diluted	$0.24	$0.39	$0.40	$(4.90)	$(3.87)

	2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$221,955	$232,434	$254,913	$267,998	$977,300
Gross profit	59,127	69,560	80,361	86,690	295,738
Income from continuing operations	10,384	7,165	14,134	15,543	47,226
Income from discontinued operations	86	92	90	(10)	258
Net income	10,470	7,257	14,224	15,533	47,484
Earnings per share (a)
Continuing operations:
Basic	$0.34	$0.23	$0.44	$0.48	$1.50
Diluted	$0.33	$0.22	$0.43	$0.47	$1.46
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted	$0.01	$0.01	$0.00	$0.00	$0.01
Net income (losses):
Basic	$0.34	$0.23	$0.44	$0.48	$1.50
Diluted	$0.34	$0.23	$0.43	$0.47	$1.47

(a) The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts (1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2008	$3,098	$4,622	$109	$3,042	$4,787
Year ended December 31, 2007	$3,583	$9,311	$865	$10,661	$3,098
Year ended December 31, 2006	$3,979	$2,257	$145	$2,798	$3,583
(1) Reserves acquired through acquisitions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of inVentiv's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of inVentiv’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K.    Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared.   Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing management's annual report on internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management's assessment that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission is included under the caption Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information.

None

PART III

 Our Code of Business Conduct and Ethics is available within the Investor Relations/Corporate Governance portion of our website at www.inventivhealth.com.  We intend to disclose on our website information concerning any future amendments to our waivers under the Code as permitted by Item 5.05 of Form 8-K.

    The remaining information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be set forth in our Proxy Statement (to be filed within 120 days after our fiscal year ended December 31, 2008) relating to the 2009 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           1. The following Consolidated Financial Statements of inVentiv Health, Inc. are filed under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements

2. The following financial statement schedule is filed under “Item 8. Financial Statements and Supplementary Data.”

Schedule II--Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or are not required under Regulation S-X.

3. The following exhibits are filed herewith or are incorporated herein by reference, as indicated.

(b)
Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

3.1.1
Certificate of Amendment to Certificate of Incorporation of the Registrant (filed as Exhibit 3.1.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

3.2	Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed December 18, 2006). *
3.2.2
Amendment to Amended and Restated By-Laws (filed as Exhibit 3.2.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

4.1
Specimen form of certificate representing the Registrant’s common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.5
inVentiv Health, Inc. 2006 Long-Term Incentive Plan. (filed as Exhibit 10.21 to the Registrant's Current Report on Form 8-K filed June 19, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.8
Form of Director Stock Option Award Notice. (filed as Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.9
Form of Director Restricted Stock Award Notice. (filed as Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.10
Form of Executive Officer Restricted Stock Award Notice. (filed as Exhibit 10.4.10 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.11
Form of Executive Officer Stock Option Award Notice. (filed as Exhibit 10.4.11 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.12
Form of Executive Officer/Chairman Restricted Stock Award Notice. (filed as Exhibit 10.4.12 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.13
Form of Executive Officer/Chairman Stock Option Award Notice. (filed as Exhibit 10.4.13 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.14
Form of Executive Officer Restricted Stock Award Notice. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.15
Form of Executive Officer Stock Option Award Notice. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5
Employment Agreement, dated May 9, 2006 by and between Eran Broshy and the Registrant (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.1
Amendment dated February 23, 2007 to Employment Agreement, dated May 9, 2006, by and between Eran Broshy and the Registrant (filed as Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.2
Employment Agreement, dated June 11, 2008 by and between Eran Broshy and the Registrant
 (filed as Exhibit 10.5.2 to the Registrant’s Quarterly Report on Form 10-for the three months ended June 30, 2008 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and the Registrant
(filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.9.1
Amendment dated January 1, 2004 to Employment Agreement, dated August 13, 2001, by and between John R. Emery and the Registrant  (filed as Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and the Registrant
(filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * †

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and the Registrant (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.2
Amendment to Employment Agreement dated June 15, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.3
Amendment to Employment Agreement dated October 18, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.4
Amendment to Employment Agreement dated January 23, 2006 between the Registrant and Terrell Herring (filed as Exhibit 10.11.4 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.5
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 7, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.6
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.12
Asset Purchase Agreement dated as of September 21, 2004 among the Registrant, Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29,  2004). * #

10.13
The Registrant 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *†

10.14
Asset Purchase Agreement dated as of November 19, 2004 among the Registrant, HHI, L.L.C. and the other parties thereto  (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.15
Asset Purchase Agreement dated as of August 5, 2005 among the Registrant, Pharmaceutical Resource Solutions LLC and the other parties thereto (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.16
Acquisition Agreement dated September 6, 2005 by and among inChord Communications, Inc., the shareholders of inChord Communications, Inc., the Registrant and Accordion Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.17
Form of Indemnification Agreement entered into with each executive officer and director of Ventiv (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18
Employment Agreement dated as of September 6, 2005 between inChord Communications, Inc. and R. Blane Walter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18.1
Employment Agreement dated as of August 7, 2007 between the Registrant and R. Blane Walter (filed as Exhibit 10.18.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18.2
Employment Agreement dated June 3, 2008 between the Registrant and R. Blane Walter (filed as Exhibit 10.18.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*†

10.19
Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.20
Amended and Restated Acquisition-Related Incentive Plan  (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#†

10.21
Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.1
Amendment to Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.2
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 11, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.3
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.22
Amended and Restated Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.22 to the Registrant's Current Report on Form 8-K filed July 12, 2007 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.23
Purchase Agreement dated as of July 6, 2007 among Chandler Chicco Agency, LLC, (“CCA NY”), BioSector 2 LLC, the members of the Companies listed on Schedule I thereto, the Registrant and Chandler Chicco LLC (filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.24
Purchase Agreement dated as of July 6, 2007 by and among, Innovative Health Strategies, Inc. (f/k/a IHS of SC, Inc.) (“IHS”), AWAC.MD, Inc. (“AWAC”), iProcert, LLC (“iProcert”, and together with IHS and AWAC, the “Companies”), the shareholders and members of the Companies listed on Schedule I thereto, the Registrant and AWAC LLC. (filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.25
Second Amended and Restated Acquisition-Related Incentive Plan (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#†

10.26
Letter Agreement dated February 27, 2008 by and between Blue Ridge Investments, L.L.C. and inVentiv Health, Inc., as amended by letter amendment dated May 7, 2008 (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

21.1	Subsidiaries of inVentiv Health, Inc.
23	Consent of Deloitte & Touche LLP.
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Chief Executive Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.
# Certain portions omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Securities and Exchange Commission.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVENTIV HEALTH, INC.

inVentiv Health, Inc.

February 27, 2009	By:	/s/ David S. Bassin
David S. Bassin
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Executive Chairman of the Board	February 27, 2009
Eran Broshy	Director

/s/ DAVID S BASSIN	Chief Financial Officer	February 27, 2009
David S Bassin	(Principal Financial Officer and Principal Accounting Officer)

/s/ BLANE WALTER	Chief Executive Officer	February 27, 2009
Blane Walter	(Principal Executive Officer and Director)

/s/ TERRELL G. HERRING	President and COO	February 27, 2009
Terrell G. Herring	(Director)

/s/ MARK E. JENNINGS	Director	February 27, 2009
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	February 27, 2009
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	February 27, 2009
A. Clayton Perfall

/s/ DR. CRAIG SAXTON	Director	February 27, 2009
Dr. Craig Saxton