Form 10-Q
period 2009-03-31
INVENTIV HEALTH INC
filed 2009-05-08
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 24, 2009, there were 33,449,474 outstanding shares of the registrant's common stock.

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

•	the impact of any default by any of our credit providers or swap counterparties;
•	our ability to accurately forecast costs to be incurred in providing services under fixed price contracts, including with respect to the leasing costs for our fleet vehicles and related fuel costs;
•	the possibility that customer agreements will be terminated or not renewed;
•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;
•	our ability to successfully operate new lines of business;
•	our ability to manage our infrastructure and resources to support our growth;
•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations;
•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software.
•	the potential impact of government regulation on us and on our clients base;
•	our ability to comply with all applicable laws as well as our ability to successfully implement from a timing and cost perspective any changes in applicable laws;
•	our ability to recruit, motivate and retain qualified personnel, including sales representatives and clinical staff;
•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance
•	the actual impact of the adoption of certain accounting standards;
•	the actual outcome of pending litigation;
•	any potential impairment of intangible assets;
•	consolidation in the pharmaceutical industry;
•	changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; and
•	our ability to determine the actual time at which the liquidation of our Columbia Strategic Cash Portfolio will be completed or the total losses that we will actually realize from that investment vehicle.

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2008.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2009 (unaudited)	2008 (Revised)
ASSETS
Current assets:
Cash and equivalents	$90,179	$90,463
Restricted cash and marketable securities	4,827	8,069
Accounts receivable, net of allowances for doubtful accounts of $4,283 and $4,787 at
March 31, 2009 and December 31, 2008, respectively	150,118	158,689
Unbilled services	78,829	86,390
Prepaid expenses and other current assets	11,806	16,880
Current tax assets	595	595
Current deferred tax assets	9,588	9,198
Total current assets	345,942	370,284

Property and equipment, net	63,510	63,382
Equity investments	1,428	1,423
Goodwill	215,705	215,526
Other intangibles, net	223,179	226,509
Non-current deferred tax assets	72,143	75,172
Deposits and other assets	22,619	20,820
Total assets	$944,526	$973,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$12,076	$13,417
Current portion of long-term debt	4,266	4,279
Accrued payroll, accounts payable and accrued expenses	99,821	129,009
Current income tax liabilities	4,472	2,736
Client advances and unearned revenue	52,684	57,223
Total current liabilities	173,319	206,664

Capital lease obligations, net of current portion	22,828	25,010
Long-term debt	320,935	321,828
Non-current income tax liabilities	5,666	5,636
Other non-current liabilities	44,988	46,334
Total liabilities	567,736	605,472

Equity:
inVentiv Health Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,370,186 and 33,272,543
Shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	33	33
Additional paid-in-capital	395,491	394,560
Accumulated other comprehensive losses	(20,255)	(20,869)
Accumulated earnings (deficit)	1,699	(6,210)
Total inVentiv Health Inc. stockholders’ equity	376,968	367,514
Noncontrolling interest	(178)	130
Total equity	376,790	367,644
Total liabilities and equity	$944,526	$973,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended March 31,
	2009	2008 (Revised)
Net revenues	$220,984	$224,578
Reimbursable out-of-pockets	36,668	37,743
Total revenues	257,652	262,321

Operating expenses:
Cost of services	144,486	142,789
Reimbursed out-of-pocket expenses	36,690	37,484
Selling, general and administrative expenses	57,154	62,206
Total operating expenses	238,330	242,479

Operating income	19,322	19,842
Interest expense	(5,774)	(6,382)
Interest income	65	830
Income from continuing operations before income tax provision and income (loss) from equity investments	13,613	14,290
Income tax provision	(5,772)	(5,642)
Income from continuing operations before income (loss) from equity investments	7,841	8,648
Income (loss) from equity investments	17	(40)
Income from continuing operations	7,858	8,608

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	12
Income from discontinued operations	--	12

Net income	7,858	8,620
Less: Net loss (income) attributable to the noncontrolling Interest	51	(576)
Net income attributable to inVentiv Health Inc.	$7,909	$8,044

Earnings per share (see Note 7):
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.24	$0.25
Diluted	$0.24	$0.24
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Net income attributable to inVentiv Health Inc.:
Basic	$0.24	$0.25
Diluted	$0.24	$0.24
Weighted average common shares outstanding:
Basic	33,351	32,623
Diluted	33,460	33,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three-Months Ended
	March 31,
	2009	2008 (Revised)
Cash flows from operating activities:
Net income attributable to inVentiv Health Inc.	$7,909	$8,044
Income from discontinued operations	--	(12)
Net (loss) income attributable to the noncontrolling Interest	(51)	576
Income from continuing operations	7,858	8,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,360	4,953
Amortization	3,154	3,657
Tradename writeoff	117	--
(Income) loss from equity investments	(17)	40
Adjustment on derivative financial instrument	--	323
Deferred taxes	2,639	(2,694)
Adjustment on marketable securities	(1,682)	491
Stock compensation expense	2,561	2,528
Tax benefit from stock option exercises and vesting of restricted shares	594	1,780

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	8,571	29,811
Unbilled services	7,561	(21,551)
Prepaid expenses and other current assets	5,074	6,085
Accrued payroll, accounts payable and accrued expenses	(12,519)	(12,974)
Net tax liabilities	35	(7,915)
Client advances and unearned revenue	(4,539)	(10,304)
Excess tax benefits from stock based compensation	1,137	(366)
Other	(3,967)	7,599
Net cash provided by continuing operations	21,937	10,071
Net cash used in discontinued operations	(613)	(144)
Net cash provided by operating activities	21,324	9,927

Cash flows from investing activities:
Restricted cash balances and marketable securities	4,924	15,305
Investment in cash value of life insurance policies	1,865	(583)
Cash paid for acquisitions, net of cash acquired	(517)	(1,263)
Acquisition earn-out payments	(16,792)	(16,234)
Equity investments	12	(67)
Purchases of property and equipment	(4,727)	(5,332)
Proceeds from manufacturers rebates on leased vehicles	434	38
Net cash used in continuing operations	(14,801)	(8,136)
Net cash provided by discontinued operations	613	156
Net cash used in investing activities	(14,188)	(7,980)

Cash flows from financing activities:
Repayments on long-term debt	42	(825)
Borrowings under line of credit	(948)	--
Repayments on capital lease obligations	(4,272)	(4,414)
Withholding shares for taxes	(506)	(1,025)
Proceeds from exercise of stock options	13	1,357
Excess tax benefits from stock-based compensation	(1,137)	366
Distributions to noncontrolling interests in affiliated partnership	(257)	(262)
Net cash (used in) provided by financing activities	(7,065)	(4,803)

Effect of exchange rate changes	(355)	7

Net change in cash and equivalents	(284)	(2,849)
Cash and equivalents, beginning of period	90,463	50,973
Cash and equivalents, end of period	$90,179	$48,124

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,632	$5,980
Cash paid for income taxes	$2,580	$8,982
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$3,279	$7,405
Stock issuance related to acquisitions	$--	$15,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2009:

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

•
inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), Addison Whitney, Angela Liedler GmbH ("Liedler") and Chandler Chicco Agency (“CCA”);

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics, and inVentiv Selling Solutions.  inVentiv Selling Solutions includes Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and

•
inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”), AWAC and Patient Marketing Group, LLC. (“PMG”) (acquired in August 2008).

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

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, the condensed consolidated income statements of the Company for the three-months ended March 31, 2009 and 2008 and the condensed consolidated cash flows for the three-months ended March 31, 2009 and 2008.  Operating results for the three-months ended March 31, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts presented for prior periods have been reclassified to conform to the current year presentation.  See Note 3 for the retrospective application of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009.

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  Our continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes.  All intercompany transactions have been eliminated in consolidation.  The Company increased its investment interest from 44% to 85% in Liedler, a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.  The Company accounted for Liedler as an equity investment until the acquisition date, and then included its results in our consolidated results thereafter.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which is accounted for by using the equity method of accounting.

3.           Recently Issued Accounting Standards:

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP 107-1 and APB 28-1 may have on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  The Company is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on its condensed consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”, which requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161, effective January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) is  effective January 1, 2009, being applied prospectively for acquisitions after this date.  Since the Company has not had any acquisitions that are subject to the provisions of SFAS 141R, we continue to evaluate the impact of this standard on our condensed consolidated financial statements; however, this will be mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.  The Company adopted SFAS 141(R), effective January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary.  The Company adopted the provisions of SFAS 160, effective January 1, 2009, as required.  As a result of the adoption, the Company has reported noncontrolling interest (previously minority interest) as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Income Statements.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS 160.

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

4.           Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141, Business Combinations, (“SFAS No. 141”) and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisition dates.  If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is disclosed in the notes to the consolidated financial statements.  Earnout payments from acquisitions are generally accrued at the end of an earnout period in conjunction with the preparation of the Company’s quarterly financial statements when the acquired company’s results are reviewed, as more fully described below.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X for the 2007 and 2008 acquisitions noted below because none of the specific thresholds were met as they were not material to the consolidated operations of the Company at the time of acquisition.

The following acquisitions were consummated during 2008:

PLS – In December 2008, the Company completed the acquisition of the net assets of PLS for approximately $7.2 million in cash, including certain post-closing adjustments and direct acquisition costs.  There are no earnout provisions related to this acquisition.  PLS is headquartered in New Jersey and provides non-personal promotion services, similar to our existing Promotech group.  PLS’ financial results have been reflected in the inVentiv Commercial segment since the date of its acquisition.

PMG - In August 2008, the Company completed the acquisition of the net assets of PMG for approximately $15.2 million in cash, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on PMG’s performance measurements during 2008 through 2009.  PMG is headquartered in New Jersey and is a leading provider of patient relationship marketing services.  PMG’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

The following acquisitions consummated prior to 2008 still have earnouts outstanding for future periods:

Acquisition	Acquisition Date	Segment	Unexpired Earnout Period
CCA	July 2007	Communications	July 2007- June 2010 (1)
AWAC	July 2007	Patient Outcomes	July 2007- June 2010
Addison Whitney	June 2007	Communications	July 2007- June 2010
Ignite	March 2007	Communications	April 2007- March 2010 (2)
Chamberlain	March 2007	Communications	January 2007-December 2009

(1)  Under certain circumstances a portion of the earnout amount will be deferred and become payable based on the financial results of the CCA for the period July 2010- June 2011.
(2)  If the earnout payment for such period exceeds a specified amount, the excess will be deferred and become payable based on the financial results of Ignite for the period April 2010- March 2011,

5.           Restricted Cash and Marketable Securities

As of March 31, 2009 and December 31, 2008, there were approximately $1.3 million of restricted cash, of which $0.4 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at March 31, 2009 and December 31, 2008.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, the Company had $7.2 million and $10.0 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  Based on an update provided by CSCP for March 31, 2009, the Company has recorded $3.7 million of the $7.2 million balance as long-term.  The $3.7 million is classified as deposits and other assets on the March 31, 2009 Condensed Consolidated Balance Sheet, which is expected to be distributed after March 31, 2010.  As the majority of the Company’s recorded balances in the CSCP continue to be short-term in nature, $3.5 million and $6.3 million, respectively, are classified as restricted cash and marketable securities on the March 31, 2009 and December 31, 2008 condensed consolidated balance sheets.  During the periods ended March 31, 2009 and December 31, 2008, the Company recorded no impairment and $2.6 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Subsequent to March 31, 2009, the value of the CSCP may materially change depending on market conditions.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2010.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $3.4 million cumulative impairment charge through March 31, 2009 does not have a material impact on the company's liquidity or financial flexibility.

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

Stock-based compensation expense was $2.6 million, of which $0.3 million was recorded in cost of services and $2.3 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended March 31, 2009 and $2.5 million, of which $0.5 million was recorded in cost of services and $2.0 million recorded as SG&A for the three months ended March 31, 2008.

Stock-based compensation expense caused income before income tax provision and income from equity investments to decrease by $2.6 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively, caused net income to decrease by $1.5 million for the three months ended March 31, 2009 and 2008, and caused basic and diluted earnings per share to decrease by $0.05 per share for the three months ended March 31, 2009 and 2008.

Cash (used in) provided by financing activities was $(1.1) million and $0.4 million for the three-months ended March 31, 2009 and 2008, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
Expected life of option	6 yrs	6 yrs
Risk-free interest rate	1.36%	2.90%
Expected volatility	47%	37%
Expected dividend yield	0.00%	0.00%

The Company analyzed historical trends in expected volatility and expected life of stock options on a quarterly basis; during 2009 and 2008 the volatility ranged between of 37%-47%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the three months ended March 31, 2009 and 2008 were 5.29% and 4.88%, respectively.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (“Stock Plan”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans"), which was terminated at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 0.2 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2009 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,499	$22.18	6.52	$1,014
Granted and assumed	495
Exercised	(2)
Forfeited/expired/cancelled	(1)
Outstanding at March 31, 2009	1,991	$19.38	7.14	$283

Vested and expected to vest at March 31, 2009	1,909	$19.47	7.04	$283

Options exercisable at March 31, 2009	1,040	$18.52	5.45	$283

The weighted-average grant-date fair value of stock options granted during the three-months ended March 31, 2009 and 2008 was $4.96 per share and $13.14 per share, respectively.  The total intrinsic value of options exercised during the three-months ended March 31, 2009 and 2008 was negligible and $1.4 million, respectively.  As of March 31, 2009 and December 31, 2008, there was approximately $6.2 million and $4.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 3.1 years and 2.5 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled negligible and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$8.45	212,550	$6.91	2.49	212,550	$6.91
$9.15	To	$10.45	7,050	$9.50	4.25	7,050	$9.50
$10.82	To	$10.82	494,746	$10.82	9.79	--	$--
$10.86	To	$15.48	26,244	$14.00	5.25	26,244	$14.00
$15.96	To	$15.96	250,000	$15.96	5.48	250,000	$15.96
$16.89	To	$20.10	200,052	$17.40	5.39	198,802	$17.40
$20.63	To	$26.77	363,624	$26.07	6.91	225,187	$25.95
$28.66	To	$32.55	281,773	$31.30	8.77	57,222	$32.06
$35.01	To	$35.01	96,822	$35.01	7.81	48,419	$35.01
$37.21	To	$37.21	57,914	$37.21	8.25	14,479	$37.21
			1,990,775			1,039,953

A summary of the status and changes of the Company’s nonvested shares related to its restricted shares from equity incentive plans as of and during the three months ended March 31, 2009 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	667	$30.30
Granted	573	$10.75
Released	(143)	$30.76
Forfeited	(10)	$24.70
Nonvested at March 31, 2009	1,087	$19.96

As of March 31, 2009 and December 31, 2008, there was approximately $16.6 million and $12.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 3.1 years  and 2.5 years, respectively. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $1.5 million and $3.1 million, respectively.

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

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended March 31,
	2009	2008

Basic EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health.Inc.	$7,909	$8,032
Weighted average number of common shares outstanding	33,351	32,623
Basic EPS from continuing operations attributable to inVentiv Health.Inc.	$0.24	$0.25

Diluted EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health.Inc.	$7,909	$8,032

Weighted average number of common shares outstanding	33,351	32,623
Stock options (1)	65	328
Restricted stock awards (2)	44	169
Total diluted common shares outstanding	33,460	33,120

Diluted EPS from continuing operations attributable to inVentiv Health.Inc.	$0.24	$0.24

(1)   For the three-months ended March 31, 2009 and 2008, 1,697,012 and 340,728 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three-months ended March 31, 2009 and 2008, 899,891 and 27,440 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the three-months ended March 31, 2009 and 2008 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2008	$56,944	$190,958	$45,773	$90,039	--	$383,714
Goodwill acquired during the year	--	--	1,561	5,202	--	6,763
Goodwill through contingent consideration(1)	32	31,127	--	12,153	--	43,312
Goodwill allocation(2)	--	(6,674)	--	--	--	(6,674)
Other adjustments	186	863(4)	--	--	--	1,049
Impairment losses(3)	(41,344)	(112,667)	--	(58,627)	--	(212,638)
Balance as of December 31, 2008	$15,818	$103,607	$47,334	$48,767	--	$215,526
Goodwill through contingent consideration(1)	--	119	--	--	--	119
Goodwill allocation(5)	--	--	60	--	--	60
Balance as of March 31, 2009	$15,818	$103,726	$47,394	$48,767	--	$215,705

(1)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31 each year and March 31 for 2008.
(2)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the final valuation, completed during 2008, for the Liedler acquisition, which was acquired on December 28, 2007.  Under SFAS 141, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As discussed in Part 2, Item 8 of our Annual Report on Form 10-K, since Liedler was acquired on December 28, 2007, the valuation was not completed by the time the 2007 10-K was filed.

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
(5)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the PLS acquisition.  Identifiable intangible assets were allocated at December 31, 2008, but were revised accordingly based on finalization of the valuation, as allowed under SFAS 141.

Other intangible assets consist of the following:

	March 31, 2009			December 31, 2008
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$113,836	$(29,897)	$83,939	$113,896	$(27,177)	$86,719
Technology	14,168	(4,692)	9,476	14,168	(4,497)	9,671
Noncompete agreement	1,506	(965)	541	1,506	(911)	595
Tradenames subject to amortization	2,158	(902)	1,256	2,275	(790)	1,485
Other	1,233	(756)	477	1,232	(683)	549
Total definite-life intangibles	132,901	(37,212)	95,689	133,077	(34,058)	99,019
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$260,391	$(37,212)	$223,179	$260,567	$(34,058)	$226,509

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year and the interim impairment test performed at December 31, 2008.

(2)
The decrease in total gross other intangibles is related to the allocation of goodwill and identifiable intangible assets for the PLS acquisition, as described above and the writeoff of the Strategyx name, as described below.

The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,648	(1)
Customer relationships	113,836	10.8 years
Technology	14,168	14.3 years
Noncompete agreement	1,506	4.5 years
Other	1,233	4.5 years
Total	$260,391

(1)	$2.3 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at March 31, 2009, is expected to be $9.3 million for the remainder of 2009, $12.0 million in 2010, $11.6 million in 2011, $11.5 million in 2012, $10.2 million in 2013 and $41.2 million thereafter.

The balances recorded on the Company’s Condensed Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. The Company performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  During the fourth quarter of 2008, as a result of adverse equity market conditions that caused a decrease in the current market multiples and the company’s stock price, the Company concluded that a triggering event had occurred indicating potential impairment, and accordingly recorded an impairment charge of approximately $268 million, pursuant to the results of the impairment test performed on its goodwill and other intangible assets at December 31, 2008.   The Company does not believe that an event occurred or circumstances changed that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts, inclusive of the impairment charge noted above, as of March 31, 2009.  As the Company’s annual impairment testing is June 30 of each year, any changes in economic conditions or  other factors subsequent to March 31, 2009 will be evaluated as part of June 30, 2009 impairment testing.

During the first quarter of 2009, the Company strategically changed its Strategy & Analytics’ name to Advance Insights, thereby discontinuing the usage of Health Products Research, Strategyx, Ventiv Access Services and Creative Healthcare Solutions names.  The Company accordingly recorded a $0.1million tradename writeoff as a result of discontinuing the Strategyx name, which is included as part of selling, general and administrative expenses on the condensed consolidated income statement.

10.           Fair Value Measurement

As discussed in Note 3, the Company adopted SFAS 157 on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 primarily relates to our marketable securities, deferred compensation plan and derivative contracts.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$7,197	--	--	$7,197
Deferred Compensation Plan Assets	7,229	--	7,229	--
TOTAL ASSETS	$14,426	--	$7,229	$7,197

LIABILITIES
Deferred Compensation Plan Liabilities	7,277	--	7,277	--
Derivative Liabilities	29,163	--	--	29,163
TOTAL LIABILITIES	$36,440	--	$7,277	$29,163

(1) – As described in Note 5, the Level 3 marketable securities balance of $7.2 million includes $3.5 million classified as restricted cash and marketable securities and $3.7 million as deposits and other assets, respectively, on the Company’s March 31, 2009 Condensed Consolidated Balance Sheet.

As a result of market conditions related to the interest rate environment, the Company updated its valuation of its five-year interest rate derivative as of March 31, 2009, resulting in a credit value adjustment of $4.9 million to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 13).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

As a result of the decrease in available investment prices from September 30, 2008 to December 31, 2008 due to market conditions, the Company changed its classification of marketable securities from a Level 2 input to a Level 3 input.    The Company incurred a $2.6 million impairment charge during 2008, of which $2.0 million was in the fourth quarter of 2008 and primarily related to the lack of liquidity and resulting distressed values of investments in the marketplace.  These factors resulted in a significant percentage of the securities within CSCP that required unobservable inputs, which was not materially present through September 30, 2008.  These significant inputs included interest rate curves, credit curves and creditworthiness of the counterparty.  The classification and significant unobservable inputs remained consistent for the period ended March 31, 2009.   There were no changes to the presentation of the CSCP in the condensed consolidated financial statements as a result of the Level 2 input to Level 3 input change.

The following is a rollforward of the Level 3 assets and liabilities through March 31, 2009:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	CSCP
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	(2,802)
Transfers in and/or out of Level 3	--
Balance at March 31, 2009	$7,197

LIABILITIES	Derivative
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(1,008)
Deferred tax impact of other comprehensive income	(612)
Transfers in and/or out of Level 3	--
Balance at March 31, 2009	$29,163

11.           Debt:

On July 6, 2007, the Company entered into an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, up to $20 million in additional term loans (“delayed draw term loans”) that was available to be advanced no later than January 6, 2008, which we elected to not draw, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facilty.  The Credit Agreement was used to:

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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.  The Company’s leverage ratio was 2.36 to 1.0 as of March 31, 2009, which is in compliance with the financial covenant.

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of March 31, 2009 and December 31, 2008 was 1.19% and 1.43%, respectively.  As disclosed in Note 13, the Company has a derivative financial instrument, currently with a notional amount of $324 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $3.7 million and $3.9 million and are included in Deposits and Other Assets on the Condensed Consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $3.7 million and $7.4 million (including $0.4 million of rebates and negligible rebates, respectively) during the three-months ended March 31, 2009 and 2008, respectively.  The Company also incurred net disposals of $3.4 million and $7.5 million during the three-months ended March 31, 2009 and 2008, respectively.

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

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $29.2 million and $30.8 million as of March 31, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2009, and accordingly, $1.6 million ($1.0 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $4.9 million credit value adjustment as discussed in Note 10.  The amount of loss reclassified from accumulated other comprehensive income into interest expense for the three months ended March 31, 2009 was approximately $2.8 million.

Based on current assumptions regarding the interest rate environment and other market conditions at March 31, 2009, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $12.1 million.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   Certain such claims that are pending against Adheris and PRS are described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. With the exception of the claims described therein, all pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.  In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of March 31, 2009 are likely to have a material adverse effect on inVentiv.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $7.3 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at March 31, 2009 and December 31, 2008 was approximately $6.9 million and $5.1 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.3 million and $1.6 million as of March 31, 2009 and December 31, 2008, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

16.           Income Taxes

The effective tax rate for the three-month period ended March 31, 2009 was 42.2%. The rate includes a tax detriment of 1% due to the settlement of various state audits.  The effective rate for the three-month period ended March 31, 2008 was 41.3%. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The gross amount of unrecognized tax benefit was $5.3 million as of December 31, 2008 and $4.7 million as of March 31, 2009.  Included in this balance were positions totaling $0.9 million as of December 31, 2008, and March 31, 2009 that if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of December 31, 2008 and March 31, 2009 was $2.6 million and $2.3 respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2005 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $2.5 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Equity

The following table describes the 2009 activity in the Company’s Total’ Equity accounts for the three-months ended March 31, 2009:

	inVentiv Health Inc Shareholders
(in thousands, except share amounts)	Common Stock	Additional Paid-In Capital	Accumulated (deficit) earnings	Compre-hensive Income	Accumulated Other Comprehen-sive Losses (1)	Noncontroll-ing Interest	Total
Balance at December 31, 2008	$33	$394,560	($6,210)	--	$(20,869)	$130	$367,644
Net income			7,909			(51)	7,858
Net change in effective portion of derivative, net of taxes				1,008	1,008		1,008
Unrealized gain on marketable securities				58	58		58
Foreign currency translation Adjustment				(452)	(452)		(452)
				614
Restricted stock expense		1,775					1,775
Withholding shares for taxes		(506)					(506)
Tax expense from exercise of employee stock options and vesting of restricted stock		(1,137)					(1,137)
Proceeds from exercise of stock Options		13					13
Stock option expense		786					786
Distributions						(257)	(257)
Balance at March 31, 2009	$33	$395,491	$1,699		$(20,255)	(178)	$376,790

(1) As of March 31, 2009 Accumulated Other Comprehensive Losses consists of a $3.1 million loss on currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, German and Canadian subsidiaries, and  equity investments and noncontrolling interest in our foreign business units, a $0.1 million unrealized gain from marketable securities as well as other comprehensive losses of approximately $17.3 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

18.           Related Parties:

 Several inVentiv business units provided services to Cardinal Health, Inc. (“Cardinal”) during 2009.  Revenues generated for services provided to Cardinal totaled approximately $0.2 million and $0.5 million for the periods ended March 31, 2009 and December 31, 2008, respectively.  Robert Walter, who is the father of R. Blane Walter, our CEO, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007 and 2008.  R. Blane Walter and his immediate family members (including Robert Walter) and related trusts own approximately 2.4% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

The Company, through its Promotech business unit, purchased warehouse consulting and procurement services from South Atlantic Systems Group ("SAS") commencing in 2007.  These contractual arrangements with SAS have been completed for 2008 and provided for total payments of approximately $0.8 million. Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.

The Company is party to an acquisition agreement dated September 6, 2005 pursuant to which the Company acquired inVentiv Communications, Inc. (then known as inChord Communications, Inc. ("inChord")) from Mr. Walter and other former inChord shareholders.  Mr. Walter and certain of his family members had an approximately 92% interest in the earnout consideration payable under the acquisition agreement.  As a result, during 2008, Mr. Walter and such family members received a total of approximately $17.1 million in cash and common stock constituting their share of the final earnout payment under the agreement, net of a portion of such payment (the "Deferred Earnout Payment") that the parties agreed would be deferred pending further evaluation of a customer receivable.  In April of 2009, Mr. Walter and such family members received a total of approximately $2.2 million in cash and common stock constituting their share of the Deferred Earnout Payment.  The inChord acquisition agreement was approved prior to its execution by the Board of Directors of the Company.

19.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  The following represents the Company’s reportable segments as of March 31, 2009:

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

•	Other, which encompasses the activities of the corporate management group.

Three-months ended March 31, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$51,218	$71,352	$107,320	$32,396	--	$262,286
Less: Intersegment revenues	(48)	(421)	(4,097)	(68)	--	(4,634)
Reported Revenues	$51,170	$70,931	$103,223	$32,328	--	$257,652
Depreciation and amortization	562	2,485	4,310	1,147	10	8,514
Interest expense	--	19	111	2	5,642	5,774
Interest income	1	--	--	28	36	65
Segment income (loss) (1)	$1,511	$9,867	$6,941	$5,943	$(10,649)	$13,613

Three-months ended March 31, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$52,186	$88,494	$93,724	$29,898	$--	$264,302
Less: Intersegment revenues	(101)	(220)	(1,660)	--	--	(1,981)
Reported Revenues	$52,085	$88,274	$92,064	$29,898	$--	$262,321
Depreciation and amortization	547	2,519	4,231	1,301	12	8,610
Interest expense	--	17	429	1	5,935	6,382
Interest income	49	235	--	17	529	830
Segment income (loss) (1)	$2,955	$12,638	$4,486	4,764	$(10,553)	$14,290

(1)	Income from continuing operations before income tax provision, and gain (loss) from equity investments

(in thousands)	March 31, 2009	December 31, 2008
Total Assets:
inVentiv Clinical	$102,514	$$97,162
inVentiv Communications	368,354	377,123
inVentiv Commercial	181,798	205,910
inVentiv Patient Outcomes	138,688	134,355
Other	153,172	158,566
Total assets	$$944,526	$$973,116

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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
Business Segments

We serve our clients primarily through four business segments, which correspond to our reporting segments for 2009:

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

•
inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics and inVentiv Selling Solutions.  inVentiv Selling Solutions includes Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and

•
inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC (acquired in July 2007) and Patient Marketing Group, LLC. (“PMG”) (acquired in August 2008).

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

Our inVentiv Communications division has been affected since 2008 by the tentativeness of clients to make marketing spend decisions, as evidenced by, among other things, longer lead times by our clients in developing their marketing budgets.  Increased sales during latter part of the first quarter indicate that conditions may be stabilizing or improving.  We believe that our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations.  Some clients are reducing marketing expenditures through reducing the scopes of agency projects and delaying decisions on new marketing initiatives.  The consequence has been to shift the revenue opportunities for our inVentiv Communications division away from supporting in-market products, where margins have traditionally been the most attractive.

Client budgeting constraints and reductions in overall pharmaceutical marketing expenditures have also impacted our inVentiv Patient Outcomes division.  Again, increased sales during latter part of the first quarter indicate that conditions may be stabilizing or improving.

An offsetting and longer-term positive trend for us is that our clients appear to be adopting clear strategies to outsource more of their pharmaceutical marketing expenditures in lower cost and more flexible solutions consistent with what inVentiv offers.  Our sale of integrated, multi-service offerings increased significantly during the first quarter of 2009 and we believe that integrated offerings, which represented 15% of revenues during the quarter, are a significant area of opportunity in the future.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt over time.  Cost management strategies employed by management include:

•	reducing fixed cost headcount;
•	our "in balance" staffing initiative, through which we are converting FTE's to hourly positions that can be billed in direct response to the requirements of our client engagements;
•
completion of our "super studio" in Columbus, Ohio, which will increase utilization and efficiency by allowing the management of project-based graphic design and production needs for agencies across the Communications division;

•	negotiation of favorable rates with our vendors; and
•	completion of implementation of our Peoplesoft software to manage enterprise-wide resources.

We believe that these steps will allow inVentiv to provide competitive pricing to its clients and to improve margins.

Regulatory Uncertainty

Because most of our revenues are generated by businesses involved in the commercialization of pharmaceutical products, uncertainties surrounding the approval of our clients' pharmaceutical products directly affect us.  The pace at which a pharmaceutical product moves through the FDA approval process, and the application by the FDA of standards and procedures related to clinical testing, manufacturing, labeling claims and other matters are difficult to predict and may change over time.  FDA non-approvals and delays in approval can significantly impact revenue because of the relationship between the approval process and the amount and timing of client marketing expenditures to support the affected pharmaceutical products.

Although delays in FDA approval rates have negatively impacted the pharmaceutical industry, and indirectly inVentiv, the new product pipeline in the industry remains strong, with many late-stage products awaiting FDA approval.  Even if the FDA approval rate does not improve, we believe that the number of products awaiting approval, and the requirement for pharmaceutical manufacturers to support these products as they reach commercialization, represents an opportunity over the medium to longer-term for inVentiv to capture increasing levels of outsourced services engagements. As a result of our deep and long-standing relationships with our clients, we believe that we are well positioned to capture these opportunities.

Business Strategy

Although certain areas of our business have slowed during recent quarters as a result of the current trends discussed above, our businesses have generated strong overall revenue growth for the past several years.  Our internal revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Our businesses have generated strong revenue growth for the past several years.  Our internal revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Our revenues are generally received under contracts with limited terms and that can be terminated at the client’s option on short notice.  We have been successful historically in obtaining increasing amounts of repeat business from many of our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.  When relationships do not renew, we have been successful in redeploying personnel quickly and efficiently.

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

No new acquisitions were consummated during the first quarter of 2008 or 2009 and, accordingly, no revenues were generated from acquisitions during those periods.  However, our acquisitions of PLS and PMG during the second half of 2008 contributed to certain quarterly variances, as compared with prior year periods, within the Commercial and Patient Outcomes’ segments.  See -- Results of Operations below.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership	Put/Call Options
inVentiv Communications	United Kingdom	100%
	France	100%
	Canada	100%
	Germany (Liedler)	85%	inVentiv has the option to acquire the remaining 15% equity interest
	Italy	37.5%
	Germany (Haas and Health)	19.9%
inVentiv may acquired an additional 60.1% within 90 days following calendar year 2010, and the remaining 20% for a period of 90 days following the third anniversary of the acquisition of the 60.1% equity interest

	Sweden	15%
inVentiv Clinical	Mexico	100%
	Brazil	100%
	India	100%	Sciformix Corp. has option to acquire 20% of joint venture entity through January 2010
inVentiv Commercial	Japan	100%
	Canada	100%
	Puerto Rico	100%

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

Critical Accounting Policies

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change, update or revision to the Company’s critical accounting policies.

Three-Months Ended March 31, 2009 Compared to Three-Months Ended March 31, 2008

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended March 31,
	2009		2008
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$51,170	19.9%	$52,085	19.9%
inVentiv Communications	70,931	27.5%	88,274	33.6%
inVentiv Commercial	103,223	40.1%	92,064	35.1%
inVentiv Patient Outcomes	32,328	12.5%	29,898	11.4%
Total revenues	257,652	100.0%	262,321	100.0%

Cost of services (1) (2):
inVentiv Clinical	38,529	75.3%	36,529	70.1%
inVentiv Communications	38,875	54.8%	49,595	56.2%
inVentiv Commercial	84,806	82.2%	75,657	82.2%
inVentiv Patient Outcomes	18,966	58.7%	18,492	61.9%
Total cost of services	181,176	70.3%	180,273	68.7%

Selling, general and administrative expenses:
inVentiv Clinical	11,131	21.8%	12,650	24.3%
inVentiv Communications	22,161	31.2%	26,258	29.8%
inVentiv Commercial	11,365	11.0%	11,491	12.5%
inVentiv Patient Outcomes	7,445	23.0%	6,659	22.3%
Other	5,052	--	5,148	--
Total selling, general and administrative expenses	57,154	22.2%	62,206	23.7%

Total operating income	19,322	7.5%	19,842	7.6%
Interest expense	(5,774)	(2.2)%	(6,382)	(2.4)%
Interest income	65	--	830	0.3%
Income from continuing operations before income tax provision and income (loss) from equity investments	13,613	5.3%	14,290	5.5%
Income tax provision	(5,772)	(2.3)%	(5,642)	(2.2)%
Income from continuing operations before income (loss) from equity investments	7,841	3.0%	8,648	3.3%
Income (loss) from equity investments	17	--	(40)	--
Income from continuing operations	7,858	3.0%	8,608	3.3%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	12	--
Income from discontinued operations	--	--	12	--

Net income	$7,858	3.0%	$8,620	3.3%
(Less): Net loss (income) attributable to the noncontrolling interest	51	0.1%	(576)	(0.2)%
Net income attributable to inVentiv Health Inc.	$7,909	3.1%	$8,044	3.1%

Earnings per share:
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.24		$0.25
Diluted	$0.24		$0.24
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00		$0.00
Diluted	$0.00		$0.00
Net earnings attributable to inVentiv Health Inc.:
Basic	$0.24		$0.25
Diluted	$0.24		$0.24

(1)	Cost of services is expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues decreased by approximately $4 million, or 2%, to $258 million during the first quarter of 2009, from $262 million during the first quarter of 2008. Net revenues (revenues, net of pass-through costs) decreased by approximately $4 million, or 2%, to $221 million during the first quarter of 2009 from $225 million in the first quarter of 2008.

inVentiv Clinical’s revenues were $51 million during the first quarter of 2009, a decrease of $1 million compared to $52 million during  the first quarter of 2008.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the first quarter of 2009.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.

inVentiv Communications’ revenues were $71 million during the first quarter of 2009, a decrease of $17 million or 19% from the first quarter of 2008.  inVentiv Communications’ revenues accounted for 28% of total inVentiv revenues during the first quarter of 2009.  The majority of this decrease is due to the tentativeness of our clients to make marketing spend decisions, as described above in Outsourcing Trends and the Current Economic Environment.

inVentiv Commercial’s revenues were $103 million during the first quarter of 2009, an increase of $11 million, or 12% from the first quarter of 2008.  inVentiv Commercial revenues accounted for 40% of total inVentiv revenues for the first quarter of 2009. Approximately 29% of the increase related to the inclusion of PLS’s results in the first quarter of 2009, with the remaining increase due to increased sales representatives, despite the wind-down of Boehringer Ingelheim during the fourth quarter of 2008, and increased pass-through revenues.

inVentiv Patient Outcomes’ revenues were $32 million during the first quarter of 2009, up $2 million from the first quarter of 2008.  The acquisition of PMG contributed approximately $3.4 million of revenues during the first quarter of 2009.  The revenue growth was partially offset by delays in contract approvals.

Cost of Services: Cost of services increased by approximately $1 million or 1%, to $181 million during the first quarter of 2009 from $180 million in the first quarter of 2008.  Cost of services as a percentage of revenues was 70% and 69% during the first quarter of 2009 and 2008, respectively.

inVentiv Clinical’s cost of services increased by approximately $2 million, or 5%, to $39 million during the first quarter of 2009 from $37 million during the first quarter of 2008.  Cost of services as a percentage of revenues was 75% and 70% during the first quarter of 2009 and 2008, respectively.  The increased percentage was primarily due to an increase in headcounts and pass-through expenses in our CRO services division.

inVentiv Communications’ cost of services decreased by 22% to $39 million during the first quarter of 2009 when compared to the first quarter of 2008.  This variance is related to the decrease in revenues described above.  Cost of services as a percentage of the segment’s revenues decreased from 56% during the first quarter of 2008 to 55% during the first quarter of 2009.

Cost of services at inVentiv Commercial increased by approximately $9 million, or 12%, to $85 million in the first quarter of 2009, mainly due to the increase in revenues and the inclusion of PLS results, as described above.  Cost of services was 83% and 82% of inVentiv Commercial’s revenues during the first quarter of 2009 and 2008, respectively.

inVentiv Patient Outcomes cost of services increased by approximately $1 million, or 6%, to $19 million in the first quarter of 2009 from $18 million during the first quarter of 2008, mainly due to the inclusion of PMG’s results during the first quarter of 2009, as mentioned above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses decreased by approximately $5 million, or 8%, to $57 million during the first quarter of 2009 from $62 million during the first quarter of 2008.

SG&A expenses at inVentiv Clinical decreased by approximately $2 million to approximately $11 million during the first quarter of 2009, compared to $13 million during the first quarter of 2008 due to lower commissions in our resourcing and permanent placement groups as a result of the lower revenue.

SG&A expenses at inVentiv Communications decreased $4 million to $22 million during the first quarter of 2009 due to lower rent and professional fees.

SG&A expenses at inVentiv Commercial were approximately $11million during the first quarter of 2009 and the first quarter of 2008.  The addition of PLS SG&A was offset by lower costs due to an integration of certain departments into a corporate function.

SG&A expenses at inVentiv Patient Outcomes were approximately $7 million during the first quarter of 2009 and 2008.

Other SG&A was approximately $5 million for the first quarter of 2009 and 2008.  The comparative balances include an increase from an integration of certain divisional departments into a corporate function in 2009, which was offset by a sale of certain marketable securities.

Interest Expense:  Interest expense was approximately $6 million during the first quarter of 2008 and the first quarter of 2009, mainly due to the consistent period interest on our Credit Agreement, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the first quarter of 2009 was 42.2%, versus 41.3% during the first quarter of 2008.  The rate includes a tax detriment of 1% due to the settlement of various state audits. The rate for the first quarter of 2008 included a tax detriment relating to interest on unrecognized tax benefits of approximately 0.2%. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income was $8 million during the first quarter of 2009 and the first quarter of 2008.  Diluted earnings per share during the first quarter of 2009 did not change from the first quarter of 2008.

Liquidity and Capital Resources

At March 31, 2009, inVentiv had approximately $90 million of unrestricted cash and equivalents, consistent with the December 31, 2008 balance.  For the three-months ended March 31, 2008 compared to March 31, 2009, cash provided by operations increased by $11 million from a source of $10 million to a source of $21 million.  Cash used in investing activities increased from $8 million to $14 million for the three-months ended March 31, 2008 and 2009, respectively.  Cash provided by financing activities increased from a use of $5 million to a use of $7 million over the same comparative periods.

Cash provided by operations was $21 million during the three-months ended March 31, 2009, while cash provided in operations was $10 million in the three-months ended March 31, 2008.  This increase was primarily due to the improved collections and timing of unbilled services across our segments in the first quarter of 2009 as compared to first quarter of 2008.  This is a result of our continued focus on strengthening our collections process as the credit environment has worsened.

Cash used in investing activities was $14 million for the three-months ended March 31, 2009 compared to $8 million used during the same period in 2008.  During the three months ended March 31, 2009 and 2008, the Company paid approximately $17 million of cash relating to earnout contingency payments and post-closing adjustments from previous acquisitions.  During the three months ended March 31, 2009 and 2008, the Company also received proceeds of $5 million and $15 million, respectively, from our investment in marketable securities, which was mainly from redemptions from the Columbia Strategic Cash Portfolio (“CSCP”).  An increase in the cash value of life insurance policies from our deferred compensation plan increased cash from investing activities by approximately $3 million.

Cash used in financing activities was $7 million for the three-months ended March 31, 2009, compared to $5 million used by financing activities for the three-months ended March 31, 2008.  The difference primarily relates to the decrease in the Company’s stock price for these comparative periods, which has resulted in significantly less exercises of stock options as well as tax expense in the first quarter of 2009 as opposed to excess tax benefits in the first quarter of 2008 from stock-based compensation.

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

The Amended and Restated Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Amended and Restated Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter. Our leverage ratio was 2.36 to 1.0 as of March 31, 2009, which is in compliance with the financial covenant.

Effective September 6, 2007, we entered into a five-year swap arrangement for $165 million, in which the notional amount increased to $325 million upon the expiration of our 2005 swap arrangement in December 2008, to hedge against our credit exposure under the Amended and Restated Credit Agreement.  The swap arrangement is explained in more detail in Part I, Item 3 below.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2007 and 2008 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At March 31, 2009 the Company had $324 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at March 31, 2009, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, we employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2009, and accordingly, $1.6 million ($1.0 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on our Condensed Consolidated Balance Sheet.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and noncontrolling interest in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At March 31, 2009, the accumulated other comprehensive earnings related to foreign currency translations was approximately $3.1 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The hearing to consider final approval of the Weisz Settlement is scheduled for June 5, 2009.  The court-ordered period for objection to the settlement expired on April 27, 2009 and to date no objections to the settlement have been received by us.  If the settlement does not become final, Adheris intends to continue to defend this action vigorously, and we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our condensed consolidated balance sheets, results of operations or cash flows.

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

Our insurer, Chubb Group, is defending this action under reservation of rights.  In December 2008, the parties to the action entered into a settlement agreement, which is subject to Court approval and requires notification to various state attorneys general.  The hearing to consider final approval of the settlement is scheduled for June 10, 2009.  If the settlement agreement becomes final, the amount to be paid to the settlement class in excess of the deductible amount is expected to be funded by Chubb Group.  If the settlement does not become final, PRS intends to continue to defend this action vigorously, and  we do not believe that this action will have a material adverse effect on our consolidated balance sheets, results of operations or cash flows.  It is impossible to predict the outcome of litigation with certainty, however, and there can be no assurance that an adverse result in this proceeding would not have a potentially material adverse effect on our condensed consolidated balance sheets, results of operations or cash flows.

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

ITEM 1A.     Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2008.

ITEM 5.  Other Information

On March 12, 2009, we released a total of 74,716 unregistered shares of our Common Stock to the former stockholder of inVentiv Communications, Inc. (fka inChord Communications, Inc.) ("inVentiv Communications") pursuant to the earnout provisions of the acquisition agreement relating to inVentiv's 2005 acquisition of inVentiv Communications.

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

INVENTIV HEALTH, INC.

May 8, 2009	By:	/s/ DAVID S. BASSIN
David S. Bassin
Chief Financial Officer and Secretary
(Principal financial officer and principal accounting officer)