Form 10-Q
period 2009-06-30
INVENTIV HEALTH INC
filed 2009-08-07
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

500 Atrium Drive (formerly 200 Cottontail Lane)
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

As of July 31, 2009, there were 33,582,870 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
and December 31, 2008

Condensed Consolidated Income Statements for the three and six-months ended June 30, 2009 and 2008 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2009 and 2008 (unaudited)

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

  our business strategy, outlook, objectives, plans, intentions and goals our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund our operations and planned capital expenditures for the foreseeable future;
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
  our estimates regarding our future earnout obligations from completed acquisitions;
  our belief that there are ample opportunities for cross-selling to our existing clients;
  our anticipation that it will be necessary to continue to select, invest in and develop new and enhanced technology and end-user databases on a timely basis in the future in order to maintain our competitiveness;
  our expectations regarding the impact of our acquisitions, joint ventures and partnerships;
  our expectations regarding the impact of the adoption of certain accounting standards;
  our expectations regarding the potential impact of pending litigation; and
  our expectations regarding the liquidation of the Columbia Strategic Cash Portfolio.

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

  the potential impact of a recessionary environment on our customers and business;
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
  our ability to accurately forecast insurance claims within our self-insured programs;
  our ability to accurately forecast the performance of business units to which our potential earnout obligations relate and, therefore, to accurately estimate the amount of the earnout obligations we will incur;
  the potential impact of pricing pressures on pharmaceutical manufacturers from future health care reform initiatives or from changes in the reimbursement policies of third party payers;
  potential disruptions and switching costs related to vendors relationships;
  the possibility that customer agreements will be terminated or not renewed;
  our ability to grow our existing client relationships, obtain new clients and cross-sell our services;
  our ability to successfully operate new lines of business;
  our ability to manage our infrastructure and resources to support our growth;
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
  our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance the actual impact of the adoption of certain accounting standards;
  the actual outcome of pending litigation;
  any potential impairment of intangible assets;
  consolidation in the pharmaceutical industry;
  changes in trends in the pharmaceutical industry or in pharmaceutical outsourcing; and
  our ability to determine the actual time at which the liquidation of our Columbia Strategic Cash Portfolio will be completed or the total losses that we will actually realize from that investment vehicle.

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

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2009 (unaudited)	2008 (Revised)
ASSETS
Current assets:
Cash and equivalents	$94,962	$90,463
Restricted cash and marketable securities	6,373	8,069
Accounts receivable, net of allowances for doubtful accounts of $4,804 and $4,787 at
June 30, 2009 and December 31, 2008, respectively	126,791	158,689
Unbilled services	106,544	86,390
Prepaid expenses and other current assets	12,937	16,880
Current tax assets	595	595
Current deferred tax assets	10,955	9,198
Total current assets	359,157	370,284

Property and equipment, net	61,847	63,382
Equity investments	1,401	1,423
Goodwill	215,674	215,526
Other intangibles, net	220,066	226,509
Non-current deferred tax assets	67,905	75,172
Deposits and other assets	21,998	20,820
Total assets	$948,048	$973,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$11,942	$13,417
Current portion of long-term debt	3,975	4,279
Accrued payroll, accounts payable and accrued expenses	85,493	129,009
Current income tax liabilities	649	2,736
Client advances and unearned revenue	59,522	57,223
Total current liabilities	161,581	206,664

Capital lease obligations, net of current portion	19,580	25,010
Long-term debt	320,111	321,828
Non-current income tax liabilities	5,692	5,636
Other non-current liabilities	42,879	46,334
Total liabilities	549,843	605,472

Equity:
inVentiv Health Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,572,052 and 33,272,543
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	34	33
Additional paid-in-capital	401,260	394,560
Accumulated other comprehensive losses	(15,817)	(20,869)
Accumulated earnings (deficit)	12,991	(6,210)
Total inVentiv Health Inc. stockholders’ equity	398,468	367,514
Noncontrolling interest	(263)	130
Total equity	398,205	367,644
Total liabilities and equity	$948,048	$973,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)
	For the Three-Months Ended		For the Six-months Ended
	June 30,		June 30,
	2009	2008 (Revised)	2009	2008 (Revised)
Net revenues	$235,499	$236,003	$456,483	$460,581
Reimbursable out-of-pockets	33,542	49,039	70,210	86,782
Total revenues	269,041	285,042	$526,693	547,363

Operating expenses:
Cost of services	148,397	144,786	292,883	287,575
Reimbursed out-of-pocket expenses	33,879	52,950	70,569	90,434
Selling, general and administrative expenses	61,917	59,278	119,071	121,484
Total operating expenses	244,193	257,014	482,523	499,493

Operating income	24,848	28,028	44,170	47,870
Interest expense	(5,773)	(6,309)	(11,547)	(12,691)
Interest income	50	417	115	1,247
Income from continuing operations before income tax provision and (loss) income from equity investments	19,125	22,136	32,738	36,426
Income tax provision	(7,768)	(8,751)	(13,540)	(14,393)
Income from continuing operations before (loss) income from equity investments	11,357	13,385	19,198	22,033
(Loss) income from equity investments	(11)	6	8	(35)
Income from continuing operations	11,346	13,391	19,206	21,998

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	94	--	107
Income from discontinued operations	--	94	--	107

Net income	11,346	13,485	19,206	22,105
Less: Net income attributable to the noncontrolling interest	(54)	(316)	(5)	(892)
Net income attributable to inVentiv Health Inc.	$11,292	$13,169	$19,201	$21,213

Earnings per share (see Note 7):
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.34	$0.40	$0.57	$0.64
Diluted	$0.34	$0.39	$0.57	$0.63
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01
Net income attributable to inVentiv Health Inc.:
Basic	$0.34	$0.40	$0.57	$0.65
Diluted	$0.34	$0.39	$0.57	$0.64
Weighted average common shares outstanding:
Basic	33,471	33,066	33,411	32,844
Diluted	33,657	33,519	33,567	33,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Six-Months Ended
	June 30,
	2009	2008 (Revised)
Cash flows from operating activities:
Net income	$19,206	$22,105
Income from discontinued operations	--	(107)
Income from continuing operations	19,206	21,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,327	9,476
Amortization	6,267	7,433
Tradename writeoff	117	--
(Income) loss from equity investments	(8)	35
Adjustment on derivative financial instrument	--	660
Deferred taxes	5,510	4,816
Adjustment on marketable securities	(1,682)	455
Stock compensation expense	5,070	5,741
Tax benefit from stock option exercises and vesting of restricted shares	907	3,015

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	31,898	23,918
Unbilled services	(20,154)	(23,621)
Prepaid expenses and other current assets	3,943	5,322
Accrued payroll, accounts payable and accrued expenses	(2,242)	(4,971)
Net tax liabilities	(3,969)	(5,528)
Client advances and unearned revenue	2,299	(7,156)
Excess tax benefits from stock based compensation	1,033	(669)
Other	(734)	2,481
Net cash provided by continuing operations	57,788	43,405
Net cash used in discontinued operations	(613)	(49)
Net cash provided by operating activities	57,175	43,356

Cash flows from investing activities:
Restricted cash balances and marketable securities	5,826	21,605
Investment in cash value of life insurance policies	(2,722)	(1,681)
Cash paid for acquisitions, net of cash acquired	(532)	(3,181)
Acquisition earn-out payments	(38,264)	(16,813)
Equity investments	30	(68)
Purchases of property and equipment	(9,770)	(8,973)
Proceeds from manufacturers rebates on leased vehicles	453	856
Net cash used in continuing operations	(44,979)	(8,255)
Net cash provided by discontinued operations	613	156
Net cash used in investing activities	(44,366)	(8,099)

Cash flows from financing activities:
Repayments on long-term debt	(1,073)	(1,650)
Borrowings under line of credit	(948)	--
Repayments on capital lease obligations	(6,371)	(6,935)
Withholding shares for taxes	(523)	(1,047)
Proceeds from exercise of stock options	850	2,130
Excess tax benefits from stock-based compensation	(1,033)	669
Distributions to noncontrolling interests in affiliated partnership	(398)	(547)
Net cash used in financing activities	(9,496)	(7,380)

Effect of exchange rate changes	1,186	74

Net change in cash and equivalents	4,499	27,951
Cash and equivalents, beginning of period	90,463	50,973
Cash and equivalents, end of period	$94,962	$78,924

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,271	$11,823
Cash paid for income taxes	$12,043	$12,627
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$4,988	$12,071
Stock issuance related to acquisitions	$2,335	$17,044

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

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2009:

  inVentiv Clinical, which provides professional resourcing services to the pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management. inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos;
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

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, the condensed consolidated income statements of the Company for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated cash flows for the six-months ended June 30, 2009 and 2008.  Operating results for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts presented for prior periods have been reclassified to conform to the current year presentation.  See Note 3 for the retrospective application of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).

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

3.           Recently Issued Accounting Standards:

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierachy of Generally Accepted Accounting Principles”.  SFAS 168 establishes the FASB Accounting Standards Codification (“the codification”) as the single official source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces the framework of the GAAP hierarchy in SFAS 162.  All other literature that is not part of the codification, such as FASB Concepts Statements, will be considered non-authoritative.  SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009.  The Company will apply SFAS 168, as required, beginning with the period of its effective date.  The adoption of the codification will not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  SFAS 167 requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities.  SFAS 167 is effective for annual reporting periods after November 15, 2009.  The Company does not expect SFAS 167 to have a material effect on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect SFAS 166 to have a material effect on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 165, “Subsequent Events”, which established principles and requirements for subsequent events.  SFAS 165 details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The implementation of SFAS 165 did not have a material effect on the Company’s condensed consolidated financial statements.  The Company adopted SFAS 165, effective June 30, 2009, as required, and has evaluated all subsequent events through August 7, 2009 (the date the Company’s financial statements are issued).

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP FAS 157-4 did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP 107-1 and APB 28-1 did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s condensed consolidated financial statements.

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
(2)  If the earnout payment for such period exceeds a specified amount, the excess will be deferred and become payable based on the financial results of Ignite for the period April 2010- March 2011.

5.           Restricted Cash and Marketable Securities:

As of June 30, 2009 and December 31, 2008, there were approximately $1.4 million and $1.3 million of restricted cash, respectively, of which $0.4 million relates to outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.  As this cash has been pledged as collateral, it is restricted from use for general purposes and has been classified in restricted cash and marketable securities at June 30, 2009 and December 31, 2008.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million held in escrow on behalf of clients and was included in restricted cash and marketable securities at June 30, 2009 and December 31, 2008.

As of June 30, 2009 and December 31, 2008, the Company had $6.5 million and $10.0 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  Based on an update provided by CSCP for June 30, 2009, the Company has recorded $1.7 million of the $6.5 million balance as long-term.  The $1.7 million is classified as deposits and other assets on the June 30, 2009 Condensed Consolidated Balance Sheet, which is expected to be distributed after June 30, 2010.  As the majority of the Company’s recorded balances in the CSCP continue to be short-term in nature, $4.8 million and $6.3 million, respectively, are classified as restricted cash and marketable securities on the June 30, 2009 and December 31, 2008 condensed consolidated balance sheets.  During the periods ended June 30, 2009 and December 31, 2008, the Company recorded no impairment and $2.6 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Subsequent to June 30, 2009, the value of the CSCP may materially change depending on market conditions.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2010.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $3.4 million cumulative impairment charge through June 30, 2009 does not have a material impact on the company's liquidity or financial flexibility.

On February 27, 2008, we entered into an unsecured credit facility (the “Blue Ridge facility”) with Blue Ridge Investments, L.L.C., an affiliate of Bank of America, N.A., to allow the Company to separately borrow up to the current balance remaining in the CSCP.   We have not borrowed any funds under this credit facility.  The Blue Ridge facility provides for multiple drawdowns from time to time until maturity, which shall be the earlier of the day following the redemption of all of our shares of the CSCP and July 1, 2010.  The outstanding balance under the facility may not (subject to limited exceptions) exceed our account value in the CSCP, and distributions from the CSCP must be applied to reduce the outstanding principal balance under the facility.  Amounts borrowed bear interest at the one-month LIBOR rate plus 0.35% per annum, fluctuating daily.

6.           Employee Stock Compensation:

The Company follows SFAS No. 123 (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Stock-based compensation expense was $2.5 million, of which $0.5 million was recorded in cost of services and $2.0 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2009 and $3.2 million, of which $0.8 million was recorded in cost of services and $2.4 million recorded as SG&A for the three months ended June 30, 2008. For the six-months ended June 30, 2009, stock-based compensation expense was $5.1 million, of which $0.7 million was recorded in cost of services and $4.4 million recorded as SG&A; for the six-months ended June 30, 2008, stock-based compensation expense was $5.7 million, of which $1.3 million was recorded in cost of services and $4.4 million was recorded as SG&A.

Stock-based compensation expense caused income before income tax provision and income from equity investments to decrease by $2.5 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, caused net income to decrease by $1.5 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and caused basic and diluted earnings per share to decrease by $0.04 per share and $0.06 per share for the three months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009 and June 30, 2008 the stock-based compensation expense caused income before income tax provision and income from equity investments to decrease by $5.1 million and $5.7 million, respectively, caused net income to decrease by $3.0 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively, and caused basic and diluted earnings per share to decrease by $0.09 per share and $0.10 per share for the six months ended June 30, 2009 and 2008, respectively.

Cash used in financing activities increased by $1.0 million and decreased by $0.7 million for the six-months ended June 30, 2009 and 2008, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	--(1)	3.49%	1.36%	3.06%
Expected volatility	50%	37%	47%	37%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the second quarter of 2009, no options were granted by the Company, hence, the interest rate was not applicable.

The Company analyzed historical trends in expected volatility and expected life of stock options on a quarterly basis; during 2009 and 2008 the volatility ranged between of 37%-50%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the six months ended June 30, 2009 and 2008 were 5.30% and 5.46%, respectively.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (Amended on April 27, 2009) (“Stock Plan” or “LTIP”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans"), which was terminated at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 4.2 million shares, which includes 4.1 million additional shares that were approved by our shareholders on June 17, 2009.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s Equity Incentive Plans for the six months ended June 30, 2009 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,499	$22.18
Granted and assumed	495	$10.82
Exercised	(109)	$7.81
Forfeited/expired/cancelled	(10)	$22.64
Outstanding at June 30, 2009	1,875	$20.01	7.21	$2,186

Vested and expected to vest at June 30, 2009	1,803	$20.15	7.13	$2,046

Options exercisable at June 30, 2009	992	$20.23	5.75	$846

There were no stock options granted during the three-months ended June 30, 2009.   The weighted-average grant-date fair value of stock options granted during the three-months ended June 30, 2008 was $11.97.  The weighted-average grant-date fair value of stock options granted during the six-months ended June 30, 2009 and 2008 was $4.96 and $12.83 per share, respectively.   The total intrinsic value of options exercised during the three-months ended June 30, 2009 and 2008 was $0.8 million for both periods, and was $0.8 million and $2.1 million during the six-months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, there was approximately $5.5 million and $4.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.9 years and 2.5 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.2 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and totaled $0.2 million and $1.0 million for the six-months ended June 30, 2009 and 2008, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$10.30	113,425	$6.22	4.07	113,425	$6.22
$10.82	To	$10.82	494,746	$10.82	9.55	--	$--
$10.86	To	$15.48	25,744	$14.06	5.00	25,744	$14.06
$15.96	To	$15.96	250,000	$15.96	4.97	250,000	$15.96
$16.89	To	$19.70	194,090	$17.39	5.19	194,090	$17.39
$20.10	To	$26.77	362,874	$26.07	6.58	271,437	$26.06
$28.66	To	$31.45	124,882	$29.73	8.50	35,444	$29.84
$32.55	To	$32.55	156,891	$32.55	8.55	39,225	$32.55
$35.01	To	$35.01	94,114	$35.01	7.34	48,419	$35.01
$37.21	To	$37.21	57,914	$37.21	8.01	14,479	$37.21
			1,874,680			992,263

A summary of the status and changes of the Company’s nonvested shares related to its Equity Incentive Plans as of and during the six months ended June 30, 2009 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	667	$30.30
Granted	613	$10.90
Released	(166)	$29.61
Forfeited	(24)	$24.23
Nonvested at June 30, 2009	1,090	$19.62

As of June 30, 2009 and December 31, 2008, there was approximately $14.7 million and $12.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.9 years and 2.5 years, respectively. The total fair value of shares vested during the three and six months ended June 30, 2009 was $0.3 million and $1.8 million, respectively.  During the three and six-months ended June 30, 2008 the amounts were $2.3 million and $5.4 million, respectively.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended June 30,		Six-months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health Inc.	$11,292	$13,075	$19,201	$21,106
Weighted average number of common shares outstanding	33,471	33,066	33,411	32,844
Basic EPS from continuing operations attributable to inVentiv Health Inc.	$0.34	$0.40	$0.57	$0.64

Diluted EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health Inc.	$11,292	$13,075	$19,201	$21,106

Weighted average number of common shares outstanding	33,471	33,066	33,411	32,844
Stock options (1)	56	311	51	322
Restricted stock awards (2)	130	142	105	183
Total diluted common shares outstanding	33,657	33,519	33,567	33,349

Diluted EPS from continuing operations attributable to inVentiv Health Inc.	$0.34	$0.39	$0.57	$0.63

(1)   For the three-months and six-months ended June 30, 2009, 1,760,515 and 1,730,749 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2008, 391,306 shares and 362,267 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and six-months ended June 30, 2009, 435,768 and 407,625 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2008, 20,463 and 807 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the six-months ended June 30, 2009 and 2008 the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2008	$56,944	$190,958	$45,773	$90,039	--	$383,714
Goodwill acquired during the year	--	--	1,561	5,202	--	6,763
Goodwill through contingent consideration(1)	32	31,127	--	12,153	--	43,312
Goodwill allocation (2)	--	(6,674)	--	--	--	(6,674)
Other adjustments	186	863(4)	--	--	--	1,049
Impairment losses(3)	(41,344)	(112,667)	--	(58,627)	--	(212,638)
Balance as of December 31, 2008	$15,818	$103,607	$47,334	$48,767	--	$215,526
Goodwill through contingent consideration(1)	--	88	--	--	--	88
Goodwill allocation(5)	--	--	60	--	--	60
Balance as of June 30, 2009	$15,818	$103,695	$47,394	$48,767	--	$215,674

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

       Other intangible assets consist of the following:

	June 30, 2009			December 31, 2008
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$113,834	$(32,600)	$81,234	$113,896	$(27,177)	$86,719
Technology	14,168	(4,887)	9,281	14,168	(4,497)	9,671
Noncompete agreement	1,506	(1,019)	487	1,506	(911)	595
Tradenames subject to amortization	2,159	(989)	1,170	2,275	(790)	1,485
Other	1,234	(830)	404	1,232	(683)	549
Total definite-life intangibles	132,901	(40,325)	92,576	133,077	(34,058)	99,019
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$260,391	$(40,325)	$220,066	$260,567	$(34,058)	$226,509

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
       The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,649	(1)
Customer relationships	113,834	10.8 years
Technology	14,168	14.3 years
Noncompete agreement	1,506	4.5 years
Other	1,234	4.5 years
Total	$260,391

       (1)  $2.2 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at June 30, 2009, is expected to be $6.1 million for the remainder of 2009, $11.9 million in 2010, $11.6 million in 2011, $11.5 million in 2012, $10.2 million in 2013, $9.8 million in 2014 and $31.4 million thereafter.

The balances recorded on the Company’s Condensed Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment of or Disposal of Long-Lived Assets.  In accordance with SFAS 142, the Company uses the two-step process for periods in which impairment testing is performed.  The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

The Company performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  The Company's declining stock price during the fourth quarter of 2008 resulted in a market capitalization that was well below the book value of the Company.  This was due to a combination of declining market conditions and lower than expected operating results for certain businesses.  As such, the Company conducted an interim impairment test during the fourth quarter of 2008, resulting in the following impairment charges:

(in thousands)	2008 Impairment
Goodwill	$212,638
Intangible assets:
Customer relationships	5,605
Tradenames	25,833
Technology	23,772
Total Impairment	$267,848

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2009, as noted above, for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2009.

During the first quarter of 2009, the Company strategically changed its Strategy & Analytics’ name to Advance Insights, thereby discontinuing the usage of Health Products Research, Strategyx, Ventiv Access Services and Creative Healthcare Solutions names.  The Company accordingly recorded a $0.1 million tradename writeoff as a result of discontinuing the Strategyx name, which is included as part of selling, general and administrative expenses on the condensed consolidated income statement.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$6,548(1)	--	--	$6,548(1)
Deferred Compensation Plan Assets	8,530	--	8,530	--
TOTAL ASSETS	$15,078	--	$8,530	$6,548

LIABILITIES
Deferred Compensation Plan Liabilities	$8,521	--	$8,521	--
Derivative Liabilities	24,726	--	--	24,726
TOTAL LIABILITIES	$33,247	--	$8,521	$24,726

(1) – As described in Note 5, the marketable securities balance of $6.5 million includes $4.8 million classified as restricted cash and marketable securities and $1.7 million as deposits and other assets, respectively, on the Company’s June 30, 2009 Condensed Consolidated Balance Sheet.

 As a result of market conditions related to the interest rate environment, the Company updated its valuation of its five-year interest rate derivative as of June 30, 2009, resulting in a credit value adjustment of $2.6 million to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 13).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

As a result of the decrease in available investment prices from September 30, 2008 to December 31, 2008 due to market conditions, the Company changed its classification of marketable securities from a Level 2 input to a Level 3 input.    The Company incurred a $2.6 million impairment charge during 2008, of which $2.0 million was in the fourth quarter of 2008 and primarily related to the lack of liquidity and resulting distressed values of investments in the marketplace.  These factors resulted in a significant percentage of the securities within CSCP that required unobservable inputs, which was not materially present through September 30, 2008.  These significant inputs included interest rate curves, credit curves and creditworthiness of the counterparty.  The classification and significant unobservable inputs remained consistent for the period ended June 30, 2009.   There were no changes to the presentation of the CSCP in the condensed consolidated financial statements as a result of the Level 2 input to Level 3 input change.

The following is a rollforward of the Level 3 assets and liabilities through June 30, 2009:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	CSCP
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	36
Included in other comprehensive income	345
Purchases, issuances and settlements	(3,832)
Transfers in and/or out of Level 3	--
Balance at June 30, 2009	$6,548

LIABILITIES	Derivative
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(3,594)
Deferred tax impact of other comprehensive income	(2,463)
Transfers in and/or out of Level 3	--
Balance at June 30, 2009	$24,726

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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.  The Company’s leverage ratio was 2.4 to 1.0 as of June 30, 2009, which is in compliance with the financial covenant.

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of June 30, 2009 and December 31, 2008 was 0.60% and 1.43%, respectively.  As disclosed in Note 13, the Company has a derivative financial instrument, currently with a notional amount of $323 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14, Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14.  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $3.6 million and $3.9 million and are included in Deposits and Other Assets on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13, Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $5.4 million (including rebates of $0.4 million) and $12.9 million (including rebates of $0.9 million) during the six-months ended June 30, 2009 and 2008, respectively.  The Company also incurred net disposals of $6.4 million and $9.4 million during the six-months ended June 30, 2009 and 2008, respectively.

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

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $24.7 million and $30.8 million as of June 30, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2009, and accordingly, $6.1 million ($3.6 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $2.6 million credit value adjustment as discussed in Note 10.  The amount of loss reclassified from accumulated other comprehensive income into interest expense for the three months and six months ended June 30, 2009 was approximately $3.0 million and $5.8 million, respectively.

Based on current assumptions regarding the interest rate environment and other market conditions at June 30, 2009, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $13.1 million.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   Certain such claims that were asserted against Adheris and PRS, as described in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, have been settled and such settlements became final during the second quarter of 2008. All pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.  In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of June 30, 2009 are likely to have a material adverse effect on inVentiv.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $8.5 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at June 30, 2009 and December 31, 2008 was approximately $7.8 million and $5.1 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.7 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

16.           Income Taxes

The effective tax rate for the six-month period ended June 30, 2009 was 41.3%.  The rate included a benefit due to the utilization of state net operating losses of $0.5 million.  The effective tax rate for the six-month period ended June 30, 2008 was 40.5%.  The rate for the six-month period ended June 30, 2008 included a tax benefit relating to state taxes settled of approximately $0.3 million.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The gross amount of unrecognized tax benefit was $5.3 million as of December 31, 2008 and $4.2 million as of June 30, 2009.  Included in this balance were positions totaling $0.9 million at December 31, 2008 and at June 30, 2009 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of December 31, 2008 and June 30, 2009 was $2.6 million and $2.1 million respectively.

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

17.           Stockholders’ Equity

The following table describes the 2009 activity in the Company’s Stockholders’ Equity accounts for the six-months ended June 30, 2009:
inVentiv Health Inc Shareholders

(in thousands, except share amounts)	Common Stock	Additional Paid-In Capital	Accumulated (deficit) earnings	Comprehensive Income	Accumulated Other Comprehensive Losses (1)	Noncontrolling Interest	Total
Balance at December 31, 2008	33	$394,560	($6,210)	--	$(20,869)	$130	$367,644
Net income			19,201	19,201		5	19,206
Net change in effective portion of derivative, net of taxes				3,594	3,594		3,594
Unrealized gain on marketable securities				342	342		342
Foreign currency translation adjustment				1,116	1,116		1,116
				24,253
Restricted stock expense	1	3,466					3,467
Withholding shares for taxes		(523)					(523)
Tax expense from exercise of employee stock options and vesting of restricted stock		(1,031)					(1,031)
Proceeds from exercise of stock Options		850					850
Stock option expense		1,603					1,603
Issuance of shares in connection with Acquisitions		2,335					2,335
Distributions						(398)	(398)
Balance at June 30, 2009	34	$401,260	$12,991		$(15,817)	$(263)	$398,205

(1) As of June 30, 2009 Accumulated Other Comprehensive Losses consists of a $1.5 million loss on currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, German and Canadian subsidiaries, and equity investments and noncontrolling interests in our foreign business units as well as other comprehensive losses of approximately $14.7 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

18.           Related Parties:

Several inVentiv business units provided services to Cardinal Health, Inc. (“Cardinal”) during 2009.  Revenues generated for services provided to Cardinal totaled approximately $0.7 million and $0.5 million for the periods ended June 30, 2009 and December 31, 2008, respectively.  Robert Walter, who is the father of R. Blane Walter, our CEO, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007 and 2008.  R. Blane Walter and his immediate family members (including Robert Walter) and related trusts own approximately 2.4% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

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

The Company is party to an acquisition agreement dated September 6, 2005 pursuant to which the Company acquired inVentiv Communications, Inc. (then known as inChord Communications, Inc. ("inChord")) from Mr. Walter and other former inChord shareholders.  Mr. Walter and certain of his family members had approximately a 92% interest in the earnout consideration payable under the acquisition agreement.  As a result, during 2008, Mr. Walter and such family members received a total of $17.1 million in cash and common stock constituting their share of the final earnout payment under the agreement, net of a portion of such payment (the "Deferred Earnout Payment") that the parties agreed would be deferred pending further evaluation of a customer receivable.  In April of 2009, Mr. Walter and such family members received a total of $2.2 million in common stock constituting their share of the Deferred Earnout Payment.  The inChord acquisition agreement was approved prior to its execution by the Board of Directors of the Company.

inVentiv Communications’ leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.  During the three and six-months ended June 30, 2009, the Company paid $0.4 million and $0.9 million, respectively, in rent to Lexington MLP Westerville L.P.

19.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  The following represents the Company’s reportable segments as of June 30, 2009:

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
  Other, which encompasses the activities of the corporate management group.

Three-months ended June 30, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$53,359	$75,635	$108,615	$34,848	--	$272,457
Less: Intersegment revenues	(55)	(419)	(2,882)	(60)	--	(3,416)
Reported Revenues	$53,304	$75,216	$105,733	$34,788	--	$269,041
Depreciation and amortization	808	2,584	3,558	1,118	12	$8,080
Interest expense	--	23	84	2	5,664	5,773
Interest income	--	13	9	2	26	50
Segment income (loss) (1)	$3,391	$10,242	$11,172	$7,842	($13,522)	$19,125

Three-months ended June 30, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$54,452	$96,061	$113,424	$29,745	$--	$293,682
Less: Intersegment revenues	(68)	(361)	(8,211)	--	--	(8,640)
Reported Revenues	$54,384	$95,700	$105,213	$29,745	$--	$285,042
Depreciation and amortization	552	2,551	3,889	1,295	12	8,299
Interest expense	--	33	296	1	5,979	6,309
Interest income	18	112	--	8	279	417
Segment income (loss) (1)	$4,951	$10,850	$12,035	4,953	$(10,653)	$22,136

Six-months ended June 30, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$104,577	$146,988	$215,936	$67,243	--	$534,744
Less: Intersegment revenues	(104)	(840)	(6,979)	(128)	--	(8,051)
Reported Revenues	$104,473	$146,148	$208,957	$67,115	--	$526,693
Depreciation and amortization	1,369	5,070	7,895	2,238	22	16,594
Interest expense	--	42	195	3	11,307	11,547
Interest income	1	31	9	2	72	115
Segment income (loss) (1)	$4,902	$20,136	$18,112	$13,758	$(24,170)	$32,738

Six-months ended June 30, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$106,638	$184,555	$207,148	$59,643	$--	$557,984
Less: Intersegment revenues	(169)	(581)	(9,871)	--	--	(10,621)
Reported Revenues	$106,469	$183,974	$197,277	$59,643	$--	$547,363
Depreciation and amortization	1,099	5,070	8,121	2,596	23	16,909
Interest expense	--	50	725	2	11,914	12,691
Interest income	68	346	--	25	808	1,247
Segment income (loss) (1)	$7,905	$23,488	$16,522	$9,717	$(21,206)	$36,426

(1) Income from continuing operations before income tax provision and (loss) income from equity investments

(in thousands)	June 30, 2009	December 31, 2008
Total Assets:
inVentiv Clinical	$105,247	$97,162
inVentiv Communications	370,367	377,123
inVentiv Commercial	175,504	205,910
inVentiv Patient Outcomes	136,467	134,355
Other	160,463	158,566
Total assets	$948,048	$973,116

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
  inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics and inVentiv Selling Solutions.  inVentiv Selling Solutions includes Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and
  inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC (acquired in July 2007) and Patient Marketing Group, LLC. (“PMG”) (acquired in August 2008)
Outsourcing Trends and the Current Economic Environment

Our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  Although the pharmaceutical industry is generally regarded as non-cyclical, the current recessionary environment has impacted virtually all economic activity in the United States and abroad, including in the pharmaceutical and life sciences industry, and has resulted in increased budget scrutiny and efforts to significantly reduce expenditures in all areas of our clients' businesses.

Our business has been affected by the tentativeness of clients to make outsourcing expenditure decisions.  We believe that our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations.  With respect to our inVentiv Communications division, in particular, some clients are reducing marketing expenditures through reducing the scopes of agency projects and delaying decisions on new marketing initiatives.  The consequence has been to shift the revenue opportunities for our inVentiv Communications division away from supporting in-market products, where margins have traditionally been the most attractive.  Although we have seen evidence in recent months that our clients’ expenditures with certain of our business units are stabilizing, current economic conditions present continuing challenges and make it difficult for us to predict when a return to our clients' historical spending levels may occur.

In 2009, our medical insurance claims experience has been higher than expected, mainly due to higher occurrences of individually large medical and prescription drug claims.  Since we are self-insured to a significant degree, continuance of these trends could result in a material adverse impact on our financial condition and results of operations.  During the six months ended June 30, 2009, the Company incurred approximately $14 million in medical costs.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt over time.  Cost management strategies employed by management include:

  reducing fixed cost headcount;
  our "in balance" staffing initiative, through which we are converting  FTE's to hourly positions that can be billed in direct response to the requirements of our client engagements;
  completion during the first quarter of 2009 of our "super studio" in Columbus, Ohio, which will increase utilization and efficiency by allowing the management of project-based graphic design and production needs for agencies across the Communications division;
  negotiation of favorable rates with our vendors;
  ongoing implementation of our Peoplesoft software to manage enterprise-wide resources; and
  consolidation of certain facilities and operations.

We believe that these steps will allow inVentiv to provide competitive pricing to its clients and to improve margins.

An offsetting and longer-term positive trend for us is that our clients appear to be adopting clear strategies to outsource more of their pharmaceutical marketing expenditures in lower cost and more flexible solutions consistent with what inVentiv offers.  Our sale of integrated, multi-service offerings has grown sequentially for  three quarters and we believe that integrated offerings, which represented approximately 15% of revenues during the quarter, are a significant area of opportunity in the future.

Regulatory Uncertainty

Because most of our revenues are generated by businesses involved in the commercialization of pharmaceutical products, uncertainties surrounding the approval of our clients' pharmaceutical products affect us.  The pace at which a pharmaceutical product moves through the FDA approval process, and the application by the FDA of standards and procedures related to clinical testing, manufacturing, labeling claims and other matters are difficult to predict and may change over time.  FDA non-approvals and delays in approval can significantly impact revenue because of the relationship between the approval process and the amount and timing of client marketing expenditures to support the affected pharmaceutical products.

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

No new acquisitions were consummated during the first two quarters of 2008 or 2009 and, accordingly, no revenues were generated from acquisitions during those periods.  However, our acquisitions of PLS and PMG during the second half of 2008 contributed to certain quarterly variances, as compared with prior year periods, within the Commercial and Patient Outcomes’ segments.  See -- Results of Operations below.

Earnout Obligations Related to Completed Acquisitions

The terms of most of our completed acquisitions include the opportunity for the sellers to receive contingent earnout consideration based on the performance of the acquired businesses.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Earnout obligations under certain of our acquisitions have not yet been completed.  All of our acquisitions were consummated prior to January 1, 2009 and fall under the guidance of SFAS 141.  As such, we accrue the earnout obligations at the end of an earnout period when the contingency is resolved and additional consideration is distributable for these acquisitions.  These earnout obligations have been, and may be, material in amount and represent a significant use of cash for the periods in which they are earned or paid.  Based on the performance of the applicable business units to date and our projections of the financial performance of such business units for the remainder of the applicable earnout periods, we project that our use of cash and equity in satisfaction of earnout obligations during 2009 and payable in 2010 may be between $20 million and $40 million.  Such payout amounts are subject to variability and could vary significantly based on the actual performance of the acquired businesses.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership	Put/Call Options
inVentiv Communications	United Kingdom	100%
	France	100%
	Canada	100%
	Germany (Liedler)	85%	inVentiv has the option to acquire the remaining 15% equity interest
	Italy	37.5%
	Germany (Haas and Health)	19.9%
inVentiv may acquire an additional 60.1% within 90 days following calendar year 2010, and the remaining 20% for a period of 90 days following the third anniversary of the acquisition of the 60.1% equity interest

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

Three-Months Ended June 30, 2009 Compared to Three-Months Ended June 30, 2008

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended June 30,
	2009		2008
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$53,304	19.8%	$54,384	19.1%
inVentiv Communications	75,216	28.0%	95,700	33.6%
inVentiv Commercial	105,733	39.3%	105,213	36.9%
inVentiv Patient Outcomes	34,788	12.9%	29,745	10.4%
Total revenues	269,041	100.0%	285,042	100.0%

Cost of services (1) (2):
inVentiv Clinical	38,473	72.2%	37,395	68.8%
inVentiv Communications	41,399	55.0%	59,766	62.5%
inVentiv Commercial	82,986	78.5%	81,937	77.9%
inVentiv Patient Outcomes	19,418	55.8%	18,638	62.7%
Total cost of services	182,276	67.8%	197,736	69.4%

Selling, general and administrative expenses(1):
inVentiv Clinical	11,440	21.5%	12,057	22.2%
inVentiv Communications	23,565	31.3%	25,162	26.3%
inVentiv Commercial	11,500	10.9%	10,945	10.4%
inVentiv Patient Outcomes	7,528	21.6%	6,161	20.7%
Other	7,884	--	4,953	--
Total selling, general and administrative expenses	61,917	23.0%	59,278	20.8%

Total operating income	24,848	9.2%	28,028	9.8%
Interest expense	(5,773)	(2.1)%	(6,309)	(2.2)%
Interest income	50	--	417	0.1%
Income from continuing operations before income tax provision and (loss) income from equity investments	19,125	7.1%	22,136	7.8%
Income tax provision	(7,768)	(2.9)%	(8,751)	(3.1)%
Income from continuing operations before income (loss) from equity investments	11,357	4.2%	13,385	4.7%
(Loss) income from equity investments	(11)	--	6	--
Income from continuing operations	11,346	4.2%	13,391	4.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	94	--
Income from discontinued operations	--		94	--

Net income	11,346	4.2%	13,485	4.7%
Less: Net income attributable to the noncontrolling interest	(54)	--	(316)	(0.1%)
Net income attributable to inVentiv Health Inc.	11,292	4.2%	$13,169	4.6%

Earnings per share:
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.34		$0.40
Diluted	$0.34		$0.39
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00		$0.00
Diluted	$0.00		$0.00
Net earnings attributable to inVentiv Health Inc.:
Basic	$0.34		$0.40
Diluted	$0.34		$0.39
          (1)  Cost of services and selling, general and administrative expense are expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.
          (2)  Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues decreased by approximately $16 million, or 6%, to $269 million during the second quarter of 2009, from $285 million during the second quarter of 2008. Net revenues decreased by approximately $1 million to $235 million during the second quarter of 2009, from $236 million in the second quarter of 2008.

inVentiv Clinical’s revenues were $53 million during the second quarter of 2009,  a decrease of $1 million compared to  $54 million during  the second quarter of 2008.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the second quarter of 2009.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.

inVentiv Communications’ revenues were $75 million during the second quarter of 2009, a decrease of $21 million or 22% from the second quarter of 2008.  inVentiv Communications’ revenues accounted for 28% of total inVentiv revenues during the second quarter of 2009.  The majority of this decrease is due to lower pass-through revenues as a result of our clients focus on advertising services that are efficient in delivering the message to their customers.  The remaining decrease relates to a softening in the demand for our marketing services due to the current economic environment.

inVentiv Commercial’s revenues were $106 million during the second quarter of 2009, an increase of 1% from the second quarter of 2008.  inVentiv Commercial revenues accounted for 39% of total inVentiv revenues for the second quarter of 2009.  Approximately $4 million of revenues related to the inclusion of PLS’s results in the second quarter of 2009 offset by decreased pass-through revenues and lower revenues in our marketing support services and outsourced sales and marketing teams in the second quarter of 2009 when compared to the same period in 2008.

inVentiv Patient Outcomes’ revenues were $35 million during the second quarter of 2009, up $5 million from the second quarter of 2008.  The acquisition of PMG contributed approximately $4 million of revenues during the second quarter of 2009.  The remaining growth was organic, primarily from increased revenues in patient services programs and medical cost containment services.

Cost of Services: Cost of services decreased by approximately $16 million or 8%, to $182 million during the second quarter of 2009 from $198 million in the second quarter of 2008.  Cost of services as a percentage of revenues was 68% and 69% during the second quarter of 2009 and 2008, respectively.

inVentiv Clinical’s cost of services increased by approximately 3%, to $38 million during the second quarter of 2009 from $37 million during the second quarter of 2008.  Cost of services as a percentage of revenues was 72% and 69% during the second quarter of 2009 and 2008, respectively.  The increased percentage was primarily due to an increase in headcounts and pass-through expenses in our CRO services division.

inVentiv Communications’ cost of services decreased by 32% to $41 million during the second quarter of 2009 when compared to the second quarter of 2008.  Cost of services as a percentage of the segment’s revenues decreased from 62% during the second quarter of 2008 to 55% during the second quarter of 2009.  The decrease in cost of services and the related percentage was primarily due to the decrease in pass-through revenues, as described above.

Cost of services at inVentiv Commercial increased to $83 million during the second quarter of 2009 from $82 million during the second quarter of 2008. Cost of services was 78% of inVentiv Commercial’s revenues for both the second quarter of 2009 and second quarter of 2008.

inVentiv Patient Outcomes stayed consistent at $19 million during the second quarter of 2009 and 2008.  The contribution of $2 million to cost of services from PMG, which was acquired in the third quarter of 2008, was offset by a mix shift in business within the segment.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $3 million, or 5%, to $62 million during the second quarter of 2009 from $59 million during the second quarter of 2008.  Approximately $1.7 million of this difference relates to additional medical costs affected by unfavorable medical claims experience from our self-insured medical plan.  The remaining difference mainly relates to the inclusion of PLS’ and PMG’s results, as described below.

SG&A expenses at inVentiv Clinical decreased by approximately $1 million to approximately $11 million during the second quarter of 2009, compared to $12 million during the second quarter of 2008 due to lower commissions in our resourcing and permanent placement groups as a result of the lower revenue.

        SG&A expenses at inVentiv Communications decreased $1 million to $24 million during the second quarter of 2009 due to lower compensation and professional fees.

        SG&A expenses at inVentiv Commercial increased by approximately $1 million to $12 million during the second quarter of 2009 from $11 million during the second quarter of 2008.  The majority of this increase was due to the inclusion of PLS’ results and to costs related to moving facilities in July 2009.

SG&A expenses at inVentiv Patient Outcomes increased by $2 million to $8 million during the second quarter of 2009, which was primarily from the inclusion of PMG’s results.

Other SG&A was approximately $8 million for the second quarter of 2009, an increase of approximately $3 million from the second quarter of 2008.  The increase was mainly related to unfavorable claims experience from our self-insured medical plan as well as an integration of certain divisional departments into a corporate function in 2009.

Interest Expense:   Interest expense was approximately $6 million during the second quarter of 2008 and the second quarter of 2009, mainly due to the consistent period interest on our Credit Agreement, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the second quarter of 2009 was 40.8%, versus 40.1% during the second quarter of 2008.  The rate for the second quarter of 2009 included a tax benefit due to state net operating losses of $0.5 million.  The rate for the second quarter of 2008 included a tax benefit relating to state taxes settled of approximately $0.3 million.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $2 million to $11 million during the second quarter of 2009 when compared to the second quarter of 2008.  Diluted earnings per share decreased to $0.34 per share during the second quarter of 2009 from $0.39 per share during the second quarter of 2008.  Overall EPS and net income decreased between quarters because of lower revenues and related operating income, and increased medical claims, as described above.

Six-months Ended June 30, 2009 Compared to Six-months Ended June 30, 2008

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
(in thousands, except for per share data)	For the Six-months Ended June 30,
	2009		2008
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$104,473	19.8%	$106,469	19.5%
inVentiv Communications	146,148	27.8%	183,974	33.6%
inVentiv Commercial	208,957	39.7%	197,277	36.0%
inVentiv Patient Outcomes	67,115	12.7%	59,643	10.9%
Total revenues	526,693	100.0%	547,363	100.0%

Cost of services (1)(2):
inVentiv Clinical	77,002	73.7%	73,924	69.4%
inVentiv Communications	80,274	54.9%	109,361	59.4%
inVentiv Commercial	167,793	80.3%	157,594	79.9%
inVentiv Patient Outcomes	38,383	57.2%	37,130	62.3%
Total cost of services	363,452	69.0%	378,009	69.1%

Selling, general and administrative expenses(1):
inVentiv Clinical	22,571	21.6%	24,707	23.2%
inVentiv Communications	45,725	31.3%	51,421	28.0%
inVentiv Commercial	22,866	10.9%	22,436	11.4%
inVentiv Patient Outcomes	14,973	22.3%	12,819	21.5%
Other	12,936	--	10,101	--
Total Selling, general and administrative expenses	119,071	22.6%	121,484	22.2%

Total operating income	44,170	8.4%	47,870	8.7%
Interest expense	(11,547)	(2.2)%	(12,691)	(2.3)%
Interest income	115	--	1,247	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and income (loss) from equity investments	32,738	6.2%	36,426	6.6%
Income tax provision	(13,540)	(2.6)%	(14,393)	(2.6)%
Income from continuing operations before income (loss) from equity investments	19,198	3.6%	22,033	4.0%
Income (loss) from equity investments	8	--	(35)	--
Income from continuing operations	19,206	3.6%	21,998	4.0%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	107	--
Income from discontinued operations	--	--	107	--

Net income	19,206	3.6%	22,105	4.0%
Less: Net income attributable to the noncontrolling interest	(5)	--	(892)	(0.1)%
Net income attributable to inVentiv Health Inc.	19,201	3.6%	$21,213	3.9%

Earnings per share:
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.57		$0.64
Diluted	$0.57		$0.63
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00		$0.01
Diluted	$0.00		$0.01
Net earnings attributable to inVentiv Health Inc.:
Basic	$0.57		$0.65
Diluted	$0.57		$0.64

      (1)  Cost of services and selling, general and administrative expense are expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.
      (2)  Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues decreased by approximately $20 million, or 4%, to $527 million during the six-months ended June 30, 2009, from $547 million during the six-months ended June 30, 2008.  Net revenues decreased by approximately $5 million, or 1%, to $456 million during the six-months ended June 30, 2009, from $461 million during the six-months ended June 30, 2008.

inVentiv Clinical’s revenues were $104 million during the six months ended June 30, 2009, a decrease of $2 million compared to $106 million during  the six months ended June 30, 2008. inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during six months ended June 30, 2009.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.

inVentiv Communications’ revenues were $146 million during the six months ended June 30, 2009, an decrease of $38 million, or 21%, from the six months ended June 30, 2008.  inVentiv Communications’ revenues accounted for 28% of total inVentiv revenues during the six months ended June 30, 2009.  The majority of this decrease is due to lower pass-through revenues as a result of our clients focus on advertising services that are efficient in delivering the message to their customers.  The remaining decrease relates to a softening in the demand for our marketing services due to the current economic environment.

Revenues in our inVentiv Commercial segment were $209 million during the six months ended June 30, 2009, an   increase of approximately $12 million, or 6%, from the $197 million during the for six months ended June 30, 2008.   Approximately $7 million of the increase related to the inclusion of PLS’s results for 2009.  The remaining increase was due to several sales teams launches during the first half of 2009 offset by anticipated client wind-downs in the ordinary course of business.

inVentiv Patient Outcomes’ revenues were $67 million during the six months ended June 30, 2009, up $7 million from the six months ended June 30, 2008.  This increase was primarily due to the acquisition of PMG, which contributed approximately $7 million of revenues during 2009.

Cost of Services: Cost of services decreased by approximately $15 million or 4%, to $363 million for the six months ended June 30, 2009 from $378 million in the six months ended June 30, 2008. Cost of services as a percentage of revenues stayed consistent at 69% during the six months ended June 30, 2008 and 2009.

inVentiv Clinical’s cost of services increased by approximately $3 million, or 4%, to $77 million during the six months ended June 30, 2009 from $74 million during the six months ended June 30, 2008.  Cost of services as a percentage of revenues was 74% and 69% during the six months ended June 30, 2009 and 2008, respectively.  The increased percentage was primarily due to an increase in headcounts and pass-through expenses in our CRO services division.

inVentiv Communications’ cost of services decreased by approximately $29 million, or 27%, to $80 million during the six months ended June 30, 2009 from $109 million during the six months ended June 30, 2008.  Cost of services as a percentage of the segment’s revenues decreased from 59% during the six months ended June 30, 2008 to 55% during the six months ended June 30, 2009.  The decrease in cost of services and the related percentage was primarily due to the decrease in pass-through revenues, as described above.

Cost of services at inVentiv Commercial increased by approximately 6% from the six months ended June 30, 2008, in line with the increase in revenues as explained above.  Cost of services as a percentage of revenues remained fairly constant at 80% for both periods.

inVentiv Patient Outcomes’ cost of services increased by approximately $1 million, or 3%, to $38 million during the six months ended June 30, 2009 from $37 million during the six months ended June 30, 2008.  $3 million of the increase was from the acquisition of PMG, with the offsetting decrease from a mix shift in business.

SG&A: SG&A expenses decreased by approximately $2 million, or 2%, to $119 million from $121 million in the six months ended June 30, 2009 and 2008, respectively.  This decrease primarily relates to various cost savings initiatives for the Company offset by $2.6 million relating to additional medical costs affected by unfavorable medical claims from our self-insured medical plan.

SG&A expenses at inVentiv Clinical decreased by approximately 8% from the six months ended June 30, 2008 to the six months ended June 30, 2009 due to lower commissions in our resourcing and permanent placement groups as a result of the  lower revenue.

SG&A expenses at inVentiv Communications decreased $5 million to $46 million during the six months ended June 30, 2009, primarily due to lower compensation and professional fees.

SG&A expenses at inVentiv Commercial increased by approximately $1 million to $23 million during the six months ended June 30, 2009 from the six months ended June 30, 2008.  The majority of this increase was due to the inclusion of PLS’ results and to costs related to moving facilities in July 2009.

SG&A expenses at inVentiv Patient Outcomes increased by $2 million to $15 million during the six months ended June 30, 2009, which was primarily from the inclusion of PMG’s results.

Other SG&A increased by approximately 30% to $13 million from the six months ended June 30, 2008 to the same period in 2009.  The increase was mainly related to unfavorable claims experience from our self-insured medical plan as well as an integration of certain divisional departments into a corporate function in 2009.

Interest Expense:  Interest expense was approximately $12 million and $13 million for the six months ended June 30, 2009 and June 30, 2008, respectively.  This decrease was mainly due to the interest savings from a lower principal balance on our Credit Agreement, as more fully explained in Liquidity and Capital Resources, and lower capitalized interest on the fleet vehicles from our inVentiv Commercial segment.

Provision for Income Taxes: The effective tax rate for the six-month period ended June 30, 2009 was 41.3%, versus an effective tax rate of 40.5% for the six months ended June 30, 2008.  For the six months ended June 31, 2009, the rate included a tax benefit due to state net operating losses of $0.5 million.   For the six months ended June 30, 2008, the rate included approximately $0.3 million of a tax benefit relating to states taxes settled.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income decreased by approximately $2 million to $19 million during the six months ended June 30, 2009 when compared to the same period in 2008.  Diluted earnings per share decreased to $0.57 per share during the six months ended June 30, 2009 from $0.64 per share during the six months ended June 30, 2008.  Overall EPS and net income decreased between the periods because of lower revenues and related operating income, and increased medical claims, as described above.

Liquidity and Capital Resources

At June 30, 2009, inVentiv had $95 million of unrestricted cash and equivalents, an increase of $5 million from December 31, 2008.

Cash provided by operations was $57 million during the six-months ended June 30, 2009, while cash provided by operations was $43 million in the six-months ended June 30, 2008.  This increase was primarily due to the improved collections and timing of unbilled services across our segments in the six months ended June 30, 2009 as compared to June 30, 2008.  This is a result of our continued focus on strengthening our collections process as the credit environment has worsened.

Cash used in investing activities was $44 million for the six-months ended June 30, 2009 compared to $8 million used during the same period in 2008.  During the six months ended June 30, 2009 and 2008, the Company paid approximately $39 million and $20 million of cash, respectively, relating to earnout contingency payments and post-closing adjustments from previous acquisitions.  During the six months ended June 30, 2009 and 2008, the Company also received proceeds of $4 million and $22 million, respectively, from our investment in the Columbia Strategic Cash Portfolio (“CSCP”).

Cash used in financing activities was $9 million for the six-months ended June 30, 2009, compared to $7 million provided by financing activities for the six-months ended June 30, 2008.  The difference primarily relates to the decrease in the Company’s stock price for these comparative periods, which has resulted in significantly less exercises of stock options as well as tax expense for the six months ended June 30, 2009 as opposed to excess tax benefits for the six months ended June 30, 2008 from stock-based compensation.

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
       The Amended and Restated Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Amended and Restated Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter. Our leverage ratio was 2.4 to 1.0 as of June 30, 2009, which is in compliance with the financial covenant.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At June 30, 2009, the Company had $323 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at June 30, 2009, a hypothetical increase or decrease of 10% of our variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, we employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2009, and accordingly, $6.1 million ($3.6 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on our Condensed Consolidated Balance Sheet.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52, Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At June 30, 2009, the accumulated other comprehensive losses related to foreign currency translations was approximately $1.5 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 8, 2009, the remaining parties to the Weisz action entered into a Settlement Agreement and Release (the "Weisz Settlement").  Under the terms of the Weisz Settlement, which received final court approval on June 5, 2009, Adheris agreed to refrain from knowing participation in any refill reminder programs, targeted mailings or notifications regarding medical conditions of specific California residents except those residents who have expressly opted in to the communication or as otherwise permitted by California law.  Adheris currently does not conduct significant business in California of the type encompassed by Weisz Settlement.  It is expected that Adheris’ financial contribution to the settlement in excess of its retention amount will be funded by insurance.

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

In December 2008, the parties to the action entered into a settlement agreement, which received  final court approval June 10, 2009.  The amount to be paid to the settlement class in excess of the deductible amount will be funded by insurance.

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

ITEM 1A.  Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2008 except as follows:

Pricing pressures on pharmaceutical manufacturers from future health care reform initiatives or from changes in the reimbursement policies of third party payers may negatively impact our business.

Most of our revenues are generated from customers whose businesses are involved in the manufacture and commercialization of pharmaceutical products.  Sales of pharmaceutical products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations.  Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for pharmaceutical products and adversely affect demand for our services, resulting in a material adverse impact on our financial condition and results of operations.

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform healthcare and its cost, and such proposals have received increasing political attention. Congress is considering legislation to reform the U.S. healthcare system by reducing the number of uninsured and underinsured individuals and making other changes. While healthcare reform may increase the number of patients who have insurance coverage for pharmaceutical products, it may also include changes that adversely affect our clients' business, including by limiting reimbursement for pharmaceutical products, increasing rebates required from manufacturers whose drugs are covered by Medicare and Medicaid programs, facilitating the importation of lower-cost prescription drugs that are marketed outside the United States or by other means.  Our customers encounter similar regulatory and legislative issues in other countries.

Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs.  Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for pharmaceutical products.

We are dependent on vendors providing goods and services that are critical to certain of our business units, and if such vendors were to cease providing goods and services to us for any reason, we might have difficulty replacing them.

We are dependent on third party vendors for components of the services provided to customers by some of our business units.  Certain of these vendors are sole source vendors or have high switching costs associated with them.  If any such vendor were to fail to provide goods and services to us on a timely basis, the corresponding client services provided by our business units could be interrupted.  A delay in or disruption of client services could lead to the loss of the client, the incurrence of contractual penalties, exposure to damages claims and/or an adverse impact on our reputation and accordingly could materially and adversely impact on our financial condition and results of operations.

We have experienced an increased rate of medical reimbursement claims during 2009, and if the increased rate of claims is sustained or increases, our business could be adversely affected.

We are largely self-insured for employee healthcare benefits other than catastrophic coverage.  During 2009, we have experienced higher than anticipated costs of providing employee healthcare benefits.  Specifically, we have experienced higher occurrences of individually large medical and prescription drug claims.  Although we and others believe that employees may be accelerating medical claims as a result of current economic conditions, we have not been able to directly determine the reason for the increased claims rate.  If the increased claims rate is sustained or  increases, it could materially and adversely impact on our financial condition and results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

         At an annual meeting of the stockholders of the Company, held on June 17, 2009, the following matters were submitted to a vote of our stockholders, with the following votes cast:

(i)  the election of seven directors to the Board of Directors for a term of one year, expiring at the 2010 Annual Meeting:

	For	Withheld
Eran Broshy	28,680,283	2,080,387
A. Clayton Perfall	29,302,169	1,458,501
Per G.H. Lofberg	28,813,093	1,947,577
Mark E. Jennings	28,812,265	1,948,406
Craig Saxton, M.D.	27,706,551	3,054,120
Terrell G. Herring	28,260,624	2,500,047
R. Blane Walter	29,260,342	1,500,328

(ii) the approval of the 2006 Long-Term Incentive Plan Amendment:

	For	Withheld	Abstain	Broker Non-Votes
Approval of the 2006 Long-Term Incentive Plan Amendment	20,231,706	7,596,529	22,209	2,910,226

(iii) the ratification of  the appointment of Deloitte and Touche LLP as the Company’s independent auditors for 2009:

	For	Withheld	Abstain	Broker Non-Votes
Deloitte & Touche LLP ratification	30,710,096	39,890	10,684	--

 ITEM 5.    Other Information

Transition of Eran Broshy from Executive Chairman to Non-Executive Chairman

On August 6, 2009, we entered into arrangements with Eran Broshy for his continued service as Chairman in a non-executive capacity in lieu of serving as Executive Chairman, effective as of August 1, 2009.  Mr. Broshy will receive a retainer of $100,000 per year as non-executive Chairman in addition to regular per meeting fees and will be eligible to participate in the director equity grant program on the same terms as other directors.  Accordingly, Mr. Broshy will receive an initial equity grant as a non-employee director on or about August 12, 2009.   Concurrently, we entered into a consulting agreement with Mr. Broshy pursuant to which he will provide consulting services related to corporate strategy and corporate development.  Mr. Broshy will be entitled to a consulting fee of $100,000 per year for up to 3 years, but the agreement is terminable after 2 years; he was previously entitled to a salary of $300,000 per year as Executive Chairman.

As disclosed in our Form 8-K filed on June 9, 2009, our Board of Directors, acting through its compensation committee, determined to use its best efforts to negotiate with our executives having “single trigger” change in control benefits in order to amend or modify these agreements to remove the “single trigger” change in control benefits absent stockholder ratification.  The arrangements with Mr. Broshy described above eliminate all of Mr. Broshy's cash change of control benefits and all tax gross-up obligations to Mr. Broshy related to a change in control.  The agreement reached did not eliminate Mr. Broshy's right to acceleration of equity vesting upon a change in control.  Mr. Broshy's existing equity grants contemplated that they would continue to vest during any post-employment service as a director of the Company.

Adoption of SFAS 160

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

The adoption of SFAS 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows.  As a result of the retrospective presentation and disclosure requirements of SFAS 160, the Company will reflect the revision of certain previously reported line items effected by the adoption of SFAS 160 in future filings.

The principal effect of the adoption of SFAS No. 160 on the Consolidated Balance Sheets  as of December  31, 2008 and 2007 included in the Company’s 2008 Annual Report on Form 10-K  is summarized as follows:

(in thousands)	December 31, 2008	December 31, 2007
Total equity, as previously reported	$367,514	$477,466
SFAS No. 160 reclassification of noncontrolling interest	130	160
Total equity, as adjusted	$367,644	$477,626

The effect of the adoption of SFAS No. 160 on the Consolidated Income Statements for the years ended December 31, 2008, 2007 and 2006 included in the Company’s 2008 Annual Report on Form 10-K is summarized as follows:

	Years Ended December 31
(in thousands)	2008	2007	2006
Net (loss) income, as previously reported	$(128,021)	$47,484	$51,235
SFAS No 160 reclassification of noncontrolling interests	1,146	1,070	1,207
Net (loss) income, as adjusted	(126,875)	48,554	52,442
Net income attributable to noncontrolling interest	(1,146)	(1,070)	(1,207)
Net (loss) income attributable to inVentiv Health Inc.	$(128,021)	$47,484	$51,235

ITEM 6.                 Exhibits

10.27	Letter agreement dated August 6, 2009 between the Registrant and Eran Broshy.

10.28	Consulting Agreement executed August 6, 2009 and effective as of August 1, 2009 between the Registrant and Eran Broshy.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: August 7, 2009                                                                    By:        /s/      David S. Bassin
    David S. Bassin
      Chief Financial Officer and Secretary
        (Principal financial officer and principal accounting officer)