Form 10-Q
period 2009-09-30
INVENTIV HEALTH INC
filed 2009-11-06
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of October 31, 2009, there were 33,597,773 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
and December 31, 2008

Condensed Consolidated Income Statements for the three and nine-months ended September 30, 2009 and 2008 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2009 and 2008 (unaudited)

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
  our business strategy, outlook, objectives, plans, intentions and goals;
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
  potential disruptions and switching costs related to vendors’ relationships;
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
  the potential impact of government regulation on us and on our client base;
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

    Investors should carefully consider these risk factors and the matters discussed under Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, Risk Factors of our Form 10-Q for the three and six months ended June 30, 2009.

    Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2009 (unaudited)	2008 (Revised)
ASSETS
Current assets:
Cash and equivalents	$101,601	$90,463
Restricted cash and marketable securities	3,736	8,069
Accounts receivable, net of allowances for doubtful accounts of $6,231 and $4,787 at
September 30, 2009 and December 31, 2008, respectively	149,782	158,689
Unbilled services	97,502	86,390
Prepaid expenses and other current assets	12,876	16,880
Current tax assets	6,506	595
Current deferred tax assets	13,625	9,198
Total current assets	385,628	370,284

Property and equipment, net	67,618	63,382
Equity investments	1,327	1,423
Goodwill	215,674	215,526
Other intangibles, net	216,989	226,509
Non-current deferred tax assets	61,080	75,172
Deposits and other assets	20,816	20,820
Total assets	$969,132	$973,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$10,070	$13,417
Current portion of long-term debt	3,642	4,279
Accrued payroll, accounts payable and accrued expenses	86,537	129,009
Current income tax liabilities	--	2,736
Client advances and unearned revenue	61,012	57,223
Total current liabilities	161,261	206,664

Capital lease obligations, net of current portion	17,389	25,010
Long-term debt	319,286	321,828
Non-current income tax liabilities	5,718	5,636
Other non-current liabilities	53,639	46,334
Total liabilities	557,293	605,472

Equity:
inVentiv Health Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,588,847 and 33,272,543
shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	34	33
Additional paid-in-capital	404,494	394,560
Accumulated other comprehensive losses	(17,156)	(20,869)
Accumulated earnings (deficit)	24,714	(6,210)
Total inVentiv Health Inc. stockholders’ equity	412,086	367,514
Noncontrolling interest	(247)	130
Total equity	411,839	367,644
Total liabilities and equity	$969,132	$973,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended		For the Nine-Months Ended
	September 30,		September 30,
	2009	2008 (Revised)	2009	2008 (Revised)
Net revenues	$232,765	$243,383	$689,247	$703,964
Reimbursed out-of-pocket expenses	37,701	45,790	107,911	132,572
Total revenues	270,466	289,173	797,158	836,536

Operating expenses:
Cost of services	145,459	153,427	438,342	441,001
Reimbursable out-of-pocket expenses	38,864	48,649	109,433	139,083
Selling, general and administrative expenses	61,588	59,498	180,659	180,983
Total operating expenses	245,911	261,574	728,434	761,067

Operating income	24,555	27,599	68,724	75,469
Interest expense	(5,775)	(6,443)	(17,322)	(19,134)
Interest income	15	438	130	1,684
Income from continuing operations before income tax provision and loss from equity investments	18,795	21,594	51,532	58,019
Income tax provision	(6,863)	(8,125)	(20,403)	(22,518)
Income from continuing operations before loss from equity investments	11,932	13,469	31,129	35,501
Loss from equity investments	(73)	(13)	(65)	(47)
Income from continuing operations	11,859	13,456	31,064	35,454

Income from discontinued operations:
(Losses) gains on disposals of discontinued operations, net of taxes	--	(3)	--	104
(Loss) income from discontinued operations	--	(3)	--	104

Net income	11,859	13,453	31,064	35,558
Less: Net income attributable to the noncontrolling interest	(136)	(130)	(140)	(1,022)
Net Income attributable to inVentiv Health, Inc.	$11,723	$13,323	$30,924	$34,536

Earnings per share (see Note 7):
Continuing operations:
Basic	$0.35	$0.40	$0.92	$1.04
Diluted	$0.35	$0.40	$0.92	$1.03
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.00
Net income:
Basic	$0.35	$0.40	$0.92	$1.05
Diluted	$0.35	$0.40	$0.92	$1.03
Weighted average common shares outstanding:
Basic	33,583	33,215	33,469	32,969
Diluted	33,885	33,498	33,699	33,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Nine-months Ended
	September 30,
	2009	2008 (Revised)
Cash flows from operating activities:
Net income	$31,064	$35,558
Income from discontinued operations	--	(104)
Income from continuing operations	31,064	35,454
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	15,750	15,196
Amortization	9,344	11,302
Tradename writeoff	117	--
Loss from equity investments	67	47
Adjustment on derivative financial instrument	--	1,001
Deferred taxes	9,665	6,064
Adjustment on marketable securities	(1,986)	607
Stock compensation expense	7,863	8,321
Tax benefit from stock option exercises and vesting of restricted shares	1,008	3,131

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	8,907	14,564
Unbilled services	(11,112)	(15,227)
Prepaid expenses and other current assets	4,004	6,031
Accrued payroll, accounts payable and accrued expenses	(56)	(6,054)
Net tax liabilities	(10,773)	(8,145)
Client advances and unearned revenue	3,789	(3,228)
Excess tax benefits from stock based compensation	1,201	(360)
Landlord allowance	7,602	--
Other	2,248	2,833
Net cash provided by continuing operations	78,702	71,537
Net cash used in discontinued operations	(613)	(52)
Net cash provided by operating activities	78,089	71,485

Cash flows from investing activities:
Restricted cash balances and marketable securities	10,184	28,687
Investment in cash value of life insurance policies	(3,743)	(886)
Cash paid for acquisitions, net of cash acquired	(532)	(18,031)
Acquisition earn-out payments	(38,264)	(22,126)
Equity investments	29	42
Purchases of property and equipment	(22,132)	(13,506)
Proceeds from manufacturers rebates on leased vehicles	612	3,773
Net cash used in continuing operations	(53,846)	(22,047)
Net cash provided by discontinued operations	613	156
Net cash used in investing activities	(53,233)	(21,891)

Cash flows from financing activities:
Repayments on long-term debt	(2,569)	(2,475)
Borrowings under line of credit	(610)	--
Repayments on capital lease obligations	(9,857)	(11,499)
Withholding shares for taxes	(547)	(1,071)
Proceeds from exercise of stock options	855	2,372
Excess tax benefits from stock-based compensation	(1,201)	360
Distributions to noncontrolling interests in affiliated partnership	(517)	(807)
Net cash used in continuing operations	(14,446)	(13,120)
Net cash used in discontinued operations	--	--
Net cash used in financing activities	(14,446)	(13,120)

Effect of exchange rate changes	728	(567)

Net change in cash and equivalents	11,138	35,907
Cash and equivalents, beginning of period	90,463	50,973
Cash and equivalents, end of period	$101,601	$86,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,913	$17,727
Cash paid for income taxes	$21,383	$21,168
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$6,239	$20,139
Stock issuance related to acquisitions	$2,335	$18,921

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

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2009:

  inVentiv Clinical, which provides professional resourcing services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management. inVentiv Clinical consists of the Smith Hanley group of companies (which includes Smith Hanley Associates (“SHA”), Smith Hanley Consulting Group (“SHCG”) and MedFocus), HHI Clinical & Statistical Research Services (“HHI”), and Synergos;
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

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, the condensed consolidated income statements of the Company for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated cash flows for the nine-months ended September 30, 2009 and 2008.  Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the year ending December 31, 2009. Certain amounts presented for prior periods have been reclassified to conform to the current year presentation.  See Note 3 for the retrospective application of “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”), as codified in ASC 810 of the FASB Accounting Standards Codification (“the codification”, or “ASC”) relating to noncontrolling interests.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009.

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  Our continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes.  All significant intercompany transactions have been eliminated in consolidation.  In December 2007, the Company increased its investment interest from 44% to 85% in Liedler, a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.  The Company accounted for Liedler as an equity investment until the date of the acquisition of the additional interest, and then consolidated its results thereafter.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which is accounted for by using the equity method of accounting.

3.           Recently Issued Accounting Standards:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), an update to ASC 605, Revenue Recognition, which addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements,. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  SFAS 168 (ASC 105) establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with this third quarter Form 10Q.  The adoption of the codification did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810), which amends the consolidation guidance applicable to variable interest entities.  SFAS 167 (ASC 810) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in variable interest entities.  SFAS 167 (ASC 810) is effective for annual reporting periods after November 15, 2009.  The Company does not expect SFAS 167 (ASC 810) to have a material effect on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (ASC 860), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities.  SFAS 166 (ASC 860) is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect SFAS 166 (ASC 860) to have a material effect on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS 165, “Subsequent Events” (ASC 855), which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  SFAS 165 (ASC 855) is effective for interim and annual periods ending after June 15, 2009.  The implementation of SFAS 165 (ASC 855) did not have a material effect on the Company’s condensed consolidated financial statements.  The Company adopted SFAS 165 (ASC 855), effective June 30, 2009, as required, and has evaluated all subsequent events through November 6, 2009 (the date the Company’s financial statements are issued).

In April 2009, the FASB issued FSP FAS 157-4 (ASC 820), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 (ASC 820) also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 (ASC 820) are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP FAS 157-4 (ASC 820) did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825), which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 (ASC 825) are effective for the Company’s interim period ending on June 30, 2009. The implementation of FSP 107-1 and APB 28-1 (ASC 825) did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of FSP FAS 115-2 and FAS 124-2 (ASC 320) are effective for the Company’s interim period ending on June 30, 2009.  The implementation of FSP FAS 115-2 and FAS 124-2 (ASC 320) did not have a material effect on the Company’s condensed consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FSP FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (ASC 820) which amends FAS 157 to include guidance on how to determine the fair value of a financial asset in an inactive market and which is effective immediately on issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP FAS 157-3 (ASC 820) did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (ASC 815), which requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS 161 (ASC 815) is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS 161 (ASC 815), effective January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) (ASC 805), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141(R) (ASC 805) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) (ASC 805) is effective January 1, 2009, being applied prospectively for acquisitions after this date.  Since the Company has not had any acquisitions that are subject to the provisions of SFAS 141(R) (ASC 805), we continue to evaluate the impact of this standard on our condensed consolidated financial statements; however, this will be mainly dependent on the timing, nature and extent of our acquisitions consummated after January 1, 2009.  The Company adopted SFAS 141(R) (ASC 805), effective January 1, 2009, as required.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) (ASC 810), which addresses the accounting and reporting framework for minority interests by a parent company.  SFAS 160 (ASC 810) also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary.  The Company adopted the provisions of SFAS 160 (ASC 810), effective January 1, 2009, as required.  As a result of the adoption, the Company has reported noncontrolling interest (previously minority interest) as a component of equity in the Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Income Statements.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS 160 (ASC 810).

4.           Acquisitions:

Acquisitions are accounted for using purchase accounting, including SFAS No. 141 (ASC 805), Business Combinations, (“SFAS No. 141”) and the financial results of the acquired businesses are included in the Company’s financial statements from their acquisitions dates.  If a business is acquired subsequent to a reporting period, but prior to the issuance of the Company’s financial statements, it is disclosed in the notes to the consolidated financial statements.  Earnout payments from acquisitions are generally accrued at the end of an earnout period in conjunction with the preparation of the Company’s quarterly financial statements when the acquired company’s results are reviewed, as more fully described below.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Pro forma financial information was not required to be disclosed under the Securities and Exchange Commission’s Regulation S-X for the 2007 and 2008 acquisitions noted below because none of the specific thresholds were met as they were not material to the consolidated operations of the Company at the time of acquisition. No acquisitions were consummated in 2009.

The following acquisitions were consummated during 2008:

PLS – In December 2008, the Company completed the acquisition of the net assets of PLS for approximately $7.2 million in cash, including certain post-closing adjustments and direct acquisition costs.  There are no earnout provisions related to this acquisition.  PLS is headquartered in New Jersey and provides non-personal promotion services.  PLS’ financial results have been reflected in the inVentiv Commercial segment since the date of its acquisition.

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

5.           Restricted Cash and Marketable Securities:

As of September 30, 2009 and December 31, 2008, there was approximately $1.4 million and $1.3 million of restricted cash, of which $0.4 million collateralizes outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are now reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances. Cash held in such segregated bank accounts totaled approximately $0.1 million at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, the Company had $2.2 million and $10.0 million, respectively, invested in the Columbia Strategic Cash Portfolio (“CSCP”).  Based on an update provided by CSCP for September 30, 2009, the Company expects to receive the remaining balance over the next twelve months.  Accordingly, the Company’s recorded balances in the CSCP of $2.2 million and $6.3 million, respectively, are classified as restricted cash and marketable securities on the September 30, 2009 and December 31, 2008 condensed consolidated balance sheets.  During the periods ended September 30, 2009 and December 31, 2008, the Company recorded realized gain of $0.3 million and impairment of $2.6 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Subsequent to September 30, 2009, the value of the CSCP may materially change depending on market conditions.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated, and will continue to fluctuate, based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and is anticipated to continue through 2010.  Future impairment charges may result depending on market conditions until the fund is fully liquidated. The $3.1 million net loss ($3.4 million cumulative impairment charge offset by $0.3 million realized gain) from inception through September 30, 2009 does not have a material impact on the company's liquidity or financial flexibility.

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

6.           Employee Stock Compensation:

The Company follows SFAS No. 123 (ASC 718) (“SFAS 123R”), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Stock-based compensation expense was $2.8 million, of which $0.5 million was recorded in cost of services and $2.3 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended September 30, 2009 and $2.6 million, of which $0.6 million was recorded in cost of services and $2.0 million recorded as SG&A for the three months ended September 30, 2008. For the nine-months ended September 30, 2009, stock-based compensation expense was $7.9 million, of which $1.3 million was recorded in cost of services and $6.6 million recorded as SG&A; for the nine-months ended September 30, 2008, stock-based compensation expense was $8.3 million, of which $1.9 million was recorded in cost of services and $6.4 million was recorded as SG&A.

Stock-based compensation expense caused income before income tax provision and loss from equity investments to decrease by $2.8 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively, caused net income to decrease by $1.5 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and caused basic and diluted earnings per share to decrease by $0.05 per share for the three months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009 and September 30, 2008 the stock-based compensation expense caused income before income tax provision and loss from equity investments to decrease by $7.9 million and $8.3 million, respectively, caused net income to decrease by $4.6 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively, and caused basic and diluted earnings per share to decrease by $0.14 per share and $0.15 per share for the nine months ended September 30, 2009 and 2008, respectively.

Cash provided by financing activities decreased by $1.2 million and increased by $0.4 million for the nine-months ended September 30, 2009 and 2008, respectively, related to excess tax benefits from the exercise of stock-based awards.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life of option	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs	5.5-6 yrs
Risk-free interest rate	2.38%	--(1)	1.39%	3.06%
Expected volatility	50%	40%	47%	37%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the third quarter of 2008, no options were granted by the Company, hence, the interest rate was not applicable.

The Company analyzed historical trends in expected volatility and expected life of stock options on a quarterly basis; during 2009 and 2008 the volatility ranged between 37%-50%.  As of January 1, 2008, the Company adopted SAB 110 revision to SAB topic 14 (ASC 718) for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported under SAB 107 (ASC 718).  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of SFAS 123R (ASC 718), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  The forfeiture rates utilized for the nine months ended 2009 and 2008 were 5.35% and 6.92%, respectively.

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

The following table summarizes activity under the Company’s Equity Incentive Plans for the nine months ended September 30, 2009 (in thousands, except per share amounts):
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,499	$22.18
Granted and assumed	510	$10.98
Exercised	(112)	$7.64
Forfeited/expired/cancelled	(33)	$20.76
Outstanding at September 30, 2009	1,864	$20.01	7.01	$4,327

Vested and expected to vest at September 30, 2009	1,801	$20.14	6.94	$4,057

Options exercisable at September 30, 2009	981	$20.55	5.63	$1,397

The weighted-average grant-date fair value of stock options granted during the three-months ended September 30, 2009 was $8.12 per share.  There were no stock options granted during the three months ended September 30, 2008.  The weighted-average grant-date fair value of stock options granted during the nine-months ended September 30, 2009 and 2008 was $5.05 per share and $12.83 per share, respectively.   The total intrinsic value of options exercised during the three-months ended September 30, 2009 and 2008 was negligible and $0.2 million, respectively, and was $0.9 million and $2.4 million during the nine-months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and December 31, 2008, there was approximately $4.8 million and $4.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.7 years and 2.5 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements were both negligible for the three months ended September 30, 2009 and 2008, respectively, and totaled $0.2 million and $1.0 million for the nine-months ended September 30, 2009 and 2008, respectively.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$10.30	110,300	$6.35	3.73	110,300	$6.35
$10.82	To	$10.82	494,746	$10.82	9.29	--	--
$10.86	To	$15.48	25,744	$14.06	4.74	25,744	$14.06
$15.96	To	$15.96	237,500	$15.96	4.98	237,500	$15.96
$16.32	To	$17.75	192,341	$17.18	5.13	177,341	$17.26
$18.20	To	$26.76	192,623	$24.95	5.97	146,186	$24.81
$26.77	To	$28.66	249,788	$27.30	7.26	152,447	$26.99
$30.64	To	$32.55	211,985	$32.17	7.93	57,222	$32.06
$35.01	To	$35.01	91,404	$35.01	7.31	45,709	$35.01
$37.21	To	$37.21	57,914	$37.21	7.75	28,958	$37.21
			1,864,345			981,407

A summary of the status and changes of the Company’s nonvested shares related to its Equity Incentive Plans as of and during the nine months ended September 30, 2009 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	667	$30.30
Granted	641	$11.03
Released	(181)	$29.58
Forfeited	(40)	$22.21
Nonvested at September 30, 2009	1,087	$19.35

As of September 30, 2009 and December 31, 2008, there was approximately $13.4 million and $12.6 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.7 years and 2.5 years, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2009 was $0.2 million and $2.0 million, respectively.  During the three and nine-months ended September 30, 2008 the amounts were $0.1 million and $5.5 million, respectively.

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

A summary of the computation of basic and diluted earnings per share from continuing operations is as follows:

	Three-Months Ended September 30,		Nine-months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health, Inc.	$11,723	$13,326	$30,924	$34,432
Weighted average number of common shares outstanding	33,583	33,215	33,469	32,969
Basic EPS from continuing operations attributable to inVentiv Health, Inc.	$0.35	$0.40	$0.92	$1.04

Diluted EPS from Continuing Operations Computation
Income from continuing operations attributable to inVentiv Health, Inc.	$11,723	$13,326	$30,924	$34,432

Weighted average number of common shares outstanding	33,583	33,215	33,469	32,969
Stock options (1)	59	229	54	293
Restricted stock awards (2)	243	54	176	167
Total diluted common shares outstanding	33,885	33,498	33,699	33,429

Diluted EPS from continuing operations attributable to inVentiv Health, Inc.	$0.35	$0.40	$0.92	$1.03

(1)   For the three-months and nine-months ended September 30, 2009, 324,421 shares and 322,220 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2008, 798,133 shares and 566,365 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and nine-months ended September 30, 2009, 1,233,295 shares and 1,728,196 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and nine months ended September 30, 2008, 489,774 and 48,303 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the nine-months ended September 30, 2009 and 2008, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across our inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2008	$56,944	$190,958	$45,773	$90,039	--	$383,714
Goodwill acquired during the year	--	--	1,561	5,202	--	6,763
Goodwill through contingent consideration(1)	32	31,127	--	12,153	--	43,312
Goodwill allocation (2)	--	(6,674)	--	--	--	(6,674)
Other adjustments	186	863(4)	--	--	--	1,049
Impairment losses(3)	(41,344)	(112,667)	--	(58,627)	--	(212,638)
Balance as of December 31, 2008	$15,818	$103,607	$47,334	$48,767	--	$215,526
Goodwill through contingent consideration(1)	--	88	--	--	--	88
Goodwill allocation(5)	--	--	60	--	--	60
Balance as of September 30, 2009	$15,818	$103,695	$47,394	$48,767	--	$215,674

       (1)   The contingent consideration represents adjustments relating to the finalization of the earnouts for the twelve months ended December 31 each year and March 31 for 2008.
       (2)   The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the final valuation, completed during 2008, for the Liedler acquisition, which was acquired on December 28, 2007.  Under SFAS 141 (ASC 805), if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As discussed in Part 2, Item 8 of our Annual Report on Form 10-K, since Liedler was acquired on December 28, 2007, the valuation was not completed by the time the 2007 10-K was filed.
       (3)   These amounts relate to the respective reporting unit noncash impairment charges of goodwill as a result of the interim impairment tests the Company performed at December 31, 2008.  The fair value of each reporting unit was estimated using the expected present value of future cash flows.
       (4)   This amount relates to a tax adjustment on the Chamberlain acquisition accounted for under EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination (ASC 805).
       (5)   The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the PLS acquisition.  Identifiable intangible assets were allocated at December 31, 2008, but were revised accordingly based on finalization of the valuation, as allowed under SFAS 141 (ASC 805).

Other intangible assets consist of the following:

	September 30, 2009			December 31, 2008
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$113,834	$(35,268)	$78,566	$113,896	$(27,177)	$86,719
Technology	14,168	(5,082)	9,086	14,168	(4,497)	9,671
Noncompete agreement	1,506	(1,073)	433	1,506	(911)	595
Tradenames subject to amortization	2,159	(1,076)	1,083	2,275	(790)	1,485
Other	1,234	(903)	331	1,232	(683)	549
Total definite-life intangibles	132,901	(43,402)	89,499	133,077	(34,058)	99,019
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$260,391	$(43,402)	$216,989	$260,567	$(34,058)	$226,509

       (1)   These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames conducted in June of every year and the interim impairment test performed at December 31, 2008.
       (2)   The decrease in total  other intangibles is related to the allocation of goodwill and identifiable intangible assets for the PLS acquisition, as described above and the writeoff of the Strategyx name, as described below.

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

Amortization expense, based on intangibles subject to amortization held at September 30, 2009, is expected to be $3.1 million for the remainder of 2009, $11.9 million in 2010, $11.6 million in 2011, $11.5 million in 2012, $10.2 million in 2013, $9.8 million in 2014 and $31.4 million thereafter.

The balances recorded on the Company’s Condensed Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of SFAS 142 (ASC 350), Goodwill and Other Intangible Assets and SFAS 144 (ASC 360), Accounting for the Impairment of or Disposal of Long-Lived Assets.  In accordance with SFAS 142 (ASC 350), the Company uses the two-step process for periods in which impairment testing is performed.  The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

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

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2009, as noted above, for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2009.  The Company has determined that there are no factors present that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts and therefore the Company believes that no impairment exists as of September 30, 2009.

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

10.           Fair Value Measurement

As discussed in Note 3, the Company adopted SFAS 157 (ASC 820) on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of SFAS 157 (ASC 820) was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

SFAS 157 (ASC 820) includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

  Level 1-Inputs are quoted prices in active markets for identical assets or liabilities.
  Level 2-Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.
  Level 3-Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$2,228	--	--	$2,228
Deferred Compensation Plan Assets	9,873	--	9,873	--
TOTAL ASSETS	$12,101	--	$9,873	$2,228

LIABILITIES
Deferred Compensation Plan Liabilities	$9,783	--	$9,783	--
Derivative Liabilities	26,850	--	--	26,850
TOTAL LIABILITIES	$36,633	--	$9,783	$26,850

As a result of market conditions related to the interest rate environment, the Company updated its valuation of its five-year interest rate derivative as of September 30, 2009, resulting in a credit value adjustment of $2.3 million to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 13).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

As a result of the decrease in available investment prices from September 30, 2008 to December 31, 2008 due to market conditions, the Company changed its classification of marketable securities from a Level 2 input to a Level 3 input.    The Company incurred a $2.6 million impairment charge during 2008, of which $2.0 million was in the fourth quarter of 2008 and primarily related to the lack of liquidity and resulting distressed values of investments in the marketplace.  These factors resulted in a significant percentage of the securities within CSCP that required unobservable inputs, which was not materially present through September 30, 2008.  These significant inputs included interest rate curves, credit curves and creditworthiness of the counterparty.  The classification and significant unobservable inputs remained consistent for the period ended September 30, 2009.   There were no changes to the presentation of the CSCP in the condensed consolidated financial statements as a result of the Level 2 input to Level 3 input change.

The following is a rollforward of the Level 3 assets and liabilities through September 30, 2009:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	CSCP
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	312
Included in other comprehensive income	142
Purchases, issuances and settlements	(8,225)
Transfers in and/or out of Level 3	--
Balance at September 30, 2009	$2,228

LIABILITIES	Derivative
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(2,490)
Deferred tax impact of other comprehensive income	(1,443)
Transfers in and/or out of Level 3	--
Balance at September 30, 2009	$26,850

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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.  The Company’s leverage ratio was 2.5 to 1.0 as of September 30, 2009, which is in compliance with the financial covenant.

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of September 30, 2009 and December 31, 2008 was 0.28% and 1.43%, respectively.  As disclosed in Note 13, the Company has a derivative financial instrument, currently with a notional amount of $323 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of EITF Issue No. 98-14 (ASC 470), Debtor’s Accounting for the Changes in Line-of-Credit or Revolving-Debt Arrangements (EITF 98-14), and its term loan under the provisions of EITF Issue No. 96-19 (ASC 470), Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in EITF 98-14 (ASC 470).  In connection with an amendment of our existing $164 million term loan, under the terms of EITF 96-19 (ASC 470), bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs were approximately $3.5 million and $3.9 million and are included in Deposits and Other Assets on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by SFAS No. 13 (ASC 840), Accounting for Leases. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $6.9 million (including rebates of $0.6 million) and $23.9 million (including rebates of $3.8 million) during the nine-months ended September 30, 2009 and 2008, respectively.  The Company also incurred net disposals of $8.6 million and $10.4 million during the nine-months ended September 30, 2009 and 2008, respectively.

13.        Derivative Financial Instrument:

SFAS No. 133 (ASC 815) “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses.  We record the fair market value of our derivatives as other assets and other liabilities within our consolidated balance sheet.  Derivatives that are not part of hedge relationships are recorded at fair market value on our Consolidated Balance Sheet with the offsetting adjustment to interest expense on our Consolidated Income Statement.  For hedge relationships designated as cash flow hedges under SFAS 133 (ASC 815), changes in fair value of the effective portion of a designated cash flow hedge are recorded to other comprehensive income or loss; the ineffective portion is recorded to interest expense in our consolidated income statement.

We enter into interest rate swaps to manage interest rate risk associated with variable rate debt.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 (ASC 815) to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $26.9 million and $30.8 million as of September 30, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2009, and accordingly, $3.9 million ($2.5 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $2.3 million credit value adjustment as discussed in Note 10.  The amount of loss reclassified from accumulated other comprehensive income into interest expense for the three months and nine months ended September 30, 2009 was approximately $3.5 million and $9.3 million, respectively.

Based on current assumptions regarding the interest rate environment and other market conditions at September 30, 2009, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $14.0 million.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   All pending matters are of a kind routinely experienced in our business and are consistent with our historical experience.  In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of September 30, 2009 are likely to have a material adverse effect on inVentiv.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $9.8 million and $6.8 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at September 30, 2009 and December 31, 2008 was approximately $8.8 million and $5.1 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $1.1 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

16.           Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of FASB 109 (ASC 740).  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities.  Deferred tax assets are also recognized for tax net operating loss carry forwards.  These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized.  Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

        Income tax provision includes U.S. federal, state, local and foreign income taxes and is based on pre-tax income or loss.  The interim period provision for income taxes is based upon the Company’s estimate of its annual effective income tax rate.  In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carry forwards.

      The Company assesses uncertain tax positions in accordance with income tax accounting standards.  Under this method, income tax benefits should be recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed.  If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

The effective tax rate for the nine-month period ended September 30, 2009 was 39.8%.  The rate included a tax benefit due to the expiration of the statute of limitations related to pre-acquisition liabilities of $1.7 million that were recognized in accordance with FASB Statement No. 141(R) (ASC 805) which was adopted as of January 1, 2009, utilization of state net operating losses of $0.3 million, and a tax detriment of $0.2 million relating to federal tax true-up items.  The effective tax rate for the nine-month period ended September 30, 2008 was 39.6%.  The rate included a tax benefit relating to state taxes settled of approximately $0.3 million, a tax detriment relating to interest on unrecognized tax benefits of approximately $0.1 million, $0.4 million of tax benefits relating to federal tax true-up items and $0.1 million of tax benefit relating to utilization of certain foreign net operating losses.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

As of September 30, 2009 and December 31, 2008 the Company had unrecognized tax benefits of $4.2 million and $5.3 million, respectively.  After consideration of the adoption of FASB Statement No. 141 (R) (ASC 805) at January 1, 2009, positions totaling $3.4 million are included in this amount that, if recognized, would affect the effective tax rate. As of December 31, 2008, positions totaling $0.9 million are included in this amount that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of September 30, 2009 and December 31, 2008 was $2.2 million and $2.6 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2004.

        Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $2.5 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Stockholders’ Equity

The following table describes the 2009 activity in the Company’s Stockholders’ Equity accounts for the nine-months ended September 30, 2009:

	inVentiv Health Inc Shareholders
(in thousands, except share amounts)	Common Stock	Additional Paid-In Capital	Accumulated (deficit) earnings	Comprehensive Income	Accumulated Other Comprehensive Losses (1)	Noncontrolling Interest	Total
Balance at December 31, 2008	33	$394,560	($6,210)	--	$(20,869)	$130	$367,644
Net income			30,924	30,924		140	31,064
Net change in effective portion of derivative, net of taxes				2,490	2,490		2,490
Unrealized gain on marketable securities				118	118		118
Foreign currency translation Adjustment				1,105	1,105		1,105
				34,637
Restricted stock expense	1	5,432					5,433
Withholding shares for taxes		(547)					(547)
Tax expense from exercise of employee stock options and vesting of restricted stock		(1,201)					(1,201)
Proceeds from exercise of stock Options		855					855
Stock option expense		2,431					2,431
Issuance of shares in connection with Acquisitions		2,335					2,335
Distributions						(517)	(517)
Other		629					629
Balance at September 30, 2009	34	$404,494	$24,714		$(17,156)	$(247)	$411,839

(1) As of September 30, 2009 Accumulated Other Comprehensive Losses consists of a $1.5 million loss on currency translation fluctuations in our foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, German and Canadian subsidiaries, and equity investments and noncontrolling interests in our foreign business units as well as other comprehensive losses of approximately $15.8 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

18.           Related Parties:

Several inVentiv business units provided services to Cardinal Health, Inc. (“Cardinal”) during 2009.  Revenues generated for services provided to Cardinal totaled approximately $0.8 million and $0.5 million for the periods ended September 30, 2009 and December 31, 2008, respectively.  Robert Walter, who is the father of R. Blane Walter, our CEO, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007 and 2008.  R. Blane Walter and his immediate family members and related trusts own less than 5% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

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

inVentiv Communications’ leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.  During the three and nine-months ended September 30, 2009, the Company paid $0.4 million and $1.3 million, respectively, in rent to Lexington MLP Westerville L.P.

See Part II, Item 5 for a description of a separation agreement entered into with one of our executive officers subsequent to September 30, 2009.

19.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  The following represents the Company’s reportable segments as of September 30, 2009:

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
  Other, which encompasses the activities of the corporate management group.

Three-months ended September 30, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$53,804	$78,362	$108,223	$34,187	--	$274,576
Less: Intersegment revenues	(31)	(729)	(3,265)	(85)	--	(4,110)
Reported Revenues	$53,773	$77,633	$104,958	$34,102	--	$270,466
Depreciation and amortization	963	2,638	3,806	1,084	9	8,500
Interest expense	--	14	77	1	5,683	5,775
Interest income	--	--	--	--	15	15
Segment income (loss) (1)	$2,016	$12,335	$10,329	$7,236	$(13,121)	18,795

Three-months ended September 30, 2008 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$55,954	$84,538	$121,388	$31,824	$--	$293,704
Less: Intersegment revenues	--	(443)	(4,088)	--	--	(4,531)
Reported Revenues	$55,954	$84,095	$117,300	$31,824	$--	$289,173
Depreciation and amortization	591	2,508	4,991	1,490	9	$9,589
Interest expense	--	45	358	1	6,039	6,443
Interest income	15	146	--	8	269	438
Segment income (loss) (1)	$4,166	$9,382	$11,268	$6,801	$(10,023)	$21,594

Nine-months ended September 30, 2009 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$158,381	$225,350	$324,157	$101,431	--	$809,319
Less: Intersegment revenues	(135)	(1,569)	(10,244)	(213)	--	(12,161)
Reported Revenues	$158,246	$223,781	$313,913	$101,218	--	$797,158
Depreciation and amortization	2,333	7,708	11,701	3,322	30	25,094
Interest expense	--	56	272	4	16,990	17,322
Interest income	1	23	9	2	95	130
Segment income (loss) (1)	$6,918	$32,472	$28,442	$20,994	$(37,294)	$51,532

Nine-months ended September 30, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$162,592	$269,093	$328,535	$91,467	$--	$851,687
Less: Intersegment revenues	(169)	(1,024)	(13,958)	--	--	(15,151)
Reported Revenues	$162,423	$268,069	$314,577	$91,467	$--	$836,536
Depreciation and amortization	1,690	7,579	13,111	4,086	32	26,498
Interest expense	--	96	1,083	2	17,953	19,134
Interest income	82	492	--	32	1,078	1,684
Segment income (loss) (1)	$12,072	$32,869	$27,789	$16,518	$(31,229)	$58,019

(1) Income from continuing operations before income tax provision, and loss from equity investments

(in thousands)	September 30, 2009	December 31, 2008
Total Assets:
inVentiv Clinical	$111,057	$97,162
inVentiv Communications	372,888	377,123
inVentiv Commercial	184,352	205,910
inVentiv Patient Outcomes	137,228	134,355
Other	163,607	158,566
Total assets	$969,132	$973,116

ITEM 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included herein and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, “we”, “us” or “our”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. We support a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, we provide medical cost containment services to payors in our patient outcomes business.  Our goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

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
  inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics and inVentiv Selling Solutions.  inVentiv Selling Solutions includes Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and
  inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute, AWAC and Patient Marketing Group, LLC. (“PMG”) (acquired in August 2008).
Material Trends Affecting our Business

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

Our business has also been affected by the difficult financing environment that is currently faced by biotechnology clients, particularly those that do not yet have any products approved for commercialization.  The financing challenges in the biotechnology market and the resulting impact on the liquidity of individual biotechnology companies affect the number of projects our clients in this segment can initiate, the amount available to be budgeted for the services we provide and may impact the quality of receivables generated in terms of both aging and ultimate collectability.

In 2009, our medical insurance claims experience has increased, mainly due to higher occurrences of individually large medical and prescription drug claims.  Since we are self-insured to a significant degree, continuance of these trends could result in a material adverse impact on our financial condition and results of operations.  During the nine months ended September 30, 2009 and 2008, the Company incurred approximately $22.5 million and $17.8 million in medical costs, respectively.

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

A potential offsetting and longer-term positive trend for us is that our clients appear to be adopting clear strategies to outsource more of their pharmaceutical marketing expenditures with select, sophisticated providers who are capable of delivering lower cost and more flexible solutions consistent with the service capabilities that inVentiv offers.  Our approach to creating integrated, multi-service offerings is a significant area of opportunity in the future.

In addition, the pharmaceutical industry is increasingly investing in commercialization solutions that drive patient adherence and loyalty to branded prescription products, and improve health outcomes.  We believe that our Patient Outcomes division is a market leader in terms of expertise and a breadth of patient-centric services and is well positioned to benefit from this market development.

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

Although delays in FDA approvals have negatively impacted the pharmaceutical industry, and indirectly inVentiv, the new product pipeline in the industry remains strong, with many late-stage products awaiting FDA approval.  Even if the FDA approval rate does not improve, we believe that the number of products awaiting approval, and the requirement for pharmaceutical manufacturers to support these products as they reach commercialization, represents an opportunity over the medium to longer-term for inVentiv to capture increasing levels of outsourced services engagements. As a result of our deep and long-standing relationships with our clients, we believe that we are well positioned to capture these opportunities.

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

Our acquisitions are accounted for using purchase accounting and the financial results of the acquired businesses are included in our consolidated financial statements from their acquisitions dates.  A prior year period that ended before an acquisition was completed, however, will not include the corresponding financial results of the acquired business.  No new acquisitions were consummated during the first three quarters of 2009 and, accordingly, our financial results do not reflect any revenues from acquisitions completed during the first three quarters of 2009.

During 2009, we established inVentiv Selling Solutions sales teams within Japan. We believe the potential opportunity in Japan is significant based on the total number of Japanese representatives, labor laws that are favorable for outsourcing, the competitive landscape, and a significant number of drugs that are expected to enter the Japanese market in the coming years.

Earnout Obligations Related to Completed Acquisitions

The terms of most of our completed acquisitions include the opportunity for the sellers to receive contingent earnout consideration based on the performance of the acquired businesses.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Earnout obligations under certain of our acquisitions have not yet been completed.  All of our acquisitions were consummated prior to January 1, 2009 and fall under the guidance of SFAS 141 (ASC 805).  As such, we accrue the earnout obligations at the end of an earnout period when the contingency is resolved and additional consideration is distributable for these acquisitions.  These earnout obligations have been, and may be, material in amount and represent a significant use of cash for the periods in which they are earned or paid.  Based on the performance of the applicable business units to date and our projections of the financial performance of such business units for the remainder of the applicable earnout periods, we project that our use of cash and equity in satisfaction of earnout obligations during 2009 and payable in 2010 may be between $30 million and $40 million.  Such payout amounts are subject to variability and could vary significantly based on the actual performance of the acquired businesses.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership	Options to Acquire Equity Interest
inVentiv Communications	United Kingdom	100%	n/a
	France	100%	n/a
	Canada	100%	n/a
	Germany (Liedler)	85%	inVentiv has the option to acquire the remaining 15% equity interest
	Italy	37.5%	None
	Germany (Haas and Health)	19.9%
inVentiv may acquire an additional 60.1% within 90 days following calendar year 2010, and the remaining 20% for a period of 90 days following the third anniversary of the acquisition of the 60.1% equity interest

	Sweden	15%	None
inVentiv Clinical	Mexico	100%	n/a
	Brazil	100%	n/a
	India	100%	Sciformix Corp. has option to acquire 20% of joint venture entity through January 2010
inVentiv Commercial	Japan	100%	n/a
	Canada	100%	n/a
	Puerto Rico	100%	n/a

Foreign operations are accounted for using the functional currency of the country where the business is located, translated to US dollars in the inVentiv Health, Inc. consolidated financial statements.  These investments are accounted for using various methods depending on ownership percent and control. For investments below the 20% threshold where inVentiv does not have significant influence, these are maintained on the cost method.  For investment ownership that is between 20% and 50%, or in cases where a lower ownership percentage is owned but where we exercise significant influence, we use the equity method of accounting. For investments where we own greater than 50% and exercise significant influence over the entities, financial results are consolidated in our financial statements. Although the financial results of our international operations are immaterial to the financial statements as a whole, their existence is an important component of our continued global approach and marketing strategy with our clients.

Critical Accounting Policies

The Company’s critical accounting policies are set forth in its Annual Report on Form 10-K for the year ended December 31, 2008.  There has been no material change, update or revision to the Company’s critical accounting policies.

Three-Months Ended September 30, 2009 Compared to Three-Months Ended September 30, 2008

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended September 30,
	2009		2008
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$53,773	19.9%	$55,954	19.3%
inVentiv Communications	77,633	28.7%	84,095	29.1%
inVentiv Commercial	104,958	38.8%	117,300	40.6%
inVentiv Patient Outcomes	34,102	12.6%	31,824	11.0%
Total revenues	270,466	100.0%	289,173	100.0%

Cost of services (1) (2):
inVentiv Clinical	39,284	73.1%	38,083	68.1%
inVentiv Communications	42,282	54.5%	50,267	59.8%
inVentiv Commercial	83,247	79.3%	95,553	81.5%
inVentiv Patient Outcomes	19,510	57.2%	18,173	57.1%
Total cost of services	184,323	68.2%	202,076	69.9%

Selling, general and administrative expenses(1)
inVentiv Clinical	12,473	23.2%	13,719	24.5%
inVentiv Communications	22,994	29.6%	24,547	29.2%
inVentiv Commercial	11,304	10.8%	10,122	8.6%
inVentiv Patient Outcomes	7,355	21.6%	6,857	21.6%
Other	7,462	--	4,253	--
Total selling, general and administrative expenses	61,588	22.8%	59,498	20.6%

Total operating income	24,555	9.0%	27,599	9.5%
Interest expense	(5,775)	(2.1)%	(6,443)	(2.2)%
Interest income	15	--	438	0.2%
Income from continuing operations before income tax provision and loss from equity investments	18,795	6.9%	21,594	7.5%
Income tax provision	(6,863)	(2.5)%	(8,125)	(2.8)%
Income from continuing operations before loss from equity investments	11,932	4.4%	13,469	4.7%
Loss from equity investments	(73)	--	(13)	--
Income from continuing operations	11,859	4.4%	13,456	4.7%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	(3)	--
Income from discontinued operations	--	--	(3)	--

Net income	11,859	4.4%	13,453	4.7%
Less: Net income attributable to the noncontrolling interest	(136)	(0.1%)	(130)	(0.1%)
Net income attributable to inVentiv Health Inc.	$11,723	4.3%	$13,323	4.6%

Earnings per share:
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.35		$0.40
Diluted	$0.35		$0.40
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00		$0.00
Diluted	$0.00		$0.00
Net earnings attributable to inVentiv Health Inc.:
Basic	$0.35		$0.40
Diluted	$0.35		$0.40

    (1)  Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.
    (2) Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues decreased by approximately $19 million, or 7%, to $270 million during the three months ended September 30, 2009, from $289 million during the three months ended September 30, 2008.  Net revenues decreased by approximately $10 million, or 4%, to $233 million during the three months ended September 30, 2009, from $243 million in the three months ended September 30, 2008.

inVentiv Clinical’s revenues were $54 million during the third quarter of 2009, a decrease of $2 million compared to the  third quarter of 2008.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the third quarter of 2009.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.

inVentiv Communications’ revenues were $78 million during the third quarter of 2009, a decrease of $6 million, or 7%, from the third quarter of 2008.  inVentiv Communications’ revenues accounted for 29% of total inVentiv revenues during the third quarter of 2009.  The main reason revenues were lower is due to lower pass-throughs.   Net client revenues increased by 2%, primarily from our interactive communications business.

inVentiv Commercial’s revenues were $105 million during the third quarter of 2009, a decrease of 10% from the third quarter of 2008.  inVentiv Commercial revenues accounted for 39% of total inVentiv revenues for the third quarter of 2009.  The decrease was largely driven by delays in decision making by our clients and proposals that did not materialize into new contracts, and was offset by the launch of our Japan sales teams.  Less significantly, the acquisition of PLS contributed $3 million of revenues during the third quarter of 2009.

inVentiv Patient Outcomes’ revenues were $34 million during the third quarter of 2009, up $2 million from the third quarter of 2008.  Revenues from acquisition growth represented 79% of the increase, with the remainder due to organic growth from our patient services programs.

Cost of Services: Cost of services decreased by approximately $18 million or 9%, to $184 million during the third quarter of 2009 from $202 million in the third quarter of 2008.  Most of this variance is due to the decrease in revenues, as  described above.  Cost of services as a percentage of revenues was 68% and 70% during the third quarter of 2009 and 2008, respectively.

inVentiv Clinical’s cost of services increased by approximately 3%, to $39 million during the third quarter of 2009 from $38 million during the third quarter of 2008.  Cost of services as a percentage of revenues was 73% and 68% during the third quarter of 2009 and 2008, respectively.  The increased percentage was primarily due to an increase in our Resource teams’ headcounts and increased pass-through expenses.

inVentiv Communications’ cost of services decreased by 16% to $42 million during the third quarter of 2009 when compared to the third quarter of 2008.  Cost of services as a percentage of the segment’s revenues decreased from 60% during the third quarter of 2008 to 54% during the third quarter of 2009.  The decrease in cost of services and the related percentage was primarily due to the decrease in pass-through revenues, as described above.

Cost of services at inVentiv Commercial decreased by approximately $13 million, or 14%, to $83 million in the third quarter of 2008, mainly due to the decrease in revenues.  Cost of services was 79% of inVentiv Commercial’s revenues during the third quarter of 2009 and 82% of revenues during the third quarter of 2008.  This decreased percentage of cost of services is primarily due to lower fuel costs in 2009 compared to 2008 for our applicable contract sales representative agreements.

inVentiv Patient Outcomes cost of services increased by approximately $2 million, or 11%, to $20 million in the third quarter of 2009 from $18 million during the third quarter of 2008, mainly due to growth in revenues, as described above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $3 million, or 5%, to $62 million during the third quarter of 2009 from $59 million during the third quarter of 2008, mainly due to increase in medical claims and the inclusion of PMG and PLS, offset by cost reductions at Clinical and Communications, as more fully highlighted below.

SG&A expenses at inVentiv Clinical decreased by 14% from the third quarter of 2008 to the third quarter of 2009 due to lower commissions in our resourcing and permanent placement groups as a result of the lower revenue.

SG&A expenses at inVentiv Communications decreased $2 million to $23 million during the third quarter of 2009 due to lower compensation and professional fees.

SG&A expenses at inVentiv Commercial increased by approximately $1 million to $11 million during the third quarter of 2009 from $10 million during the third quarter of 2008.  The majority of this increase was due to the inclusion of PLS’ results and to costs related to moving facilities in July 2009.

SG&A expenses at inVentiv Patient Outcomes were consistent at $7 million during the third quarter of 2009 and 2008.

Other SG&A was approximately $7 million for the third quarter of 2009, an increase of $3 million from the third quarter of 2008, which was primarily due to unfavorable claims experience from our self-insured medical plan as well as an integration of certain divisional departments into a corporate function in 2009.

Interest Expense:   Interest expense was approximately $6 million during the third quarter of 2009 and the third quarter of 2008, mainly due to the consistent period interest on our Credit Agreement, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the third quarter of 2009 was 36.9%, versus an effective tax rate of 37.9% during the third quarter of 2008.

The rate for the third quarter of 2009 included a tax benefit due to the expiration of the statute of limitations related to pre-acquisition liabilities of $1.7 million that were recognized in accordance with FASB Statement No. 141(R) (ASC 805) which was adopted as of January 1, 2009 and a tax detriment of $0.2 million relating to federal tax true-up items.  The rate for the third quarter 2008 included approximately $0.5 million ($0.2 million after federal tax effect) of a tax benefit relating to true-up items and $0.2 million of tax benefit relating to the utilization of certain foreign net operating losses.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $1 million to $12 million during the third quarter of 2009 when compared to the third quarter of 2008.  Diluted earnings per share decreased to $0.35 per share during the third quarter of 2009 from $0.40 per share during the third quarter of 2008.  Overall EPS and net income decreased between quarters because of decreased business, offset by cost containment, as described above.

Nine-months Ended September 30, 2009 Compared to Nine-months Ended September 30, 2008

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Nine-months Ended September 30,
	2009		2008
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$158,246	19.9%	$162,423	19.4%
inVentiv Communications	223,781	28.1%	268,069	32.1%
inVentiv Commercial	313,913	39.3%	314,577	37.6%
inVentiv Patient Outcomes	101,218	12.7%	91,467	10.9%
Total revenues	$797,158	100.0%	$836,536	100.0%

Cost of services (1)(2):
inVentiv Clinical	116,285	73.5%	112,007	69.0%
inVentiv Communications	122,556	54.8%	159,628	59.6%
inVentiv Commercial	251,040	80.0%	253,146	80.5%
inVentiv Patient Outcomes	57,894	57.2%	55,303	60.5%
Total cost of services	547,775	68.7%	580,084	69.3%

Selling, general and administrative expenses
inVentiv Clinical	35,044	22.1%	38,427	23.7%
inVentiv Communications	68,719	30.7%	75,968	28.3%
inVentiv Commercial	34,170	10.9%	32,558	10.4%
inVentiv Patient Outcomes	22,328	22.1%	19,676	21.5%
Other	20,398	--	14,354	--
Total Selling, general and administrative expenses	180,659	22.7%	180,983	21.7%

Total operating income	68,724	8.6%	75,469	9.0%
Interest expense	(17,322)	(2.1)%	(19,134)	(2.3)%
Interest income	130	--	1,684	0.2%
Income from continuing operations before income tax provision, minority interest in income of subsidiary and loss from equity investments	51,532	6.5%	58,019	6.9%
Income tax provision	(20,403)	(2.6)%	(22,518)	(2.7)%
Income from continuing operations before loss from equity investments	31,129	3.9%	35,501	4.2%
Loss from equity investments	(65)	--	(47)	--
Income from continuing operations	31,064	3.9%	35,454	4.2%

Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	104	--
Income from discontinued operations	--	--	104	--

Net income	31,064	3.9%	35,558	4.2%
Less: Net income attributable to the noncontrolling interest	(140)	--	(1,022)	(0.1)%
Net income attributable to inVentiv Health Inc.	$30,924	3.9%	$34,536	4.1%

Earnings per share:
Continuing operations attributable to inVentiv Health Inc.:
Basic	$0.92		$1.04
Diluted	$0.92		$1.03
Discontinued operations attributable to inVentiv Health Inc.:
Basic	$0.00		$0.01
Diluted	$0.00		$0.00
Net earnings attributable to inVentiv Health Inc.:
Basic	$0.92		$1.05
Diluted	$0.92		$1.03

    (1) Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.
    (2) Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues decreased by approximately $40 million, or 5%, to $797 million during the nine-months ended September 30, 2009, from $837 million during the nine-months ended September 30, 2008.  Net revenues decreased by approximately $15 million, or 2%, to $689 million during the nine-months ended September 30, 2009, from $704 million during the nine-months ended September 30, 2008.

inVentiv Clinical’s revenues were $158 million during the nine months ended September 30, 2009, a decrease of $4 million compared to $162 million during the nine months ended September 30, 2008. inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the nine months ended September 30, 2009.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.

inVentiv Communications’ revenues were $224 million during the nine months ended September 30, 2009, a decrease of $44 million, or 16%, from the nine months ended September 30, 2008.  inVentiv Communications’ revenues accounted for 28% of total inVentiv revenues during the nine months ended September 30, 2009.  The majority of this decrease is due to lower pass-through revenues as a result of our clients focus on advertising services that are efficient in delivering the message to their customers.  The remaining decrease relates to a softening in the demand for our marketing services due to the current economic environment.

Revenues in our inVentiv Commercial segment were $314 million during the nine months ended September 30, 2009, a decrease of $1 million from the nine months ended September 30, 2008.    The decrease in revenues was due to delays in decision making by our clients and proposals that did not materialize into new contracts, which was offset by the launch of our Japan sales teams.. Finally, the acquisition of PLS contributed $10 million of revenues during 2009.

inVentiv Patient Outcomes’ revenues were $101 million during the nine months ended September 30, 2009, up $10 million from the nine months ended September 30, 2008.  Revenues from acquisition growth represented 94% of the increase, with the remainder due to organic growth from our patient services programs.

Cost of Services: Cost of services decreased by approximately $32 million or 6%, to $548 million for the nine months ended September 30, 2009 from $580 million in the nine months ended September 30, 2008. Cost of services as a percentage of revenues stayed consistent at 69% for the nine months ended September 30, 2009 and 2008.

inVentiv Clinical’s cost of services increased by approximately $4 million, or 4%, to $116 million during the nine months ended September 30, 2009 from $112 million during the nine months ended September 30, 2008.  Cost of services as a percentage of revenues was 73% and 69% during the nine months ended September 30, 2009 and 2008, respectively.  The increased percentage was primarily due to an increase in our Resource teams’ headcounts and increased pass-through expenses.

inVentiv Communications’ cost of services decreased by approximately $37 million, or 23%, to $123 million during the nine months ended September 30, 2009 from $160 million during the nine months ended September 30, 2008.  Cost of services as a percentage of the segment’s revenues decreased from 60% during the nine months ended September 30, 2008 to 55% during the nine months ended September 30, 2009.  The decrease in cost of services and the related percentage was primarily due to the decrease in pass-through revenues, as described above.

Cost of services at inVentiv Commercial decreased by approximately 1% during the nine months ended September 30, 2009 from the nine months ended September 30, 2008.  Cost of services, in comparison to revenues described above and at 80% of revenues, remained consistent during these respective periods.

inVentiv Patient Outcomes’ cost of services increased by approximately $3 million, or 5%, to $58 million during the nine months ended September 30, 2009 from $55 million during the nine months ended September 30, 2008. The increase was primarily due to the growth in revenue, as described above.

SG&A: SG&A expenses stayed consistent at $181 million for the nine months ended September 30, 2009 and 2008, respectively.  Unfavorable medical claims experience and the inclusion of PMG and PLS were offset by cost reductions at Clinical and Communications, as more fully highlighted below.

SG&A expenses at inVentiv Clinical decreased by approximately 8% for the nine months ended September 30, 2008 to the nine months ended September 30, 2009 due to lower commissions in our resourcing and permanent placement groups as a result of the lower revenue.

SG&A expenses at inVentiv Communications decreased $7 million to $69 million during the nine months ended September 30, 2009, primarily due to lower compensation, professional fees and travel and entertainment expenses.

SG&A expenses at inVentiv Commercial increased by approximately $1 million to $34 million during the nine months ended September 30, 2009 from the nine months ended September 30, 2008.  This increase was primarily due to the inclusion of PLS results and to costs related to moving facilities in July 2009.

SG&A expenses at inVentiv Patient Outcomes increased by $2 million to $22 million during the nine months ended September 30, 2009, mainly due to the acquisition of PMG.

Other SG&A increased by approximately 43% to $20 million from the nine months ended September 30, 2008 to the same period in 2009.  The increase was mainly related to unfavorable claims experience from our self-insured medical plan as well as an integration of certain divisional departments into a corporate function in 2009.

Interest Expense: Interest expense was approximately $17 million and $19 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.  This decrease was mainly due to the interest savings from a lower principal balance on our Credit Agreement, as more fully explained in Liquidity and Capital Resources, and lower capitalized interest on the fleet vehicles from our inVentiv Commercial segment.

Provision for Income Taxes: The effective tax rate for the nine-month period ended September 30, 2009 was 39.8%, versus an effective tax rate of 39.6% for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, the rate included a tax benefit due to the expiration of the statute of limitations related to pre-acquisition liabilities of $1.7 million that were recognized in accordance with FASB Statement No. 141(R) (ASC 805) which was adopted as of January 1, 2009, a tax benefit of $0.3 million relating to state net operating losses, a tax detriment of $0.2 million relating to permanent item and foreign tax credit true-ups.  For the nine months ended September 30, 2008, the rate included a tax benefit relating to state taxes settled of approximately $0.3 million ($0.2 million after federal tax effect), a tax detriment relating to interest on unrecognized tax benefits of approximately $0.1 million, $0.4 million of tax benefits relating to federal tax true-up items and $0.1 million of tax benefit relating to utilization of certain foreign net operating. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income decreased by approximately $4 million to $31 million during the nine months ended September 30, 2009 when compared to the same period in 2008.  Diluted earnings per share decreased to $0.92 per share during the nine months ended September 30, 2009 from $1.03 per share during the nine months ended September 30, 2008.  Overall EPS and net income decreased between the periods because of lower revenues and related operating income, and increased medical claims, as described above.

Liquidity and Capital Resources

At September 30, 2009, inVentiv had $102 million of unrestricted cash and equivalents, an increase of $12 million from December 31, 2008.

Cash provided by operations was $78 million during the nine-months ended September 30, 2009, while cash provided by operations was $71 million in the nine-months ended September 30, 2008.  This increase primarily resulted from landlord reimbursements from the relocation of our Corporate facility in New Jersey during the third quarter of 2009.

Cash used in investing activities was $53 million for the nine-months ended September 30, 2009 compared to $22 million used during the same period in 2008.  During the nine months ended September 30, 2009 and 2008, the Company paid approximately $39 million and $40 million of cash, respectively, relating to the PMG and PLS acquisitions, earnout contingency payments and post-closing adjustments from previous acquisitions.  During the nine months ended September 30, 2009 and 2008, the Company also received proceeds of $8 million and $28 million, respectively, from our investment in the Columbia Strategic Cash Portfolio (“CSCP”).  Finally, we acquired $22 million of property and equipment during the nine months ended September 30, 2009 versus $14 million during the nine months ended September 30, 2008.  The majority of the difference relates to acquiring new property and equipment for our Corporate facility in New Jersey, as noted above.

Cash used in financing activities was $14 million for the nine-months ended September 30, 2009, compared to $13 million for the nine-months ended September 30, 2008.  The difference primarily relates to the decrease in the Company’s stock price for these comparative periods, which has resulted in significantly less exercises of stock options as well as tax expense for the nine months ended September 30, 2009 as opposed to excess tax benefits for the nine months ended September 30, 2008 from stock-based compensation.

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
  The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The credit agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 through December 31, 2009 and 3.5 to 1.0 thereafter.  Our leverage ratio was 2.5 to 1.0 as of September 30, 2009, which is in compliance with the financial covenant.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At September 30, 2009, the Company had $323 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at September 30, 2009, a hypothetical increase or decrease of 10% of our variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of our original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, we employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under DIG Issue G7 (ASC 815) to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $26.9 million and $30.8 million as of September 30, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended September 30, 2009, and accordingly, $3.9 million ($2.5 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on our Condensed Consolidated Balance Sheet.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in SFAS 52 (ASC 830), Foreign Currency Translations.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At September 30, 2009, the accumulated other comprehensive losses related to foreign currency translations was approximately $1.5 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2008 except as set forth in Part II, Item 1A of our Form 10-Q for the three and six months ended June 30, 2009.

ITEM 5.  Other Information

On November 5, 2009, Terrell Herring, our President and Chief Operating Officer, entered into a separation agreement with us pursuant to which he will resign from his position effective December 30, 2009.  Under the terms of the separation agreement, Mr. Herring will receive a $750,000 payment in consideration for extending his non-competition covenant from one year to two years and providing us with transition services until May 1, 2010 in connection with client retention and business development matters.  Mr. Herring will not be entitled to any other post-termination payments or benefits whatsoever under the separation agreement or his existing employment agreement, and all vesting under his equity award agreements will terminate as of December 30, 2009.  Mr. Herring has agreed to remain on inVentiv's Board of Directors until our 2010 annual meeting of stockholders without compensation.

Mr. Herring joined inVentiv in November 1999 and has provided leadership to the organization in various roles, including as President and Chief Executive Officer, inVentiv Commercial from October 2005 until his promotion to President in September 2008.  He also has played a critical role in guiding the organization to become more integrated and operationally efficient. We believe that the services to be provided by Mr. Herring pursuant to the separation agreement, and his extended non-competition covenant, are of critical importance to inVentiv in maintaining our customer base and goodwill.

ITEM 6.  Exhibits

10.1	Separation Agreement dated as of November 5, 2009 between the registrant and Terrell Herring

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Date: November 6, 2009                                                                    By:        /s/David S. Bassin

David S. Bassin
Chief Financial Officer and Secretary
(Principal financial officer and principal accounting officer)