Form 10-K
period 2009-12-31
INVENTIV HEALTH INC
filed 2010-02-24
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2009

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
                                    (State or Other Jurisdiction No. of Incorporation or Organization)                                                                            (I.R.S. Employer Identification No.)

500 Atrium Drive; Somerset, New Jersey 08873
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]                                            Accelerated filer [X]                                           Non-accelerated filer [  ]                                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [_] No [X]

Based on the closing sale price on the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non affiliates of the registrant was approximately $420,479,952.  For the purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

As of February 18, 2010, there were 33,790,752 outstanding shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2009, are incorporated by reference into Part II of this report.  Certain portions of the Registrant's Definitive Proxy Statement to be filed with the Commission for use in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

The success of our business as a whole, and of our inVentiv Clinical, inVentiv Commercial and inVentiv Patient Outcomes segments in particular, is related significantly to the level of pharmaceutical spending and the portion of that spending which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  We believe that our business has been positively affected by a trend of large pharmaceutical manufacturers toward utilizing outsourcing arrangements as a means of controlling variable unit cost and increasing flexibility.  We also believe that the significant percentage of New Drug Application (“NDA”) and New Molecular Entity (“NME”) approvals attributable to small and mid-tier pharmaceutical and biotechnology companies presents an opportunity for companies providing outsourced services because these companies often prefer to employ high-quality, third party service providers (either directly or in co-promotion situations with pharmaceutical partners) to perform critical late-stage developmental and commercialization functions.  We therefore target a broad spectrum of companies within the pharmaceutical industry in seeking to develop business opportunities.  We are also engaged in a continuous process of expanding and refining our service offerings, and pursuing cross-servicing opportunities within and across our business segments, in order to respond more flexibly to the market and address broader revenue opportunities with existing and new clients.

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

Business Segments

We have organized our businesses into four operating segments:  inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes. Each of our operating segments is composed of multiple businesses that are referred to as “business units” throughout this report.  We apply aggregation criteria consistent with definitions under segment reporting guidance of the Financial Accounting Standards Board (“FASB”), which effective July 2009, created the Accounting Standards Codification, (“ASC” or “the codification”) for purposes of aggregating business units.  Financial information about these segments for fiscal years 2009, 2008 and 2007 is contained in “Note 18 – Segment Information” of the “Notes to Consolidated Financial Statements” included in this report and is incorporated herein by this reference.  The following is a detailed description of our four operating segments:

inVentiv Clinical

inVentiv Clinical provides professional resourcing and clinical research services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development and outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.  inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”), and Paragon Rx (“Paragon”), which was acquired in December 2009.  inVentiv Clinical's service offerings include:

Clinical Staffing and Recruiting.  We meet the staffing and recruiting needs of more than 150 pharmaceutical and biotechnology clients, including 16 of the top 20 global pharmaceutical companies, for SAS™ programmers, data managers, statisticians, monitors and clinical research associates, study and project managers, clinical trials coordinators, safety/regulatory staff, medical writers, scientific and laboratory staff and other clinical personnel.  Our clinical staffing services provide our clients with flexibility in managing and executing clinical trials internally and allow them to avoid the expense of hiring and training a full staff internally.   We draw from a database of over 40,000 candidates that is continually expanded through new recruiting techniques that include search engines, job fairs, conferences and referral bonuses.

Functional Outsourcing and CRO Services.  We provide a variety of functional outsourcing services as part of iCS including data management, statistical analysis, medical writing and clinical operation services through our dedicated facilities in Baltimore, Houston, Chicago and Indiana. We have performed these services for over 700 clinical trial projects. Our extensive contract staffing capabilities complement our functional and full service outsourcing services through the identification of therapeutically and technically aligned personnel that deliver a high-quality and flexible delivery model that our clients require. This bi-disciplinary expertise enables us to set up, manage and present solutions to help our pharmaceutical, biotech and medical device clients move from the pre-clinical stage through the drug approval process and into post-commercialization oversight.

Executive Placement.  We provide executive placement services through Smith Hanley, which is one of the most experienced and respected executive placement organizations focused primarily on statisticians and data-related functions.

Risk Evaluation & Mitigation Strategy (REMS) Design and Implementation.  We provide comprehensive, fully integrated REMS and risk management solutions, ranging from strategic consulting and program design to implementation coordination, project tracking and assessment.  These services are increasingly important to the drug development process because the FDA required a REMS for approximately one-third of all NME's.  The Food and Drug Administrations Act of 2007 provides the FDA with the authority to require REMS in an effort to better ensure safe and appropriate drug use.  Our capacity to provide REMS solutions was augmented through our recent acquisition of Paragon.

inVentiv Communications

inVentiv Communications provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.

Advertising and Communications Support.  Advertising and communications support services are delivered to pharmaceutical industry clients through six separate agencies within our inVentiv Communications, Inc. subsidiary:
  GSW Worldwide and Palio are full-service agencies that create marketing solutions through advertising, public relations, market access strategies, media and market research.  GSW Worldwide has established international reach through a network of twelve international affiliate relationships.
  Navicor specializes in oncology and immunology expertise.
  Stonefly conducts advertising, marketing, and public relations services focused primarily on biotechnology and emerging pharmaceutical companies.
  Jeffrey Simbrow Associates (“JSAI”) is a leading healthcare marketing and communications agency in Canada.
  Angela Liedler GmbH (“Liedler”), is a leading healthcare marketing and communications agency in Germany.
Public Relations. Public relations services are delivered to pharmaceutical industry clients through two separate agencies:
  Chandler Chicco Agency (“CCA”) is a full service public relations firm that serves the healthcare sector by building and promoting brand value, providing leadership, protecting brand value and furthering public affairs agendas.  CCA operates through three US-based and two Europe-based offices, and has established broad international reach through a network of fifteen international affiliate relationships.
  Chamberlain Communications Group, Inc. (“Chamberlain”) is also a full-service public relations firm dedicated to creating enduring agendas that drive understanding and meaning for clients’ healthcare brands.
Branding.  Addison Whitney focuses on creating unique corporate and product brands, and specializes in building powerful branding solutions for clients through unique and disciplined processes. Addison Whitney offers a range of capabilities to create, renew and strengthen brands, including an expertise in generating names that reflect the brand's identity and meet regulatory requirements.

Interactive Communications. ignite Health and Incendia Health Studios (collectively, “Ignite”) specialize in medical advertising and interactive communications targeting patients, caregivers and healthcare professionals.

Patient and Physician education. We provide education and communications services to build advocacy for pharmaceutical and biotech brands.  Our Center for Biomedical Continuing Education business unit is an accredited provider of continuing patient and physician education for physicians.

inVentiv Commercial

inVentiv Commercial provides a wide range of commercialization support services, organized principally into two subdivisions:

inVentiv Selling Solutions.  inVentiv Selling Solutions encompasses the following group of companies that mainly relate to sales teams and sales support services:

  inVentiv Sales Teams: inVentiv Sales Teams provides outsourced product commercialization programs for prescription pharmaceutical and other life sciences products.  inVentiv Sales Teams maintains and operates one of the largest pharmaceutical outsourced sales organizations in the United States and Japan, including systems, facilities, and support services necessary to recruit, train and deploy customized, full-service targeted sales forces.  Life sciences companies, particularly pharmaceutical manufacturers, have traditionally relied upon one-on-one meetings in physicians’ offices (known as product detailing) as the primary means of influencing prescription writing patterns and promoting their products. Recruiting qualified personnel and providing client and selling skills are core competencies of inVentiv Selling Solutions.
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
  Regulatory Compliance Services: We provide independent oversight of Prescription Drug Marketing Act (“PDMA”) and Office of Inspector General compliance to clients and to internal inVentiv Sales Teams.  Our expertise in PDMA compliance issues is nationally recognized.  We provide a number of processes, systems and services to help clients comply with federal and state regulations specific to sample accountability, including auditing of sample accountability compliance by field force professionals and “whole systems” sample accountability assessments.  We also license software solutions for the implementation of sophisticated PDMA compliance strategies.
  Non-Personal Promotion: We provide warehousing, assembly, mailing, fulfillment, teleservices and eServices through our Promotech business unit, which was augmented with the acquisition of Promotech Logistics Solutions LLC ("PLS") in December 2008.  Promotech operates east coast and west coast divisions and maintains three facilities:  a facility in New Jersey with approximately 137,000 square feet and two facilities in Colorado totaling approximately 190,000 square feet.  Each of these facilities includes an environmentally controlled, FDA and Drug Enforcement Agency (“DEA”) certified and PDMA compliant warehouse and office space.  The west coast facility includes a 64-station call center.
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
  Sales Force Automation/Data Analysis: Our Total Data Solutions (“TDS”) business unit collects and analyzes sales force level data necessary to make marketing resource allocation decisions. Sales representatives are equipped with an industry-leading palm-top and laptop sales force automation system developed for inVentiv Selling Solutions.  This system enables our sales representatives to rapidly collect sales call and physician profiling information while in the field, which is compiled daily in a central data storage server. Our information processing system allows sales management teams to analyze data regularly, compare the results with targeted initiatives and historical data and make necessary adjustments to the sales strategy.  TDS supports inVentiv Sales Teams’ needs and also offers this sales force automation system on a standalone basis to clients.

inVentiv Advance Insights. inVentiv Advance Insights encompasses our seven practice areas mainly, focused on strategic and tactical planning:

  Market Research Practice:  This practice area provides clients with insight through its' qualitative and quantitative research capabilities with physicians, payors, and patients.  Drawing from the industry's largest database across these three stakeholder groups, the practice is able to conduct research at any point across a product's lifecycle.  The practice also offers unique syndicated studies in the vision care marketplace and on sales force promotional metrics.
  Commercial Analytics Practice: This practice area develops and implements advanced data analysis to support client decision making within pharmaceutical and biotechnology companies. The practice combines leading edge technology with advanced statistical techniques to deliver strategic and tactical insight that help pharmaceutical executives maximize their return on investment for promotional resources.
  Healthcare Strategies Practice:  This practice area is a consultancy specializing in pharmaceutical new product planning and marketing. Seasoned professionals bring clients proven strategic, procedural and operational expertise across the product lifecycle.  Examples of typical engagements include commercial assessments, portfolio analyses, strategic brand planning, and lifecycle planning.
  Marketing Partners Practice:  This practice area is composed of seasoned industry professionals who are experts in commercialization planning and plan implementation.  These individuals are contracted with clients to provide an outsourced resource to fill functional positions within a client's new product planning or brand management departments.  These resources provide clients with a flexible staffing solution, while being able to quickly assimilate with a client’s organization and deliver immediate results.
  Managed Markets Access Practice: This practice area has expertise in helping clients develop sound strategies and tactical plans that optimize access to a clients' product in managed markets, trade distribution channels, Medicaid, Medicare, and other State and Federal outlets.  The practice also provides clients with outsourced account directors and reimbursement specialists.
  Biotech/Specialty Managed Markets Practice:  This practice area is composed of experts in biotech and specialty products, and the associated challenges these products face in the managed markets and distribution arenas.  Similar to the Managed Markets Access practice, this practice deploys its' deep expertise to help clients optimize product access through sound strategies and tactical plans.
  Integrated Commercialization Practice:  This practice area is charged with creating and delivering innovative, high value client offerings built upon and powered by inVentiv’s capabilities and designed to drive revenue opportunities for inVentiv Advance Insights and inVentiv Health.  This practice recently launched FlightPath®, the inVentiv Health platform to help clients with commercialization planning and plan implementation.  FlightPath® is driven by the deep subject matter expertise within inVentiv Advance Insights and across inVentiv Health.  This unique platform provides an integrated and seamless approach to strategy development, detailed tactical planning, and implementation across inVentiv Health.

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

  Patient Pharmaceutical Compliance Programs. Through Adheris, we provide a variety of patient support services with a proven history of improving medication adherence across nearly every chronic therapeutic category.  By partnering with pharmacies and pharmaceutical manufacturers around the country, Adheris’ programs build on the pharmacist-patient relationship and trust with personalized letters from pharmacists themselves.  Adheris programs comply with the patient privacy provisions of the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and its OnSyte(TM) technology allows retail pharmacies to help patients stay on therapy while protecting their confidentiality and private medical information.
  Patient Support Programs. We offer patient assistance programs and reimbursement counseling through our Franklin business unit.  Franklin has established a leadership position in providing reliable and innovative patient assistance programs, reimbursement counseling and web-based programs.
  Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs:  TTI offers highly qualified clinical and scientific professionals to build advocacy, educate healthcare professionals and sensitize markets to novel and exciting therapies.
  Medical Cost Containment and Consulting Solutions.  AWAC is a leading provider of proprietary IT-driven cost containment and medical consulting solutions to third party administrators, ERISA self-funded plans, fully insured plans, employer groups, managing general underwriters and insurance carriers.  AWAC provides unique data integration and access and analysis capabilities including real-time claims evaluation and intervention, disease management, risk assessment, wellness programs and pre-certification.
  Patient Relationship Marketing. We design, develop and implement patient relationship marketing services through our PMG business unit.  PMG's range of capabilities includes direct-to-patient strategy, patient research and insights mining, relationship marketing campaigns, online promotion, interactive tools and provider integration.

Acquisitions

Strategic acquisitions have been a core element of our business strategy since 2004.  While acquisitions have contributed meaningfully to our annual growth during this period, we expect to execute fewer acquisitions going forward.  We will continue to evaluate our strategic position and intend to make opportunistic acquisitions that enable us to expand the scope of our service offerings and drive shareholder value.

The following is a summary of our acquisitions over the last three years.  See Note 3 to our consolidated financial statements included in Part II, Item 8 of this report for more information regarding these acquisitions.

Acquisition	Type of Business	Segment	Headquarters Location	Month Acquired
Paragon	Risk evaluation & mitigation strategy	inVentiv Clinical	Delaware	December 2009
PLS	Sample fulfillment, direct mail and document imaging	inVentiv Commercial	New Jersey	December 2008
PMG	Patient relationship marketing	inVentiv Patient Outcomes	New Jersey	August 2008
CCA	Public relations	inVentiv Communications	New York	July 2007
AWAC	Medical cost containment services	inVentiv Patient Outcomes	Georgia	July 2007
Addison Whitney	Global branding consultancy	inVentiv Communications	North Carolina	June 2007
Strategyx	Strategic consulting	inVentiv Commercial	New Jersey	June 2007
Ignite	Interactive communications agency	inVentiv Communications	California	March 2007
Chamberlain	Public relations	inVentiv Communications	New York	March 2007

We believe that our expertise in identifying potential acquisition targets, assessing their importance to our operational and growth objectives, performing due diligence and completing the acquisition of appropriate businesses and effectively integrating them with our existing operations is a competitive advantage.

The financial results of our acquired businesses are included in our consolidated financial statements from their acquisition dates.  The periods prior to an acquisition being completed do not include the corresponding financial results of the acquired business.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership
inVentiv Communications	United Kingdom	100%
	France	100%
	Canada	100%
	Germany (Liedler)	100%
	Japan (Admed)	19.9%
	Italy	37.5%
	Germany (Haas and Health)	19.9%
	Sweden	15%
	Mexico	100%
inVentiv Clinical	Brazil	100%
	India	100%
inVentiv Commercial	Japan	100%
	Canada	100%
	Puerto Rico	100%

We have an option to acquire an additional 60.1% of Haas and Health within 90 days following calendar year 2010, and the remaining 20% for a period of 90 days following the third anniversary of the acquisition of the 60.1% equity interest, which occurred in December 2008.

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

Clients

We provide our services mainly to leading pharmaceutical and life sciences companies, healthcare companies and third party administrators (“TPA’s”).  For the years ended December 31, 2009 and 2008, no client individually exceeded 10% of our total revenues, and we served over 350 unique clients in 2009, while supporting over 850 client brands.  Approximately 55% and 50% of our revenues in 2009 and 2008, respectively, were derived from our ten largest clients, which for 2009, listed alphabetically, were as follows: Allergan, Inc., Bristol Myers Squibb Company, Cephalon, Inc., Eli Lilly and Company, Johnson and Johnson, Merck and Company, Inc., Novartis Pharmaceuticals, Inc., Pfizer, Inc., the Roche Group, and sanofi-aventis Group.

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

Competition

We operate in highly competitive industries.  Our competitors include a variety of vendors providing services to the pharmaceutical, life sciences and healthcare industries, and TPA’s, including outsourced sales organizations, medical communications agencies, contract research organizations and medical cost containment consultants.  Each of our business segments faces distinct competitors in the individual markets in which each operates:

  inVentiv Clinical:  The specialty staffing services industry is very competitive and fragmented with relatively few barriers to entry.  We compete with several large nationwide temporary staffing companies.  The primary clinical staffing competitors to our Smith Hanley temporary staffing business include ClinForce (a division of Cross Country Healthcare, Inc.), Managed Clinical Solutions (a division of ICON), ASG, Advanced Clinical Services, RPS, i3 Pharma Resourcing and Kforce Inc.  Primary competitors in the permanent placement area include numerous smaller specialty permanent placement groups which compete with us, as well as to some degree larger national firms such as Korn/Ferry International, Russell Reynolds Associates and Heidrick & Struggles International, Inc.; however we are one of the only national firms that specializes primarily in professional clinical trials research personnel.  In functional outsourcing and CRO services, the competition ranges from small specialty organizations to global CROs such as Quintiles Transnational Corp. (“Quintiles”) or Covance Inc.
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
  inVentiv Commercial:  The majority of sales teams are currently managed internally by our clients, and we to some degree “compete” with our clients' alternative choices of managing their needs internally or co-promoting with another pharmaceutical company.  In addition, a small number of providers comprise the market for outsourced sales teams, and we believe that inVentiv, Quintiles, Professional Detailing, Inc. and Publicis Groupe S.A. combined account for the majority of the U.S. outsourced sales team market share. The rest of the industry is fragmented, with a number of small providers focused on niche services.  One or more of our large competitors in the outsourced sales team market could become significant competitors with regard to the other services we offer by either developing additional capabilities or acquiring these capabilities.  For Advance Insights, our competitors include IMS Health, TargetRx, ZS Associates, Campbell Alliance, the large consulting companies and smaller specialized shops.
  inVentiv Patient Outcomes:  Adheris’ offerings compete with several third party companies that implement adherence programs , including Catalina Health Resources, SDI, ATEB, as well as less directly with a number of specialty agencies and specialist service providers that focus on various aspects of patient adherence and compliance.  Franklin competes with several other service companies and reimbursement specialists, including Express Scripts and the Lash Group.  TTI competes with Innovex (a division of Quintiles) and several other specialty nurse educator companies.  AWAC participates in the payor cost containment, disease management, medical pre-certification, wellness services and medical data services marketplaces. While there are few, if any competitors that provide AWAC’s breadth of services, each of these marketplaces are highly fragmented, supporting multiple competitors.   Among the competitors for PMG are large, and smaller specialized, communications agencies.

We believe that our business units individually and our organization as a whole have a variety of competitive advantages that have allowed us to compete successfully in the marketplaces for our services.  These advantages include the following:

  Leading Position Within Service Categories:  We believe that our operating divisions, and the business units within each operating division, have achieved positions of leadership within their respective service areas. inVentiv Communications, through its well known agencies, such as GSW Worldwide, Palio and Chandler Chicco, is a major player in healthcare advertising, public relations and communications.  inVentiv Clinical, through its Smith Hanley business units, is recognized as a leader in clinical trials staffing and a leading provider of clinical trials-related SAS programmers, statisticians, data management and monitoring personnel to the major pharmaceutical and life sciences companies.  inVentiv Sales Teams is the leading provider of outsourced product detailing services in the pharmaceutical industry.  inVentiv Patient Outcomes is a leader in proprietary patient compliance programs and assistance.  Our business units have extensive experience and proven track records that support our business development efforts.
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
  Proprietary Software Technologies and Data:  We maintain and operate a number of proprietary software programs and systems for marketing development and data gathering.  We invest in technology and have developed and deployed cutting-edge marketing and sales force automation tools.  Our technology advantages in the sales force automation and in the virtual events areas are important for the management of sales and marketing campaigns for pharmaceutical products throughout their life cycle.  Our patient compliance offerings rely on a broad network of retail pharmacies and our use of proprietary technologies to effectively manage the large amount of underlying data in a timely and targeted manner.  Our medical cost containment business unit utilizes an electronic claims surveillance system to monitor medical claims data, prescriptions and pre-certification records, which are then reviewed by our expert physicians and case managers.
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

Employees

At December 31, 2009, we employed approximately 6,400 people in our operations.  Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees.  We believe our turnover rate is comparable to that of other outsourced service organizations and that turnover in our contract sales and communications businesses is comparable to turnover in internal pharmaceutical sales and marketing departments.  We have no collective bargaining agreements covering any of our employees and are unaware of any current efforts or plans to organize any of our employees.  We believe that our relations with our employees are satisfactory.

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

Adheris, a part of our inVentiv Patient Outcomes segment, provides persistence and compliance programs, principally in the form of refill reminder communications, to pharmacy chains.  These activities are subject to regulation under HIPAA, the Federal Health Care Programs Anti-kickback Law and corresponding state laws.  We believe that Adheris's activities comply with all applicable federal and state laws in all material respects.  Certain of these laws are subject to interpretation that is evolving.  We could incur significant expenses or be prohibited from providing certain service offerings if Adheris's activities are determined to be non-compliant and, depending on the extent and scope of any such regulatory developments, our consolidated financial condition and results of operations could be materially and adversely affected.

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

Available Information

We make available on our website, located at www.inventivhealth.com, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings are available free of charge.  Information found on our website does not constitute part of this annual report.

Item 1A.  Risk Factors

Risks Related to Our Business

inVentiv Health is a multifaceted organization encompassing four segments, each with its own particular risks and uncertainties.  A wide range of factors could materially affect our financial results and the performance of our stock price.  The factors affecting our operations include the following:

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

Most of our revenues are generated from customers whose businesses are involved in the manufacture and commercialization of pharmaceutical products.  Sales of pharmaceutical products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations.  Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for pharmaceutical products and adversely affect demand for our services, resulting in a material adverse impact on our revenues and profitability.

Recent legislative activity in the United States related to healthcare reform, at both the federal and state levels, raises significant uncertainties for all businesses and could have a material adverse effect on inVentiv and its customers.  Congress is considering legislation to reform the U.S. healthcare system by reducing the number of uninsured and underinsured individuals and making other changes. Similar reform movements have occurred in Europe and Asia.  While healthcare reform may increase the number of patients who have insurance coverage for pharmaceutical products, it may also include changes that adversely affect our clients' business, including by limiting reimbursement for pharmaceutical products, increasing rebates required from manufacturers whose drugs are covered by Medicare and Medicaid programs, facilitating the importation of lower-cost prescription drugs that are marketed outside the United States or by other means.  This could adversely affect research and development and commercialization expenditures by pharmaceutical and biotechnology companies which could in turn decrease the size and profitability of the business opportunities available to us in both the United States and abroad.  In addition, new laws or regulations may create a risk of liability or otherwise increase our costs.  The pricing of certain services provided by inVentiv Patient Outcomes is potentially subject to reasonableness review under recently enacted federal stimulus legislation.

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

We are in the process of integrating certain acquisitions and expect to make future acquisitions, which will involve additional risks

For the past several years, a significant component of our growth strategy has been the addition through acquisitions of business units.  We have and will continue to seek to address the need to offer additional services through acquisitions of other companies, including the personnel such acquisitions may bring to us, although we expect to execute fewer acquisitions going forward.

Operational and financial integration of our acquired businesses are not yet complete and we may experience difficulties in completing the integration processes.  Among other things, we are generally required to document internal controls under Section 404 of the Sarbanes-Oxley Act for each of our acquired business units by the end of the first fiscal year following the year in which the acquisition occurs.  We may not be successful in recognizing material weaknesses in internal controls over financial reporting for our acquired businesses and may have difficulty remedying any such material weaknesses on a timely basis.  More generally, we may experience difficulties in the integration of personnel and technologies across diverse business platforms.

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

Acquisitions, and related acquisition earnouts, may also cause us to deplete our cash reserves and/or increase our leverage, and therefore increase the financial risk of our capital structure; assume liabilities of the acquired businesses; record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges; incur amortization expenses related to certain intangible assets; incur income statement fluctuations due to future period changes in earnouts for companies acquired after the adoption of ASC 805 updated guidance for acquisitions on January 1, 2009;  or become subject to litigation.

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

We are largely self-insured for employee healthcare benefits other than catastrophic coverage.  During 2009, we have experienced higher than anticipated costs of providing employee healthcare benefits.  Specifically, we have experienced higher occurrences of individually large medical and prescription drug claims.  Although we believe that employees may be incurring higher medical claims as a result of current economic conditions, we have not been able to directly determine the reason for the increased claims rate.  If the increased claims rate is sustained or increases, it could materially and adversely impact on our financial condition and results of operations.

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

U.S. recessionary conditions have affected and are continuing to affect our business.

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

We have a $50 million working capital line under our secured credit facility that provides us with a source of liquidity beyond cash generated from operations.  If one of our lenders suffers liquidity issues, we may be unable to access these anticipated sources of liquidity if and when they are required.  The continuing weakness in the credit market could negatively impact our ability to obtain additional sources of financing.  An impairment of our access to credit facilities when required could have a material adverse effect on our ability to execute our operating strategy, and could also prevent us from executing our acquisition strategy or taking advantage of other business expansion opportunities.  Furthermore, to the extent the counterparties to our interest rate swap agreements suffer liquidity issues, we could be exposed to interest rate risk that is intended to be eliminated by our hedging arrangements.

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

Inflation may adversely affect our business operations in the future.

Inflationary conditions in the economy could increase our cost base, particularly resulting in an increase in the commissions and compensation and benefits components of our cost of services and SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

We may experience writedowns of our goodwill or other intangible assets.

We are exposed to the risk that writedowns of our goodwill, instruments or other intangible assets could be required as a result of volatile and/or illiquid market conditions or for other reasons.  Any such writedown would negatively affect our results of operations.   A write-down in goodwill or other intangible assets could be necessitated if, among other things, there is a decline in the trading price of our common stock based on general market conditions or factors specific to us or the industries in which we operate. During 2008, we recorded a non-cash pre-tax goodwill and other intangible assets impairment charge of approximately $268 million, which was primarily related to adverse economic and equity market conditions that caused a decrease in the current marketplace and related multiples and our stock price as of December 31, 2008 compared to the test performed as of June 30, 2008.  The Company has performed an assessment as of June 30, 2009 and concluded that goodwill and other indefinite-life intangibles were not impaired as of that date.

In addition, market volatility may complicate the valuation of certain of our securities.  We recorded a $2.6 million impairment charge related to our marketable securities during 2008 as a result of fluctuation in the value of our investment in the Columbia Strategic Cash Portfolio (the "CSCP"), and although we did not recognize additional writedowns of the CSCP portfolio during 2009, we may experience other securities impairments in the future.  Moreover, valuations may change significantly in subsequent periods based on factors then prevailing.  At the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value.  Furthermore, given our significant amount of cash reserves, we could have further writedowns or illiquid positions if banks were to fail.

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

We employ sophisticated software and databases to deliver our services, and any failure of or damage to this technology could impair our ability to conduct our business.

We have invested significantly in sophisticated and specialized software and databases and have focused on the application of this technology to provide customized solutions to meet many of our clients' needs.  We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced software, end-user databases and other technology on a timely basis in the future in order to maintain our competitiveness.  In addition, our business is dependent on our computer equipment and software systems, and the temporary or permanent loss of this equipment or systems, through casualty or operating malfunction, could have a material adverse effect on our consolidated financial condition and results of operations.  Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.  Changes in the technology environment or our inability to update our technology to service clients could impact our financial performance.

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

We may be adversely affected by customer concentration.

Our largest customer during 2009 accounted for 9% of revenues and  our top 10 customers account for 55% of our revenue.  If any large customer decreases or terminates its relationship with us, our business and consolidated financial position and results of operations could be materially adversely affected.

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

Compensation for key employees and management personnel is an essential factor in attracting and retaining them, and there can be no assurance that we will offer a level of compensation sufficient to do so.  Equity-based compensation in the form of  restricted stock, and to a lesser extent, options, plays an important role in our compensation of new and existing employees.  Because of limitations on the number of shares available for future grant under our equity incentive plan, we may be unable to meet the compensation requirements of our key employees and management personnel.

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

We have been and may in the future become a party to legal actions related to the design and management of our service offerings, including, among others, privacy-based actions and contract disputes.  Adheris was the subject of a recently settled action asserting, among other claims, violation of the California Confidentiality of Medical Information Act and has had asserted against it in the past other claims based on purported violations of privacy statutes and common law arising from its patient refill reminder programs.  PRS was the subject of an indemnification claim based on a recently settled action asserting, among other claims, violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005.  Although it has not been the subject of litigation to date, AWAC could become the subject of medical malpractice claims based on the design and management of its service offerings.  Adheris, PRS and AWAC each maintain errors and omissions insurance and other traditional business coverage.  AWAC does not insure for medical malpractice since it does not deem itself to be practicing medicine.  Although we believe that all of our businesses are adequately insured, certain types of claims, such as punitive damages, are not covered by insurance.

We could face substantial product liability claims in the event any of the pharmaceutical or other products we have previously marketed or market now or may in the future market are alleged to cause negative reactions or adverse side effects or in the event any of these products causes injury, is alleged to be unsuitable for its intended purpose or is alleged to be otherwise defective. We rely on contractual indemnification provisions with our customers to protect us against certain product liability related claims. There is no assurance that these provisions will be fully enforceable, that the parties providing indemnification will have the financial resources to satisfy an indemnification claim or that these indemnification provisions will otherwise provide adequate protection against claims intended to be covered.

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

We are party to an Amended and Restated Credit Agreement with UBS AG, Stamford Branch and others.  The outstanding balance under this facility was approximately $330 million as of the closing date under the facility, which is attributable to a $330 million secured term loan component.    The agreement also provides a $50 million revolving credit facility, of which $10 million is initially available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on July 6, 2014, with scheduled quarterly amortization of 1% per year until the final year of the Amended and Restated Credit Agreement, during which 94% of the term loan is to be repaid.  The revolving loans will mature July 6, 2013.  Amounts advanced under the credit facility must be prepaid with a portion of our "Excess Cash Flow", as defined in the credit agreement.  The credit facility contains numerous operating covenants that have the effect of reducing management's discretion in operating our businesses, including covenants limiting:

•	the incurrence of indebtedness;

•	the creation of liens on our assets;

•	sale-leaseback transactions;

•	repurchase of company shares;

•	acquisitions;

•	guarantees;

•	payment of dividends; and

•	fundamental changes and transactions with affiliates.

The Amended and Restated Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 commencing with our 2010 fiscal year.  If we are unable to comply with the requirements of the credit facility, our lenders could refuse to advance additional funds to us and/or seek to enforce remedies against us.  Any such developments would have a material adverse effect on inVentiv.  As of the date of this report, we comply with the requirements of our credit facility.

Our future financial results may not be consistent with our targets.

From time to time, we communicate to the market targets relating to our revenue, earnings per share and other financial measures.  These statements are intended to provide metrics against which to evaluate our performance, but they should not be understood as predictions or assurances of our future performance.  Any downward variance in operating results as compared to announced targets can be expected to result in a decline in our stock price.  Our ability to meet any projected financial result milestone is subject to inherent risks and uncertainties, and we caution investors against placing undue reliance on our published targets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Regarding Forward-Looking Disclosure" below.

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

The trading price of our common stock may fluctuate significantly.  Factors affecting the trading price of our common stock include:

  variations in operating results;
  the gain or loss of significant customers or suppliers;
  announcements relating to our acquisition of other businesses;
  changes in the estimates of our operating results or downward variances in operating results as compared to guidance;
  changes in recommendations by any securities analysts that elect to follow our common stock; and
  changes in regulations that impact our service offerings; and
  market conditions in our industry, the industries of our customers and our suppliers and the economy as a whole.

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

The market price of our common stock could drop due to sales of a large number of shares of our common stock or the perception that these sales could occur. As of February 18, 2010, we had 33,790,752 shares of common stock outstanding.  Of these shares, a total of approximately 17,813 shares were subject to contractual resale restrictions under acquisition agreements and will become eligible for sale over the next several years.  Shares issued in future acquisitions, and shares issued in satisfaction of earnout obligations under completed acquisitions, may add substantially to the number of shares available for future sale.

In addition, as of February 18, 2010, approximately 1,949,513 shares of our common stock were subject to outstanding stock options.  Holders of our stock options are likely to exercise them, if ever, at a time when we otherwise could obtain a price for the sale of our securities that is higher than the exercise price per security of the options or warrants.  This exercise, or the possibility of this exercise, may reduce the price of our common stock.

Item 1B.  Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the Staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

Item 2.  Properties

As of December 31, 2009, we leased 46 office facilities totaling 1,099,179 square feet, including our principal executive offices located in Somerset, New Jersey and our principal businesses are located in New Jersey, Ohio, and Texas.  Nine facilities totaling 105,428 square feet are leased by the inVentiv Clinical segment, 26 facilities totaling 416,144 square feet are leased by the inVentiv Communications segment, eight facilities totaling 519,566 square feet are leased by the inVentiv Commercial segment, and three facilities totaling 58,041 square feet are leased by the inVentiv Patient Outcomes segment.  We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3.  Legal Proceedings.

We are subject to lawsuits, investigations and claims arising out of the conduct of our business, including those related to commercial transactions, contracts, government regulation and employment matters.  Certain such claims have been filed or are pending against us.  We do not believe that any such action will have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table contains the high and low sales prices of our common stock traded on the Nasdaq Global Select Market (ticker symbol “VTIV”) during the periods indicated:

	High	Low
Year ended December 31, 2009
First Quarter	$12.47	$6.74
Second Quarter	$13.65	$7.60
Third Quarter	$17.49	$12.95
Fourth Quarter	$18.53	$15.79

	High	Low
Year ended December 31, 2008
First Quarter	$34.00	$27.78
Second Quarter	$35.70	$26.99
Third Quarter	$28.39	$16.79
Fourth Quarter	$17.53	$8.49

On February 18, 2010, there were approximately 229 record holders of our common stock.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

To date, we have not declared cash dividends on our common stock and are currently restricted from doing so under our credit agreement.  We do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of 2009, we did not repurchase any of our outstanding equity securities and, to our knowledge, no “affiliated purchaser” of inVentiv repurchased any of our outstanding securities.

During the fourth quarter of 2009, we issued 17,813 shares of common stock to Paragon Rx LLC (the predecessor to our entity of the same name) ("Old Paragon") upon the closing under the Paragon Rx acquisition agreement.  The Paragon acquisition agreement permits a portion of the earnout payments thereunder to be satisfied in additional shares of common stock.  When issued, the common stock to be issued pursuant to Old Paragon will be exempt from registration pursuant to either Regulation D or Section 4(2) of the Securities Act of 1933, as amended.  There was no general solicitation or advertising, the number of recipients of such unregistered shares was limited and such recipients were accredited and/or sophisticated.

The transfer agent for our common stock is American Stock Transfer and Trust Company, 6201 Fifteenth Avenue, Brooklyn, New York, 11219.

Information with respect to securities authorized for issuance under equity compensation plans is set forth in “Note 14 – Common Stock and Stock Incentive Plans” of the “Notes to Consolidated Financial Statements” included in this report and is incorporated herein by this reference.

The performance graph required by Regulation S-K Item 201(e) will be set forth in our annual report to security holders for the fiscal year ended December 31, 2009 and is incorporated herein by this reference.

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Revenues	$1,071,961	$1,119,812	$977,300	$766,245	$556,312
Impairment of goodwill and other intangible assets	--	$(267,849)	--	--	--
Income (loss) from continuing operations	$47,683	$(127,539)	$48,296	$50,405	$43,306
Income from discontinued operations	--	$664	$258	$2,037	$781
Income attributable to the noncontrolling interest	$(812)	$(1,146)	$(1,070)	$(1,207)	$(224)
Net income (loss) attributable to inVentiv Health, Inc.	$46,871	$(128,021)	$47,484	$51,235	$43,863

Basic earnings (loss) per share:
Continuing operations	$1.40	$(3.89)	$1.50	$1.69	$1.60
Discontinued operations	--	$0.02	$0.00	$0.07	$0.03
Basic earnings (loss) per share	$1.40	$(3.87)	$1.50	$1.76	$1.63

Diluted earnings (loss) per share:
Continuing operations	$1.39	$(3.89)	$1.46	$1.64	$1.53
Discontinued operations	--	$0.02	$0.01	$0.06	$0.03
Diluted earnings (loss) per share	$1.39	$(3.87)	$1.47	$1.70	$1.56

Shares used in computing basic earnings (loss) per share	33,502	33,043	31,578	29,159	26,875

Shares used in computing diluted earnings (loss) per share	33,798	33,043	32,267	30,058	28,165

Balance sheet data:
Total assets	$1,029,963	$973,116	$1,110,856	$771,054	$583,894

Long-term debt (a)	$332,530	$346,838	$345,995	$184,717	$190,508

Total equity	$429,253	$367,644	$477,626	$358,577	$253,215

(a)  Long-term debt includes the non-current portion of our credit arrangement and capital lease obligations, but excludes the current portion of our credit agreement and capital lease obligations.

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

We were incorporated in Delaware in 1999.

Business Segments

We currently serve our clients primarily through four business segments, which correspond to our reporting segments for 2009:

  inVentiv Clinical, which provides professional resourcing and services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients with outsourced functional services and CRO services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies, “iCS” and Paragon;
  inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.  This segment includes inVentiv Communications, Inc., JSAI, Ignite, Chamberlain, Addison Whitney, Liedler and CCA;
  inVentiv Commercial, which consists of our outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, professional development and training, and recruitment of sales representatives in the commercial services area.  This segment includes Advance Insights and inVentiv Selling Solutions; and
  inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Franklin, TTI, AWAC and PMG.
Material Trends Affecting our Business

Our business is related significantly to the research and development efforts of pharmaceutical and biotechnology companies and the degree to which pharmaceutical companies outsource services that have traditionally been performed internally by fully integrated manufacturers.  Although the pharmaceutical industry is generally regarded as non-cyclical, the current recessionary environment has impacted virtually all economic activity in the United States and abroad, including in the pharmaceutical and life sciences industry. Furthermore, increased competition as a result of patent expirations, market acceptance of generic drugs  and governmental and privately managed care organization efforts to reduce healthcare costs have also added to drug pricing pressures.  Our clients continue to make efforts to significantly reduce expenditures in all areas of their businesses, resulting in increased budget scrutiny.  The pharmaceutical industry as a whole is responding by consolidating.

These circumstances present both risks and opportunities for inVentiv.  We aggressively pursue opportunities to enhance our business and market share with clients who seek the efficiencies and cost savings that can be attained by consolidating their outsourcing programs with a smaller number of high quality providers, and we believe that these opportunities will continue.  In the longer term, we believe the pressures on our customers to reduce unit costs are likely to drive decisions to outsource a greater scope of commercialization services and a concomitant increase in the overall size of the markets in which we operate.  Our clients already appear to be adopting strategies to outsource more of their pharmaceutical marketing expenditures with select, sophisticated providers who are capable of delivering lower cost and more flexible solutions consistent with the service capabilities that inVentiv offers.  Our approach to creating integrated, multi-service offerings is a significant area of opportunity in the future.  In addition, the pharmaceutical industry is increasingly investing in commercialization solutions that drive patient adherence and loyalty to branded prescription products, and improve health outcomes.  We believe that our Patient Outcomes division is a market leader in terms of expertise and a breadth of patient-centric services and is well positioned to benefit from this market development.

Our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations.  Our business was affected during 2009 by the tentativeness of clients to make outsourcing expenditure decisions.  Although we have seen evidence in recent months that our clients’ expenditures with certain of our business units are stabilizing, current economic conditions present continuing challenges and make it difficult for us to predict client marketing spend levels.  Delays in FDA approval of drug candidates also impact our clients from time to time and can lead to unanticipated reduction or deferral of outside marketing spend.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt or acquire businesses over time.  Cost management strategies employed by management include:

  reducing fixed cost headcount;
  our "in balance" staffing initiative, through which we have converted FTE's to hourly positions that can be billed in direct response to the requirements of our client engagements;
  completion during the first quarter of 2009 of our "super studio" in Columbus, Ohio, which has increased utilization and efficiency by allowing the management of project-based graphic design and production needs for agencies across the inVentiv Communications division;
  negotiation of favorable rates with our vendors;
  ongoing implementation of our Peoplesoft software to manage enterprise-wide resources; and
  consolidation of certain facilities and operations.
We believe that these steps will allow inVentiv to provide competitive pricing to its clients and to improve margins.

Pharmaceutical industry consolidation is likely to make more pronounced both the downside risks and the upside opportunities for providers of outsourced commercialization services.  To date, although there have been isolated instances in which a program or relationship has been eliminated or reduced following a business combination involving one or more existing clients, we do not believe we have been materially impacted by consolidation.  The concentration of business with our largest clients has increased slightly in recent years, while the total number of clients and functional areas we cover has expanded substantially.

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

Finally, in 2009, our medical insurance claims experience increased, mainly due to higher occurrences of individually large medical and prescription drug claims.  Since we are self-insured to a significant degree, continuance of these trends could result in a material adverse impact on our financial condition and results of operations.  During the years ended December 31, 2009 and 2008, the Company incurred approximately $29.5 million and $26.4 million in medical costs, respectively.

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

Although delays in FDA approvals have negatively impacted the pharmaceutical industry, and indirectly inVentiv, the new product pipeline in the industry remains strong, with many late-stage products awaiting FDA approval.  Even if the FDA approval rate does not improve, we believe that the number of products to be submitted for and awaiting approval, and the requirement for pharmaceutical manufacturers to support these products as they reach commercialization, represents an opportunity over the medium to longer-term for inVentiv to capture increasing levels of outsourced services engagements. As a result of our deep and long-standing relationships with our clients, we believe that we are well positioned to capture these opportunities.

Business Strategy

Although certain areas of our business slowed during early 2009 as a result of the current trends discussed above, our businesses have generated strong overall revenue growth for the past several years.  Our organic revenue growth reflects our strong track record in winning new business, which in turn is enhanced by our pursuit of cross-servicing opportunities within and across our business segments.  Our revenues are generally received under contracts with limited terms that can be terminated at the client’s option on short notice.  We have been successful historically in obtaining increasing amounts of repeat business from many of our clients and in expanding the scope of the services we provide to them and thereby sustaining multi-year relationships with many of our clients.  When relationships do not renew, we have been successful in redeploying personnel quickly and efficiently.

Strategic acquisitions have been a core element of our business strategy since 2004.  We expect to execute fewer acquisitions going forward.  We will continue to evaluate our strategic position and intend to make opportunistic acquisitions that enable us to expand the scope of our service offerings and drive shareholder value.

Our acquisitions are accounted for using purchase accounting and the financial results of the acquired businesses are included in our consolidated financial statements from their acquisition dates.  A prior year period that ended before an acquisition was completed, however, will not include the corresponding financial results of the acquired business.  The acquisition of Paragon Rx was consummated on December 31, 2009; as such, our financial results do not reflect any revenues from this acquisition during 2009.

During 2009, we established inVentiv Japan, a business unit within inVentiv Selling Solutions. We believe the potential opportunity in Japan is significant based on the total number of Japanese representatives, labor laws that could encourage outsourcing, the competitive landscape, and a significant number of drugs that are expected to enter the Japanese market in the coming years.

Earnout Obligations Related to Completed Acquisitions

The terms of most of our completed acquisitions include the opportunity for the sellers to receive contingent earnout consideration based on the performance of the acquired businesses.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Earnout obligations under certain of our acquisitions have not yet been completed.   The acquisitions  consummated prior to January 1, 2009 fall under the guidance of ASC 805, excluding the requirements of contingent consideration for acquisitions made after January 1, 2009.  As such, we accrue the earnout obligations for these acquisitions at the end of an earnout period when the contingency is resolved and additional consideration is distributable for these acquisitions.  These earnout obligations have been, and may be, material in amount and represent a significant use of cash for the periods in which they are earned or paid.  Based on the performance of the applicable business units to date and our projections of the financial performance of such business units for the remainder of the applicable earnout periods, we project that our use of cash and equity in satisfaction of earnout obligations during 2009 and payable in 2010 is approximately $41.5 million.  Such payout amounts are subject to variability and could vary significantly based on the actual performance of the acquired businesses.

Earnout obligations for acquisitions consummated after January 1, 2009 are initially recorded as part of the purchase price at the estimated fair value at the date of acquisition in accordance with the updated guidance of ASC 805.  Any subsequent changes in the earnout amounts expected to be paid in future years will not be adjustments to purchase accounting, but will be recorded as a gain or loss in the respective periods and will result in fluctuations in our Consolidated Statements of Operations.

Critical Accounting Policies

Revenue Recognition

The following is a summary of our revenue recognition policy, based on the segment and services we provide:

inVentiv Clinical

  Clinical Staffing and Recruiting- Revenues are recognized and recorded when services are rendered.
  Functional Outsourcing and CRO Services- Revenues are recognized and recorded under the proportional performance method.  Certain contracts are also recognized and recorded when services are rendered.
  Executive Placement- Revenues are recognized and recorded at the time a candidate begins full-time employment.  Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.
  REMS- Revenues are expected to be recognized and recorded under the proportional performance method.
inVentiv Communications

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
  Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or proportional performance method, depending on the terms of the specific contracts.
inVentiv Commercial

inVentiv Selling Solutions

  inVentiv Sales Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, an “Implementation phase", formerly referred to as "Deployment phase", typically one to three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Deployment phase", formerly referred to as “Promotion phase”, in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians or other targets  referred to as “detailing”.
    Our inVentiv Sales Teams contracts specify a separate fee for the initial “Implementation phase” of a project.  We consider the implementation phase to be a separate and distinct earnings process and recognize the related revenues throughout the implementation phase, which typically spans a period of one to three months at the beginning of the first year of a contract.  We generally recognize revenue during the "Deployment phase" of our inVentiv Sales Teams contracts on a straight-line basis based on the size of the deployed field force.  The accounting for the two phases is based on our analysis of the revenue recognition guidance applicable to multiple deliverable arrangements, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting.

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

  Recruiting- Revenues are recognized based on placement of candidates.
  Professional Development and Training- Revenues are generally recognized and recorded as training courses are completed.
  Regulatory Compliance Services- Regulatory compliance revenues for both fixed fee services and fees for specific compliance related services are recognized and recorded when monthly services are performed.
  Non-Personal Promotion- Revenues are recognized and recorded based on time incurred and fulfillment requirements in accordance with the terms of the contracts.
  Virtual Event Services- Revenues are recognized based on the frequency and upon completion of live events.
  Sales Force Automation/Data Analysis- A majority of revenues are recognized on a straight-line basis.  For certain analytics projects, revenues are recognized upon completion.

inVentiv Advance Insights

  Planning and Analytics- Revenues for Advance Insights generally include fixed fees, which are recognized and recorded when monthly services are performed based on the proportional performance method and when payment is reasonably assured.  Advance Insights initial contracts typically range from one month to one year.  Revenues for additional services are recognized and recorded when the services are provided and payment is reasonably assured.
  Strategic Consulting- For most contracts, revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.  Certain contracts are also recorded based on the proportional performance method.
  Product Access and Managed Market Support- Consulting fee revenues are recognized and recorded when services are rendered.  Certain contracts are also recorded based on the proportional performance method.
  Consulting and Contract Marketing- Revenues are recognized and recorded on a fee for service basis, in accordance with the terms of the contracts.
inVentiv Patient Outcomes

  Patient Pharmaceutical Compliance Programs- Revenues are mainly recognized based on the volume of correspondence sent to patients.
  Patient Support Programs- Patient assistance program revenues depend on the number of patients served and are recognized and recorded as each service is performed.
  Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs- Revenue recognition is the same as inVentiv Sales Teams, as the two services are similar in the business arrangement and fee structure.
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
General Revenue Recognition

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized.  In certain cases, based on our analysis of ASC 605 in regards to reimbursable revenues, we may also record certain reimbursable transactions, such as the placement of media advertisements where we act as an agent, as net revenues.

Loss Contracts
We periodically analyze our contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, we accrue that loss at the time it becomes probable.  We did not have any material loss contracts in 2009, 2008 or 2007.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of ASC 350 on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.  We calculate and compare the fair value of each reporting unit to its carrying value.  If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference.

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

(in thousands)	2008 Impairment
Goodwill	$212,638
Intangible assets:
Customer relationships	5,605
Tradenames	25,833
Technology	23,773
Total Impairment	$267,849

We performed annual impairment tests as of June 30, 2009 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.

Customer Relationships

           An important asset in most of our acquisition agreements have been our customer relationships, which primarily arise from the allocation of the purchase price of the respective businesses acquired.  Customer relationships typically are finite-lived intangible assets.

           The classification of our customer relationships and the determination of their appropriate useful lives require substantial judgment.  In our evaluation of the appropriate useful lives of these assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the customer relationships; the historical breadth of the respective customer relationships before being acquired by inVentiv and the projected growth of the customer relationships.

            These finite-lived customer relationships are amortized over their expected useful life, which generally ranges from four to sixteen years.  For these customer relationships, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

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

Derivative Financial Instruments

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt.  Our hedge relationship was designated as a cash flow hedge.  At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item.  To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income (loss).  To the extent there is any hedge ineffectiveness, changes in fair value relating to the ineffective portion are immediately recognized in earnings (interest expense).   The fair values of our interest rate swaps are obtained from dealer quotes.  These values represent the estimated amount we would receive or pay to terminate the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of our accounting estimates, including but not limited to, determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows) and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is comprised of numerous assumptions regarding our future revenues, cash flows, and operational results.  Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances.  Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.  Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ materially from previous estimates.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Consolidated Financial Statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 third quarter Form 10-Q.  The adoption of the codification did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s consolidated financial statements.  The Company adopted ASC 855, effective June 30, 2009, as required, and has evaluated all subsequent events through February 24, 2010 (the date the Company’s financial statements are issued).

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 are effective for the Company’s interim period ending on June 30, 2009. The implementation of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 are effective for the Company’s interim period ending on June 30, 2009. The implementation of ASC 825 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of ASC 320 are effective for the Company’s interim period ending on June 30, 2009.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB updated ASC 820 to provide guidance of determining the fair value of a financial asset when the market for that asset is not active.  ASC 820 amended previous guidance on this topic to include guidance on how to determine the fair value of a financial asset in an inactive market.  This update of ASC 820 is effective immediately on issuance, including prior periods for which financial statements have not been issued.  The implementation of ASC 820 did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB updated ASC 815 to amend previous guidance regarding disclosures about derivative instruments and hedging activities. ASC 815 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815, effective January 1, 2009, as required.

In December 2007, the FASB updated ASC 805 for guidance regarding business combinations.  ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. ASC 805 also establishes expanded disclosure requirements for business combinations. The update to ASC 805 is effective January 1, 2009 and as such is being applied to the Paragon Rx acquisition in December 2009.  All acquisitions completed prior to January 1, 2009 will be treated in accordance with the guidance under ASC 805 before the updated guidance described above.  The Company adopted this update to ASC 805, effective January 1, 2009, as required for applicable acquisitions.

In December 2007, the FASB updated ASC 810 for noncontrolling interests in consolidated financial statements.  ASC 810 addresses the accounting and reporting framework for minority interests by a parent company.  ASC 810 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary.  The Company adopted the provisions of ASC 810, effective January 1, 2009, as required.  As a result of the adoption, the Company has reported noncontrolling interest (previously minority interest) as a component of equity in the Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Consolidated Income Statements.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810.

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as a percentage of revenues:

	For the Years Ended December 31,
	2009		2008	2007
	(in thousands, except for per share data)
Revenues:		Percentage*		Percentage*		Percentage *
inVentiv Clinical	$209,538	19.5%	$216,934	19.4%	$186,927	19.1%
inVentiv Communications	309,884	28.9%	341,887	30.5%	289,113	29.6%
inVentiv Commercial	413,313	38.6%	435,066	38.9%	400,786	41.0%
inVentiv Patient Outcomes	139,226	13.0%	125,925	11.2%	100,474	10.3%
Total revenues	1,071,961	100.0%	1,119,812	100.0%	977,300	100.0%

Cost of services:
inVentiv Clinical	153,822	73.4%	149,531	68.9%	127,492	68.2%
inVentiv Communications	169,539	54.7%	199,160	58.3%	175,801	60.8%
inVentiv Commercial	326,822	79.1%	347,611	79.9%	317,693	79.3%
inVentiv Patient Outcomes	79,452	57.1%	76,140	60.5%	60,576	60.3%
Total cost of services	729,635	68.1%	772,442	69.0%	681,562	69.7%

Selling, general and administrative expenses:
inVentiv Clinical	45,347	21.6%	50,617	23.3%	45,223	24.2%
inVentiv Communications	93,812	30.3%	99,186	29.0%	71,329	24.7%
inVentiv Commercial	45,275	11.0%	43,288	10.0%	45,505	11.4%
inVentiv Patient Outcomes	30,754	22.1%	26,940	21.4%	21,638	21.5%
Other	26,565	--	21,653	--	17,250	--
Total Selling, general and administrative expenses:	241,753	22.5%	241,684	21.6%	200,945	20.6%

Impairment of goodwill and other intangible assets	--	--	267,849	23.9%	--	--

Total operating income (loss)	100,573	9.4%	(162,163)	(14.5)%	94,793	9.7%
Interest expense	(23,125)	(2.2)%	(25,464)	(2.3)%	(20,717)	(2.1)%
Interest income	187	0.1%	1,983	0.2%	3,039	0.3%
Income (loss) from continuing operations before income tax (provision) benefit, and (loss) income from equity investments	77,635	7.3%	(185,644)	(16.6)%	77,115	7.9%
Income tax (provision) benefit	(29,870)	(2.8)%	58,207	5.2%	(29,401)	(3.0)%
Income (loss) from continuing operations before (loss) income from equity investments	47,765	4.5%	(127,437)	(11.4)%	47,714	4.9%
(Loss) income from equity investments	(82)	--	(102)	--	582	--
Income (loss) from continuing operations	47,683	4.5%	(127,539)	(11.4)%	48,296	4.9%
Income from discontinued operations:
Gains on disposals of discontinued operations, net of taxes	--	--	664	0.1%	258	0.1%
Income from discontinued operations	--	--	664	0.1%	258	0.1%

Net (loss) income	47,683	4.5%	(126,875)	(11.3)%	48,554	5.0%
Less: Net income attributable to the noncontrolling interest	(812)	(0.1)%	(1,146)	(0.1)%	(1,070)	(0.1)%
Net income (loss) attributable to inVentiv Health, Inc.	$46,871	4.4%	($128,021)	(11.4)%	$47,484	4.9%

Earnings (loss) per share:
Continuing operations:
Basic	$1.40		($3.89)		$1.50
Diluted	$1.39		($3.89)		$1.46
Discontinued operations:
Basic	$0.00		$0.02		$0.00
Diluted	$0.00		$0.02		$0.01
Net income (loss):
Basic	$1.40		($3.87)		$1.50
Diluted	$1.39		($3.87)		$1.47

*Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue.  All other line items are displayed as a percentage of total revenues.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues:  Revenues decreased by approximately $48 million, or 4%, to $1.07 billion during 2009, from $1.12 billion during 2008.  Net revenues decreased by approximately $24 million, or 3%, to $928 million during 2009, from $952 million during 2008.

inVentiv Clinical’s revenues were $210 million during 2009, a decrease of $7 million, or 3%, compared to $217 million during 2008.  Revenues in inVentiv Clinical were lower in 2009 predominantly due to a softening in the demand for our resourcing services due to the current economic environment.  Although our clinical staffing services providers continue to be the industry leaders in providing clinical research professional contract personnel, this part of our segment was challenged throughout 2009.  Net placements declined in 2009, reflective of reduced clinical research spending.  Order volume increased nominally in the fourth quarter over previous 2009 quarterly order volumes.

inVentiv Communications’ revenues were $310 million during 2009, a decrease of $32 million, or 9%, from 2008.  inVentiv Communications’ revenues accounted for 29% of total inVentiv revenues during 2009.  The majority of this decrease is due to lower pass-through revenues as a result of our clients focus on advertising services that are cost efficient in delivering the message to their customers.  The remaining decrease relates to a softening in the demand for our marketing services due to the current economic environment.

inVentiv Commercial’s revenues were $413 million during 2009, a decrease of $22 million, or 5%, from 2008.  The decrease in revenues was due to delays in decision making by our clients and proposals that did not materialize into new contracts.  These decreases were  partially offset by the launch of our Japan sales teams and the acquisition of PLS, which contributed $13 million of revenues during 2009, as opposed to $1 million during the fourth quarter of 2008, when PLS was acquired.

inVentiv Patient Outcomes’ revenues were $139 million during 2009, up $13 million from 2008.  Revenues from acquisition growth represented 76% of this increase, with the remainder due to organic growth from our patient services programs.

Cost of Services:  Cost of services decreased by approximately $42 million or 5%, to $730 million for 2009 from $772 million in 2008.  Cost of services as a percentage of revenues decreased slightly to 68% for 2009 from 69% in 2008.

inVentiv Clinical’s cost of services increased by approximately $4 million, or 3%, to $154 million during 2009 from $150 million during 2008.  Cost of services as a percentage of revenues was 73% and 69% during 2009 and 2008, respectively.   The increased percentage was primarily due to an increase in our CRO Services teams’ headcounts and increased pass-through expenses.

inVentiv Communications’ cost of services decreased by approximately $29 million, or 15%, to $170 million during 2009 from $199 million during 2008.  Cost of services as a percentage of revenues decreased from 58% in 2008 to 55% in 2009, mainly due to the decrease in pass-through revenues, as described above.

inVentiv Commercial’s cost of services decreased by approximately 6% during 2009 from 2008.  Cost of services was 79% of inVentiv Commercial’s revenues during 2009 and 80% of revenues during 2008.  This decreased percentage of cost of services is primarily due to lower fuel costs in 2009 compared to 2008 for our applicable contract sales representative agreements.

inVentiv Patient Outcomes’ cost of services increased by approximately $3 million, or 4%, to $79 million during 2009 from $76 million during 2008.  The increase was primarily due to the growth in revenue, as described above.

Selling, General and Administrative ("SG&A"):  SG&A expenses, which also encompass the activities of the corporate management group, stayed consistent at $242 million in 2009 and 2008.  Unfavorable medical claims experience and the inclusion of PMG and PLS were offset by cost reductions at Clinical and Communications, as more fully highlighted below.

SG&A expenses at inVentiv Clinical was approximately $45 million in 2009, compared to $51 million in 2008.  The decrease was primarily due to lower commissions in our resourcing and permanent placement groups as a result of the lower revenue, and various reductions in force.

SG&A expenses at inVentiv Communications decreased $5 million to $94 million in 2009, primarily due to various reductions in force and other cost savings initiatives.

SG&A expenses at inVentiv Commercial increased by approximately $2 million to $45 million during 2009 from 2008.  This increase was primarily due to the inclusion of results from PLS and Japan sales teams and costs related to moving facilities in July 2009, offset by the integration of certain departments into the Corporate function.

SG&A expenses at inVentiv Patient Outcomes increased by $4 million to $31 million during 2009, mainly due to the acquisition of PMG.

Other SG&A, which mainly represents Corporate costs, increased by approximately 23%, to $27 million from 2009 to 2008.  This increase was mainly related to unfavorable claims experience from our self-insured medical plan as well as an integration of certain divisional departments into a corporate function in 2009.  Included in Other SG&A is approximately $2.1 million of pre-acquisition tax liabilities as described below in Provision for Income Taxes.

Impairment of Goodwill and Other Intangible Assets:  In conjunction with the preparation, review and audit of financial statements for our 2008 fiscal year, as a result of adverse equity market conditions that caused a decrease in the current market multiples and our stock price, we concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of our goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets, and $30 million of definite-lived assets.  There was no impairment of goodwill and other intangible assets during 2009.

Interest Expense:  Interest expense was approximately $23 million and $25 million for 2009 and 2008, respectively.  The decrease was mainly due to interest savings from a lower principal balance on our Credit Agreement, as more fully explained in Liquidity and Capital Resources, and lower capitalized interest on the fleet vehicles from our inVentiv Commercial segment.

Provision for Income Taxes:  Our 2009 effective tax rate is 38.9%.  Included in this rate are $2.1 million of foreign taxes and a tax benefit due to the expiration of the statute of limitations related to pre-acquisition liabilities of $2.1 million that were recognized in accordance with ASC 805, which was adopted as of January 1, 2009.

  In December 2008, we recognized a reduction in a tax benefit of approximately $14.9 million relating to the impairment of $267.8 million of intangible assets.  Including the impact of the impairment our annual effective tax rate was 31.1% in 2008.

 Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and are subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

Net (Loss) Income and Earnings Per Share ("EPS"): inVentiv’s net income increased by approximately $175 million from net income of $47 million in 2009 compared to a net loss of $128 million during 2008.  Earnings per share increased to $1.39 from a loss of $(3.87) per share in 2008.  The aforementioned 2008 impairment charge, which did not affect inVentiv’s current operations, liquidity or cash position, was the main factor in the increase for the respective periods.

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

inVentiv Communications’ revenues were $342 million during 2008, an increase of $53 million, or 18%, from 2007.  inVentiv Communications’ revenues accounted for 31% of total inVentiv revenues during 2008.  Revenues from acquisition growth represented 96% of this increase The remainder of this variance mainly relates to recent business wins in various advertising and communications’ agencies.

inVentiv Commercial’s revenues were $435 million during 2008, an increase of $34 million, or 8%, from 2007.  Approximately 7% of the increase related to acquisition growth, with the remainder relating to new business wins and expansion of its embedded teams, which more than offset revenues from contracts that wound down in the ordinary course.

inVentiv Patient Outcomes’ revenues were $126 million during 2008, up $26 million from 2007.  Revenues from acquisition growth represented 57% of this increase, with the remainder relating to organic growth from Adheris and TTI.  The inVentiv Patient Outcomes segment, which was formed in August 2007, more closely links our various patient-oriented business units, including Adheris, which was formerly reported in the Communications’ segment, Franklin’s patient assistance and reimbursement offerings, which was formerly reported in the Commercial segment, TTI’s clinical education services which was formerly reported in the Commercial segment, AWAC and PMG.

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

inVentiv Communications’ cost of services increased by approximately $23 million, or 13%, to $199 million during 2008 from $176 million during 2007.  Cost of services as a percentage of revenues decreased from 61% in 2007 to 58% in 2008, mainly due to increased contribution of higher gross margins from 2007 businesses, such as CCA.

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

SG&A:  SG&A expenses, which also encompasses the activities of the corporate management group, increased by approximately $41 million, or 20%, to $242 million in 2008 from $201 million 2007, mainly due to additional acquisitions in 2007 and 2008.

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

Other SG&A increased by approximately 29%, or $5 million from 2007 to 2008.  This increase relates to annual increases in equity and non-equity compensation expense from the previous year, inclusive of changes resulting from additional corporate personnel transferring from the operating units; and $2.6 million of other than temporary impairment of marketable securities.  See “Liquidity and Capital Resources” for further discussion of other than temporary impairment of marketable securities.

Impairment of Goodwill and Other Intangible Assets:  In conjunction with the preparation, review and audit of financial statements for our 2008 fiscal year, as a result of adverse equity market conditions that caused a decrease in the current market multiples and our stock price, we concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of our goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets, and $30 million of definite-lived assets.

Interest Expense:  Interest expense increased to approximately $25 million in 2008 from 2007.  The difference was due to higher interest on the additional $166 million borrowed under our amended credit agreement entered into in July 2007, as more fully explained in Liquidity and Capital Resources.

Provision for Income Taxes:  Our 2008 annual effective tax rate was 31.1%, which includes an 8% rate reduction relating to the impairment of $268 million of goodwill and intangible assets.  Our 2007 annual effective tax rate was 38.4%, including a first quarter 2007 benefit of approximately $1.0 million related to the net tax benefit of state tax reserves.

Our current effective tax rate is based on current projections for earnings in the tax jurisdictions in which we do business and are subject to taxation.  Our effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

EPS: inVentiv’s net loss decreased by approximately $175 million to a net loss of $128 million during 2008 when compared to 2007, and earnings per share decreased to $(3.87) per share in 2008 from $1.47 per share during 2007.  The aforementioned impairment charge, which did not affect inVentiv’s  2007 operations, liquidity or cash position, contributed to the loss in 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $133 million of unrestricted cash and equivalents, an increase of $43 million from December 31, 2008.  For the year ended December 31, 2008 compared to 2009, cash provided by operations increased by $38 million from $87 million to $125 million.  Cash used in investing activities increased from $28 million to $64 million for the year ended December 31, 2008 and 2009, respectively.  Cash from financing activities increased slightly from a use of $18 million to a use of $19 million over the same comparative periods.

Cash provided by operations was $125 million during the year ended December 31, 2009, while cash provided by operations was $87 million in the year ended December 31, 2008.  This increase primarily resulted from the timing of collections of  our receivables, client advances and unearned revenues;  landlord reimbursements from the relocation of our Corporate facility in New Jersey during the third quarter of 2009; and the timing of certain bonus payments.

Cash used in investing activities increased by $36 million from $28 million to $64 million for the years ended December 31, 2008 and 2009, respectively.  We paid $46 million of cash in 2009 primarily relating to the earnout contingency payments from previous acquisitions and the Paragon Rx acquisition, and we paid $48 million in 2008 primarily relating to the earnout contingency payments from previous acquisitions and the acquisitions of PMG and PLS.  During 2009 and 2008, the Company also received proceeds of $10 million and $32 million, respectively, from our investment in the Columbia Strategic Cash Portfolio (“CSCP”).  Finally, we acquired $25 million of property and equipment during 2009 compared to $17 million during 2008.  The majority of the difference relates to acquiring new property and equipment for our Corporate facility in New Jersey.

Cash from financing activities increased slightly from a use of $18 million to a use of $19 million during 2008 and 2009, respectively, mainly consisting of debt repayments and capital lease obligations.

Our principal external source of liquidity is our syndicated, secured Amended and Restated Credit Agreement with UBS AG, and the other lenders party thereto.  The key features of the Amended and Restated Credit Agreement are as follows:

A $330 million term loan facility was made available to inVentiv in a single drawing, which was used to:
  refinance the existing October 2005 credit facility, which had a remaining balance of  $164 million, and fund the acquisitions of CCA and AWAC and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.
The credit agreement also contains a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility.  The term loan will mature on July 6, 2014, with scheduled amortization of 1% per year until the final year of the Amended and Restated Credit Agreement, during which 94% of the term loan is to be repaid.  The revolving loans will mature on July 6, 2013.

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

Interest on the loans accrue, at our election, at either (1) the Alternate Base Rate (which is the greater of UBS’s prime rate and federal funds effective rate plus 1/2 of 1%) or (2) the Adjusted LIBOR Rate, with interest periods determined at our option of 1, 2, 3 or 6 months (or, if the affected lenders agree, 9 months), in each case plus a spread based on the type of loan and method of interest rate determination elected.  We have the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.

The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The credit agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 commencing with our 2010 fiscal year (the permitted leverage ratio was 4.0 to 1.0 through December 31, 2009; our leverage ratio was 2.5 to 1.0 as of December 31, 2009).

Effective September 6, 2007, we entered into a five-year swap arrangement for $165 million, in which the notional amount increased to $325 million upon the expiration of our 2005 swap arrangement in December 2008, to hedge against our credit exposure under the Amended and Restated Credit Agreement.  The swap arrangement is explained in more detail in Part I, Item 3 below.

We believe that our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months to medium term.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2007, 2008 and 2009 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 3 to our consolidated financial statements included in Part II, Item 8 of this report.

Commitments and Contractual Obligations
A summary of our current contractual obligations and commercial commitments is as follows:

(Amounts in thousands)	Amounts Due In
Contractual Obligations	Total Obligation	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 years	Other
Long term debt obligations (a)	$408,437	$24,769	$48,570	$335,098	$--	$--
Capital lease obligations (b)	24,366	9,751	13,556	1,059	--	--
Operating leases (c)	136,503	22,760	38,447	26,615	48,681	--
Other tax liabilities (d)	7,204	--	--	--	--	7,204
Total obligations	$576,510	$57,280	$100,573	$362,772	$48,681	$7,204

    (a)  These future commitments represent the principal and interest payments under the $330 million term loan under our credit facility.

    (b)  These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2009 but will be recorded as incurred.

    (c)  Operating leases include facility lease obligations in which the lease agreement may expire during the five-year period, but are expected to continue on a monthly basis beyond the lease term, as provided for in the leasing arrangements.

    (d)  The timing of future cash outflows associated with these tax liabilities is highly uncertain and accordingly has been disclosed in Other as shown above.

The acquisition agreements entered into in connection with most of our acquisitions include earnout provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See note 3 to our consolidated financial statements included in Part II, Item 8 of this report.

Effect of Inflation

Because of the relatively low level of inflation experienced in the United States, inflation did not have a material impact on our consolidated results of operations for 2009, 2008 or 2007, except for fluctuations in gas prices in 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4)(ii) of SEC Regulation S-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Forward-looking statements include all matters that are not historical facts and include statements concerning:

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
  our expectations regarding the impact of the adoption of certain accounting standards; and
  our expectations regarding the potential impact of pending litigation.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include the following:

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
  our ability to accurately forecast costs to be incurred in providing services under fixed price contracts our ability to accurately forecast insurance claims within our self-insured programs;
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-Term Debt Exposure

At December 31, 2009, we had approximately $322 million debt outstanding under our secured term loan as described in “Liquidity and Capital Resources” in Item 7 above.  We will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at December 31, 2009, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with the derivative financial instrument.

Derivative Financial Instrument

On September 6, 2007, we entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of our original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, we employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method under ASC 815 to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $24.6 million and $30.8 million as of December 31, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2009, and accordingly, $6.2 million ($3.8 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on our Consolidated Balance Sheet.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, Japanese and Canadian subsidiaries and equity investments and noncontrolling interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in ASC 830.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2009, the accumulated other comprehensive losses related to foreign currency translations was approximately $1.8 million.  Foreign currency transaction gains and losses are included in the results of operations and are not material.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our assessment excludes the Paragon Rx business we acquired in 2009 as allowed under the rules and clarifications provided by the Securities and Exchange Commission and the Public Company Accounting Oversight Board (United States).  The financial statements of this acquired business constitute 1% and 0% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2009.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.  Deloitte & Touche LLP has issued its report, which is part of its report set forth below, on our management's assessment of the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

inVentiv Health, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of inVentiv Health, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Paragon Rx which was acquired in 2009, and whose financial statements reflect total assets and revenues constituting 1% and 0%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at the aforementioned Paragon Rx.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inVentiv Health, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche, LLP
Parsippany New Jersey
February 24, 2010

INVENTIV HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and equivalents	$132,818	$90,463
Restricted cash and marketable securities	2,539	8,069
Accounts receivable, net of allowances for doubtful accounts of $5,254 and $4,787 at
December 31, 2009 and 2008, respectively	160,012	158,689
Unbilled services	76,502	86,390
Prepaid expenses and other current assets	12,676	16,880
Current tax assets	4,408	595
Current deferred tax assets	12,881	9,198
Total current assets	401,836	370,284

Property and equipment, net	65,243	63,382
Investments in affiliates	1,873	1,423
Goodwill	262,528	215,526
Other intangibles, net	218,283	226,509
Non-current deferred tax assets	58,920	75,172
Deposits and other assets	21,280	20,820
Total assets	$1,029,963	$973,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$9,293	$13,417
Current portion of long-term debt	3,455	4,279
Accrued payroll, accounts payable and accrued expenses	129,471	129,009
Current income tax liabilities	--	2,736
Client advances and unearned revenue	65,437	57,223
Total current liabilities	207,656	206,664

Capital lease obligations, net of current portion	14,080	25,010
Long-term debt	318,450	321,828
Non-current income tax liabilities	5,758	5,636
Other non-current liabilities	54,766	46,334
Total liabilities	600,710	605,472

Equity:
inVentiv Health Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
December 31, 2009 and 2008, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,630,886 and 33,272,543
Shares issued and outstanding at December 31, 2009 and 2008, respectively	34	33
Additional paid-in-capital	404,763	394,560
Accumulated other comprehensive losses	(16,203)	(20,869)
Accumulated earnings (deficit)	40,661	(6,210)
Total inVentiv Health Inc. stockholders’ equity	429,255	367,514
Noncontrolling interest	(2)	130
Total equity	429,253	367,644
Total liabilities and stockholders’ equity	$1,029,963	$973,116

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Net Revenues	$927,878	$951,656	$796,659
Reimbursed out-of-pocket expenses	144,083	168,156	180,641
Total Revenues	1,071,961	1,119,812	977,300
Operating expenses:
Cost of services	582,835	598,465	498,106
Reimbursable out-of-pocket expenses	146,800	173,977	183,456
Selling, general and administrative expenses	241,753	241,684	200,945
Impairment of goodwill and other intangible assets	--	267,849	--
Total operating expenses	971,388	1,281,975	882,507
Operating income (loss)	100,573	(162,163)	94,793
Interest expense	(23,125)	(25,464)	(20,717)
Interest income	187	1,983	3,039
Income (loss) from continuing operations before income tax (provision) benefit and (loss) income from equity investments	77,635	(185,644)	77,115
Income tax (provision) benefit	(29,870)	58,207	(29,401)
Income (loss) from continuing operations before (loss) income from equity investments	47,765	(127,437)	47,714
(Loss) income from equity investments	(82)	(102)	582
Income (loss) from continuing operations	47,683	(127,539)	48,296

Income from discontinued operations:
Gains on disposals of discontinued operations, net of tax benefit (expense) of $--, $73 and $(131) for the years ended December 31, 2009, 2008 and 2007, respectively	--	664	258
Income from discontinued operations	--	664	258

Net income (loss)	47,683	(126,875)	48,554
Less: Net income attributable to the noncontrolling interest	(812)	(1,146)	(1,070)
Net income (loss) attributable to inVentiv Health, Inc.	$46,871	$(128,021)	$47,484

Earnings (loss) per share:
Continuing operations:
Basic	$1.40	$(3.89)	$1.50
Diluted	$1.39	$(3.89)	$1.46
Discontinued operations:
Basic	$0.00	$0.02	$0.00
Diluted	$0.00	$0.02	$0.01
Net income (loss):
Basic	$1.40	$(3.87)	$1.50
Diluted	$1.39	$(3.87)	$1.47
Weighted average common shares outstanding:
Basic	33,502	33,043	31,578
Diluted	33,798	33,043	32,267

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands)
	Common Stock	Additional Paid-In Capital	Accumulated earnings (deficit)	Comprehensive Income (Losses)	Accumulated Other Comprehensive Income (Losses)	Noncontrolling Interest	Total
Balance at December 31, 2006 (revised)	30	$284,331	$74,327		$(226)	$115	$358,577
Net income			47,484	47,484		1,070	48,554
Foreign currency translation adjustment				396	396		396
Net change in effective portion of derivative, net of taxes				(6,663)	(6,663)		(6,663)
				41,217
Vesting of restricted shares		5,222					5,222
Withhold shares for taxes		(873)					(873)
Consultant compensation		796					796
Exercise of stock options	1	6,908					6,909
Stock option expense		4,494					4,494
Tax benefit from exercise of employee stock options and vesting of restricted stock		8,066					8,066
Issuance of shares in connection with acquisitions	1	53,172					53,173
Distribution						(1,025)	(1,025)
Balance at December 31, 2007 (revised)	32	362,116	121,811		(6,493)	160	477,626
Net loss			(128,021)	(128,021)		1,146	(126,875)
Foreign currency translation Adjustment				(3,445)	(3,445)		(3,445)
Net change in effective portion of derivative, net of taxes				(10,931)	(10,931)		(10,931)
				(142,397)
Vesting of restricted shares		6,832					6,832
Withhold shares for taxes		(1,111)					(1,111)
Consultant compensation		127					127
Exercise of stock options		2,387					2,387
Stock option expense		3,752					3,752
Tax benefit from exercise of employee stock options and vesting of restricted stock		387					387
Issuance of shares in connection with acquisitions	1	18,920					18,921
Distribution						(1,176)	(1,176)
Acquisition-related equity plan		1,150					1,150
Balance at December 31, 2008 (revised)	33	394,560	(6,210)		(20,869)	130	367,644
Net income			46,871	46,871		812	47,683
Foreign currency translation Adjustment				843	843		843
Unrealized loss on marketable securities				(7)	(7)		(7)
Net change in effective portion of derivative, net of taxes				3,830	3,830		3,830
				51,537
Vesting of restricted shares	1	5,779					5,780
Withhold shares for taxes		(601)					(601)
Consultant compensation		139					139
Exercise of stock options		885					885
Stock option expense		3,164					3,164
Tax benefit from exercise of employee stock options and vesting of restricted stock		(1,272)					(1,272)
Issuance of shares in connection with acquisitions		2,623					2,623
Purchase from remaining shares from noncontrolling interest		(1,682)				(282)	(1,964)
Acquisition-related equity plan		1,168					1,168
Distribution						(662)	(662)
Balance at December 31, 2009	34	$404,763	$40,661		$(16,203)	$(2)	$429,253

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years Ended
	December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$47,683	$(126,875)	$48,554
Income from discontinued operations	--	(664)	(258)
Income (loss) from continuing operations	47,683	(127,539)	48,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,910	20,870	18,169
Amortization	12,398	15,118	10,939
Tradename writeoff	117	--	--
Loss (income) from equity investments	82	102	(582)
Fair market value adjustment on derivative financial instrument	--	1,121	1,218
Deferred taxes	12,569	(93,255)	(6,384)
Impairment of goodwill and other intangible assets	--	267,849	--
Adjustment of marketable securities	(1,844)	2,561	841
Stock compensation expense	8,943	10,584	9,716
Tax benefit from stock option exercises and vesting of restricted shares	1,179	3,225	9,801
Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	(619)	7,097	(12,765)
Unbilled services	9,894	4,585	(10,508)
Prepaid expenses and other current assets	4,231	3,399	(8,673)
Accrued payroll, accounts payable and accrued expenses	1,794	(10,300)	(3,472)
Net tax liabilities	(8,878)	(9,200)	10,928
Client advances and unearned revenue	8,055	(19,782)	3,186
Excess tax benefits from stock based compensation	1,274	(252)	(7,928)
Other	7,968	10,234	(3,893)
Net cash provided by continuing operations	125,756	86,417	58,889
Net cash (used in) provided by discontinued operations	(613)	508	(221)
Net cash provided by operating activities	125,143	86,925	58,668

Cash flows from investing activities:
Restricted cash balances and marketable securities	(150)	524	(46,343)
Investment in cash value of life insurance policies	(3,983)	270	(2,440)
Investment in marketable securities	11,248	32,286	--
Cash paid for acquisitions, net of cash acquired	(7,960)	(25,506)	(169,739)
Acquisition earnout cash payments	(38,264)	(22,126)	(23,556)
Investment in unconsolidated affiliates	(532)	(1,203)	37
Purchases of property and equipment	(25,382)	(17,449)	(10,446)
Proceeds from manufacturers rebates on leased vehicles	612	5,453	5,574
Net cash used in continuing operations	(64,411)	(27,751)	(246,913)
Net cash provided by discontinued operations	613	156	479
Net cash used in investing activities	(63,798)	(27,595)	(246,434)

Cash flows from financing activities:
Borrowings on credit agreement	--	--	166,250
Borrowings on line of credit, net of repayments	(948)	948	--
Repayments on credit agreement	(3,254)	(3,191)	(2,484)
Repayments of capital lease obligations	(13,278)	(15,685)	(15,538)
Fees to establish credit agreement	--	--	(2,154)
Withholding shares for taxes	(601)	(1,111)	(873)
Proceeds from exercise of stock options	885	2,387	6,908
Excess tax benefits from stock-based compensation	(1,274)	252	7,928
Distributions to noncontrolling interests in affiliated partnership	(944)	(1,178)	(1,216)
Net cash (used in) provided by continuing operations	(19,414)	(17,578)	158,821
Net cash provided by discontinued operations	--	--	--
Net cash (used in) provided by financing activities	(19,414)	(17,578)	158,821

Effect of exchange rate changes	424	(2,262)	83

Net increase (decrease) in cash and equivalents	42,355	39,490	(28,862)
Cash and equivalents, beginning of year	90,463	50,973	79,835
Cash and equivalents, end of year	$132,818	$90,463	$50,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,574	$23,610	$19,549
Cash paid for income taxes	$26,275	$33,076	$17,972
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	$7,582	$18,475	$13,532
Stock issuance related to acquisitions	$2,623	$18,921	$53,173

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business:

inVentiv Health Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical, life sciences and healthcare industries. The Company supports a broad range of clinical development, communications and commercialization activities that are critical to our customers' ability to complete the development of new drug products and medical devices and successfully commercialize them.  In addition, the Company provides medical cost containment services to payors in our patient outcomes business.  The Company’s goal is to assist our customers in meeting their objectives by providing our services in each of our operational areas on a flexible and cost-effective basis. The Company provides services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and third party administrators.

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

Business Segments

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2009:

  inVentiv Clinical, which provides professional resourcing and clinical research services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development and outsourced functional services in various areas, including clinical operations, medical affairs and biometrics/data management.  inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”), and Paragon Rx (“Paragon”), which was acquired in December 2009;
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
  inVentiv Commercial, which consists of our sales teams, sales support services, market research, commercial analytics, healthcare strategies, embedded partners, managed markets access, biotech/specialty managed markets, and integrated commercialization. This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics, and inVentiv Selling Solutions.  inVentiv Selling Solutions includes Promotech Logistics Solutions LLC ("PLS"), acquired in December 2008; and
  inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, clinical educator teams, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), The Therapeutics Institute (“TTI”), AWAC and Patient Marketing Group, LLC. (“PMG”) (acquired in August 2008).
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

2.  Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  Our continuing operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes.  All significant intercompany transactions have been eliminated in consolidation.  In December 2007, the Company increased its investment interest from 44% to 85% in Liedler, a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.   In December 2009 the Company increased its investment interest from 85% to 100%.  The Company accounted for Liedler as an equity investment until the 2007 acquisition date, and then included its results in our consolidated results thereafter.

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
  Functional Outsourcing and CRO Services- Revenues are recognized and recorded under the proportional performance method.  Certain contracts are also recognized and recorded when services are rendered.
  Executive Placement- Revenues are recognized and recorded at the time a candidate begins full-time employment.  Any write-offs due to cancellations and/or billing adjustments historically have been insignificant.
  Risk Evaluation and Mitigating Strategy (“REMS”)- Revenues are expected to be recognized and recorded under the proportional performance method.
inVentiv Communications

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
  Patient and Physician Education- Revenues are recognized and recorded using either the completed contract method or proportional performance method, depending on the terms of the specific contracts.

inVentiv Commercial

inVentiv Selling Solutions

  inVentiv Sales Teams- Revenues and associated costs are recognized and recorded under pharmaceutical detailing contracts based on the number of physician calls made or the number of sales representatives utilized.  Most of our Sales and Marketing Teams’ contracts involve two phases, an “Implementation phase", formerly referred to as "Deployment phase", typically one to three months, in which we perform initial recruiting, training and preparation for deployment of the field force at the start of a new contract, and the “Deployment phase", formerly referred to as “Promotion phase”, in which our deployed field force actively promotes specified products for clients through face-to-face interactions with physicians or other targets  referred to as “detailing”.
Our inVentiv Sales Teams contracts specify a separate fee for the initial “Implementation phase” of a project.  We consider the implementation phase to be a separate and distinct earnings process and recognize the related revenues throughout the implementation phase, which typically spans a period of one to three months at the beginning of the first year of a contract.  We generally recognize revenue during the "Deployment phase" of our inVentiv Sales Teams contracts on a straight-line basis based on the size of the deployed field force.  The accounting for the two phases is based on our analysis of the revenue recognition guidance applicable to multiple deliverable arrangements, in which we have concluded that the deployment and promotion phases are being sold separately and therefore qualify as separate units of accounting.

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

inVentiv Advance Insights

•
Planning and Analytics- Revenues for Advance Insights generally include fixed fees, which are recognized and recorded when monthly services are performed based on the proportional performance method and when payment is reasonably assured.  Advance Insights initial contracts typically range from one month to one year.  Revenues for additional services are recognized and recorded when the services are provided and payment is reasonably assured.

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

•
Clinical Nurse Educators, On-Call Specialists, and Medical Science Liaison Programs- Revenue recognition is the same as inVentiv Sales Teams, as the two services are similar in the business arrangement and fee structure.

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

General Revenue Recognition

Reimbursable Costs
Reimbursable costs, including those relating to travel and out-of pocket expenses, sales force bonuses tied to individual or product revenues, and other similar costs, are generally included in revenues, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which such amounts have been finalized.  In certain cases, based on the Company’s analysis of Accounting Standards Codification (“ASC” or “the codification”) 605, in regards to reimbursable revenues, the Company may also record certain reimbursable transactions, such as the placement of media advertisements where the Company acts as an agent, as net revenues.

Loss Contracts
The Company periodically analyzes its contracts to determine the likelihood and amount of any potential loss on a contract resulting from lower than anticipated product, field force or other performance.  In the event that current information illustrates a loss is likely to be incurred over the remaining life of the contract, the Company accrues that loss at the time it becomes probable.  The Company did not have any material loss contracts in 2009 or 2008 or 2007.

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

 Goodwill and Other Intangible Assets

Goodwill and other indefinite-life intangibles are assessed for potential impairment pursuant to the guidelines of ASC 350, on an annual basis (at June 30) or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment.  Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.  The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

The Company performed annual impairment tests as of June 30, 2008 and concluded that the existing goodwill and indefinite lived intangible tradename balances were not impaired.  During the fourth quarter of 2008, as a result of adverse equity market conditions that caused a decrease in the current market multiples and the company’s stock price, the Company concluded that a triggering event had occurred indicating potential impairment, and accordingly performed an impairment test of its goodwill and other intangible assets at December 31, 2008.  This interim impairment test resulted in pre-tax noncash goodwill and intangible asset impairment charges of approximately $268 million, including $238 million of indefinite-lived assets and $30 million of definite-lived assets.  See Note 7 for further details of these noncash goodwill and intangibles impairment charges.

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2009 for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Consolidated Balance Sheet were not impaired as of June 30, 2009.  The Company has determined that there are no factors present that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts and therefore the Company believes that no impairment exists as of December 31, 2009.

Impairment of Long-Lived Assets

ASC 360 establishes accounting standards for the impairment of long-lived assets.  The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.  As explained above, the Company performed an impairment test of its goodwill and intangible assets as of December 31, 2008, and recorded $30 million of pre-tax noncash impairment of certain definite-lived intangible assets.  There were no material impairment losses in 2009 or 2007.

Customer Relationships

           An important asset in most of our acquisition agreements have been the Company’s customer relationships, which primarily arise from the allocation of the purchase price of the respective businesses acquired.  Customer relationships typically are finite-lived intangible assets.

           The classification of the Company’s customer relationships and the determination of their appropriate useful lives require substantial judgment.  In the Company’s evaluation of the appropriate useful lives of these assets, we consider the nature and terms of the underlying agreements; our intent and ability to use the customer relationships; the historical breadth of the respective customer relationships before being acquired by inVentiv and the projected growth of the customer relationships.

            These finite-lived customer relationships are amortized over their expected useful life, which generally ranges from four to sixteen years.  For these customer relationships, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

Claims and Insurance Accruals

The Company maintains self-insured retention limits for certain insurance policies.  The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions, which have been consistently applied.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation and auto liability claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the Company’s actual costs differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Basic EPS from Continuing Operations Computation
Income (loss) from continuing operations attributable to inVentiv Health, Inc.	$46,871	$(128,685)	$47,226
Weighted average number of common shares outstanding	33,502	33,043	31,578
Basic EPS from continuing operations attributable to inVentiv Health, Inc.	$1.40	$(3.89)	$1.50

Diluted EPS from Continuing Operations Computation
Income (loss) from continuing operations attributable to inVentiv Health, Inc.	$46,871	$(128,685)	$47,226
Weighted average number of common shares outstanding	33,502	33,043	31,578
Stock options (1)	55	n/a	497
Restricted awards (2)	241	n/a	192
Total diluted common shares outstanding	33,798	33,043	32,267
Diluted EPS from continuing operations attributable to inVentiv Health, Inc.	$1.39	$(3.89)	$1.46

(1)  For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, 1,731,834 shares, 271,227 shares and 145,510 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2)  For the years ended December 31, 2009, December 31, 2008 and December 31, 2007, 67,263 shares, 767,679 shares and negligible shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
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

Foreign Currency Translations

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, Japan and Canadian subsidiaries and equity investments and noncontrolling interests in its foreign business units, which are not material to its consolidated financial statements.  The Company’s treatment of foreign subsidiaries is consistent with the guidelines set forth in ASC 830, Foreign Currency Translations.  The financial statements of the Company’s subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At December 31, 2009, the accumulated other comprehensive losses related to foreign currency translations was approximately $1.8 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

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

Accounting for Stock Options

The Company follows ASC 718, which provides guidance in accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 of $8.9 million, $10.6 million and $9.7 million, respectively, of which $1.8 million, $2.3 million and $2.4 million, respectively, were recorded in cost of services and $7.1 million, $8.3 million and $7.3 million were recorded as Selling, General and Administrative expenses (“SG&A”), respectively.

Cash provided by financing activities (decreased) increased by ($1.3) million, $0.3 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to excess tax benefits from the exercise of stock-based awards.

As of January 1, 2008, the Company applied updated guidance of ASC 718 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company's accounting estimates, including but not limited to, determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows) and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is comprised of numerous assumptions regarding the Company's future revenues, cash flows, and operational results.  Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances.  Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.  Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ materially from previous estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Consolidated Financial Statements.

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 third quarter Form 10-Q.  The adoption of the codification did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s consolidated financial statements.  The Company adopted ASC 855, effective June 30, 2009, as required, and has evaluated all subsequent events through February 24, 2010 (the date the Company’s financial statements are issued).

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of ASC 820 are effective for the Company’s interim period ending on June 30, 2009. The implementation of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825 are effective for the Company’s interim period ending on June 30, 2009. The implementation of ASC 825 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The provisions of ASC 320 are effective for the Company’s interim period ending on June 30, 2009.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB updated ASC 820 to provide guidance of determining the fair value of a financial asset when the market for that asset is not active.  ASC 820 amended previous guidance on this topic to include guidance on how to determine the fair value of a financial asset in an inactive market.  This update of ASC 820 is effective immediately on issuance, including prior periods for which financial statements have not been issued.  The implementation of ASC 820 did not have a material impact on the Company’s financial position and results of operations.

In March 2008, the FASB updated ASC 815 to amend previous guidance regarding disclosures about derivative instruments and hedging activities. ASC 815 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk–related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008. The Company adopted ASC 815, effective January 1, 2009, as required.

In December 2007, the FASB updated ASC 805 for guidance regarding business combinations.  ASC 805 addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. ASC 805 also establishes expanded disclosure requirements for business combinations. The update to ASC 805 is effective January 1, 2009 and as such is being applied to the Paragon Rx acquisition in December 2009.  All acquisitions completed prior to January 1, 2009 will be treated in accordance with the guidance under ASC 805 before the updated guidance described above.  The Company adopted this update to ASC 805, effective January 1, 2009, as required for applicable acquisitions.

In December 2007, the FASB updated ASC 810 for noncontrolling interests in consolidated financial statements.  ASC 810 addresses the accounting and reporting framework for minority interests by a parent company.  ASC 810 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary.  The Company adopted the provisions of ASC 810, effective January 1, 2009, as required.  As a result of the adoption, the Company has reported noncontrolling interest (previously minority interest) as a component of equity in the Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Consolidated Income Statements.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810.

3.  Acquisitions:

Acquisitions are accounted for using purchase accounting, including the guidance of ASC 805 for all acquisitions prior to 2009 and the updated guidance the FASB issued relating to ASC 805 for acquisitions after January 1, 2009.  The financial results of the acquired businesses are included in the Company’s financial statements from their acquisition dates.  Earnout payments from acquisitions prior to 2009 are generally accrued at the end of an earnout period in conjunction with the preparation of the Company’s financial statements when the acquired company’s results are reviewed, as more fully described below.  The present value of earnout payments from acquisitions after January 1, 2009 is estimated and recorded as of the acquisition date, as required by the updated guidance of ASC 805. The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Pro forma financial information was not required to be disclosed for the 2008 and 2009 acquisitions noted below as they were not material to the consolidated operations of the Company prior to the dates they were acquired and began to be consolidated into the Company.

The following acquisition was consummated during 2009:

Paragon – In December 2009, the Company completed the acquisition of the net assets of Paragon for approximately $5.9 million in upfront cash and stock consideration, including post-closing adjustments yet to be finalized, as described in the table below.  As required by the updated guidance of ASC 805, effective January 1, 2009, the Company recorded an additional $4.1 million in earnout consideration based on Paragon’s estimated performance measurements during 2010 through 2012.  The $4.1 million is included on the December 31, 2009 consolidated balance sheet as part of other non-current liabilities.  Paragon is headquartered in Delaware and is a leading provider in designing and implementing REMS.  The Company acquired Paragon to strengthen its REMS capabilities, to complement its broad array of risk communications and REMS implementation services and to expand the breadth of inVentiv Clinical’s scope of safety science offerings.

The following table summarizes the purchase price for Paragon:
(in thousands)	Fair Value of Consideration
Fair Value of the Net Assets Acquired	$277
Customer Relationships	3,100
Technology	1,000
Tradename subject to amortization	250
Goodwill, excluding contingent consideration (tax deductible)	1,248
Total purchase price, before contingent consideration	5,875
Contingent consideration estimate at acquisition date	4,100
Total purchase price, including estimate of contingent consideration	$9,975

The $4.1 million of contingent consideration, as described above, is based on Paragon’s estimated performance measurements during 2010 through 2012 and represents the present value of the expected payments during these respective periods, using a discounted cash flow analysis.

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

PMG - In August 2008, the Company completed the acquisition of the net assets of PMG for approximately $15.2 million in cash, including certain post-closing adjustments and direct acquisition costs.  The Company will be obligated to make certain earnout payments, which may be material, contingent on PMG’s performance measurements during 2008 through 2009.  The amount accrued at December 31, 2009 for the 2009 earnout was $18.5 million.  PMG is headquartered in New Jersey and is a leading provider of patient relationship marketing services.  PMG’s financial results have been reflected in the inVentiv Patient Outcomes segment since the date of its acquisition.

The following acquisitions consummated prior to 2008 still have earnouts outstanding for future periods:

Acquisition	Acquisition Date	Segment	Unexpired Earnout Period
CCA	July 2007	Communications	July 2007- June 2010 (1)
AWAC	July 2007	Patient Outcomes	July 2007- June 2010
Addison Whitney	June 2007	Communications	July 2007- June 2010
Ignite	March 2007	Communications	April 2007- March 2010 (2)
Chamberlain	March 2007	Communications	January 2007-December 2009(3)

(1)  Under certain circumstances a portion of the earnout amount will be deferred and become payable based on the financial results of the CCA for the period July 2010- June 2011.
(2)  If the earnout payment for such period exceeds a specified amount, the excess will be deferred and become payable based on the financial results of Ignite for the period April 2010- March 2011.
(3)  The amount accrued at December 31, 2009 for the Chamberlain earnout period described above was $23.0 million.

4.  Significant Clients:

During the years ended December 31, 2009 and 2008, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across its inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

5.  Restricted Cash and Marketable Securities:

As of December 31, 2009 and December 31, 2008, there was approximately $1.4 million and $1.3 million of restricted cash, of which $0.4 million collateralizes outstanding letters of credit, to support the security deposits relating to the New York, Washington D.C, California and London offices, which are now reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances as restricted accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million at December 31, 2009 and December 31, 2008, respectively.

As of December 31, 2008, the Company had approximately $10.0 million invested in the Columbia Strategic Cash Portfolio (“CSCP”).  The CSCP balance was fully liquidated in December 2009.  Accordingly, the Company’s recorded balance in the CSCP was $6.3 million as of December 31, 2008 and is classified as restricted cash and marketable securities on the December 31, 2008 consolidated balance sheet.  During the periods ended December 31, 2009 and December 31, 2008, the Company recorded realized gain of $0.4 million and impairment of $2.6 million, respectively, relating to impairments of the Company's investment in the CSCP, which held certain asset-backed securities.  Consistent with the Company's investment policy guidelines, the majority of CSCP investments had AAA/Aaa credit ratings at the time of purchase.

The CSCP maintained a net asset value of $1 per unit until December 2007, after which the net asset value per unit fluctuated based on changes in market values of the securities held by the portfolio.  The process of liquidating CSCP’s portfolio was initiated in December 2007 and was fully liquidated in December 2009.  The $3.0 million net loss ($3.4 million cumulative impairment charge offset by $0.4 million realized gain) from inception through December 31, 2009 did not have a material impact on the company's liquidity or financial flexibility.

6.  Property and Equipment, net:

Property and equipment consist of the following:

	As of December 31,
	2009	2008
	(in thousands)
Buildings and leasehold improvements	$27,244	$15,479
Computer equipment and software	47,179	35,676
Vehicles	14,089	32,252
Furniture and fixtures	14,602	12,783
	103,114	96,190
Accumulated depreciation	(37,871)	(32,808)
	$65,243	$63,382

The vehicles have been recorded under the provisions of a capital lease.  The inVentiv Commercial segment has entered into a lease agreement to provide fleets of automobiles for sales representatives for certain client engagements.

Depreciation expense of property and equipment totaled $20.9 million, $20.9 million and $18.2 million in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007 inVentiv recorded $8.3 million, $11.2 million and $10.5 million of depreciation, respectively, on vehicles under capital lease.

7.  Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2008	$56,944	$190,958	$45,773	$90,039	$--	$383,714
Goodwill acquired during the year	--	--	1,561	5,202	--	6,763
Goodwill through contingent consideration(1)	32	31,127	--	12,153	--	43,312
Goodwill allocation (2)	--	(6,674)	--	--	--	(6,674)
Other adjustments	186	863 (4)	--	--	--	1,049
Impairment losses(3)	(41,344)	(112,667)	--	(58,627)	--	(212,638)
Balance as of December 31, 2008	$15,818	$103,607	$47,334	$48,767	$--	$215,526
Goodwill acquired during the year	1,248	--	--	--	--	1,248
Goodwill through contingent consideration(1)	4,100	23,088	--	18,506	--	45,694
Goodwill allocation(5)	--	--	60	--	--	60
Balance as of December 31, 2009	$21,166	$126,695	$47,394	$67,273	$--	$262,528

(1)
For acquisitions before January 1, 2009, the contingent consideration represents adjustments relating to the finalization of the earnouts for the respective periods.  For Paragon, the contingent consideration represents the estimated earnout at the acquisition date.

(2)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the final valuation, completed during 2008, for the Liedler acquisition, which was acquired on December 28, 2007.  Under ASC 805 guidance prior to January 1, 2009, if a business combination is consummated toward the end of an acquiring enterprise's fiscal year or the acquired enterprise is very large or unusually complex, the acquiring enterprise may not be able to obtain some of the data required to complete the allocation of the cost of the purchased enterprise for inclusion in its next annual financial report.  As such the valuation was not completed by the time the 2007 10-K was filed.

(3)
These amounts relate to the respective reporting unit noncash impairment charges of goodwill as a result of the interim impairment tests the Company performed at December 31, 2008.  The fair value of each reporting unit was estimated using the expected present value of future cash flows.  These impairment losses represent the total accumulated impairment losses related to our existing goodwill as of December 31, 2009.

(4)
This amount relates to a tax adjustment on the Chamberlain acquisition accounted for under the ASC 805 guidance, prior to January 1, 2009, relating to uncertainties related to income taxes in a purchase business combination.

(5)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the PLS acquisition.  Identifiable intangible assets were allocated at December 31, 2008, but were revised accordingly based on finalization of the valuation, as allowed under ASC 805 guidance prior to January 1, 2009.

Other intangible assets consist of the following:

	December 31, 2009			December 31, 2008
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$116,934	$(37,917)	$79,017	$113,896	$(27,177)	$86,719
Technology	15,168	(5,277)	9,891	14,168	(4,497)	9,671
Noncompete agreement	1,506	(1,127)	379	1,506	(911)	595
Tradenames subject to amortization	2,409	(1,163)	1,246	2,275	(790)	1,485
Other	1,232	(972)	260	1,232	(683)	549
Total definite-life intangibles	137,249	(46,456)	90,793	133,077	(34,058)	99,019
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$264,739	$(46,456)	$218,283	$260,567	$(34,058)	$226,509

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames.

(2)
The increase in total other intangibles is related to the Paragon acquisition, offset by the allocation of goodwill and identifiable intangible assets for the PLS acquisition, as described above and the writeoff of the Strategyx name, as described below.

The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,899	(1)
Customer relationships	116,934	10.7 years
Technology	15,168	13.8 years
Noncompete agreement	1,506	4.5 years
Other	1,232	4.5 years
Total	$264,739

(1)	$2.4 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at December 31, 2009, is expected to be $12.5 million in 2010, $12.1 million in 2011, $12.0 million in 2012, $10.7 million in 2013, $10.3 million in 2014 and $32.6 million thereafter.

The balances recorded on the Company’s Consolidated Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of ASC 350 and ASC 360.  In accordance with ASC 350, the Company uses the two-step process for periods in which impairment testing is performed.  The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

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

(in thousands)	2008 Impairment
Goodwill	$212,638
Intangible assets:
Customer relationships	5,605
Tradenames	25,833
Technology	23,773
Total Impairment	$267,849

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2009, as noted above, for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Consolidated Balance Sheet were not impaired as of June 30, 2009.  The Company has determined that there are no factors present that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts and therefore the Company believes that no impairment exists as of December 31, 2009.

      During the first quarter of 2009, the Company strategically changed its Strategy & Analytics’ name to Advance Insights, thereby discontinuing the usage of Health Products Research, Strategyx, Ventiv Access Services and Creative Healthcare Solutions names.  The Company accordingly recorded a $0.1 million tradename writeoff as a result of discontinuing the Strategyx name, which is included as part of selling, general and administrative expenses in the consolidated income statement.

8.  Debt:

The Company is party to an Amended and Restated Credit Agreement (“the Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility.  The Credit Agreement was used to:

•	amend the existing October 2005 credit facility, with a remaining balance of $164 million, and

•
enter into a new $166 million loan to help fund the acquisitions of Chandler Chicco Agency and AWAC, and pay the fees associated with the new credit facility, with the balance retained by inVentiv as working capital.

The term loan will mature on July 6, 2014, with scheduled quarterly amortization of 1% per year until the final year (July 2013 – July 2014) of the Amended and Restated Credit Agreement, during which 94% of the term loan is to be repaid. The revolving loans will mature on July 6, 2013. Amounts advanced under the Credit Agreement must be prepaid with a percentage, determined based on a leverage test set forth in the Credit Agreement, of Excess Cash Flow (as defined in the Credit Agreement) and the proceeds of certain non-ordinary course asset sales, certain issuances of debt obligations and 50% of certain issuances of equity securities of inVentiv and its subsidiaries, subject to certain exceptions. inVentiv may elect to prepay the loans, in whole or in part at any time, in certain minimum principal amounts, without penalty or premium (other than normal LIBOR break funding costs). Amounts borrowed under the Credit Agreement in respect of term loans  that are repaid or prepaid may not be reborrowed. Amounts borrowed under the Credit Agreement in respect of revolving loans may be paid or prepaid and reborrowed.

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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Company has certain restrictions under this Credit Agreement to pay dividends.  The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 4.0 to 1.0 (the permitted leverage ratio was 3.5 to 1.0 through December 31, 2009; the Company’s leverage ratio was 2.5 to 1.0 as of December 31, 2009).

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of December 31, 2009 and December 31, 2008 was 0.25% and 1.43%, respectively.  As disclosed in Note 12, the Company has a derivative financial instrument, currently with a notional amount of $322 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility under the provisions of ASC 470, and its term loan under the provisions of ASC 470. In amending its revolving credit facility, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in ASC 470.  In connection with an amendment of our existing $164 million term loan, under the terms of ASC 470, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs was approximately $3.4 million and $3.9 million and are included in Deposits and Other Assets on the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively.

The following table displays the required future commitment of the Company’s debt:

Years Ending December 31,	(in thousands)
2010	$3,455
2011	3,300
2012	3,300
2013	156,750
2014	155,100
Total minimum payments	$321,905

9.  Accrued Payroll, Accounts Payable and Accrued Expenses:

Accrued payroll, accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
	(in thousands)
Accrued payroll and related employee benefits	$36,103	$38,733
Accounts payable	11,123	10,421
Accrued media liability	9,008	9,415
Accrued insurance	11,255	9,912
Accrued commissions	4,468	6,185
Accrued professional fees	4,983	4,403
Contingent consideration from acquisitions	41,585	40,875
Accrued expenses	10,946	9,065
	$129,471	$129,009

10.           Fair Value Measurement

As discussed in Note 2, the Company adopted updated fair value measurement guidance on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of fair value measurement guidance was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Fair value guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and the basis for that measurement:

(in thousands)	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$10,416	$417	$--	$9,999
Deferred Compensation Plan Assets	6,691	--	6,691	--
TOTAL ASSETS	$17,107	$417	$6,691	$9,999

LIABILITIES
Deferred Compensation Plan Liabilities	$6,762	$--	$6,762	$--
Derivative Liabilities	30,783	--	--	30,783
TOTAL LIABILITIES	$37,545	$--	$6,762	$30,783

(in thousands)	Total Fair Value Measurement December 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$1,014		$--	$1,014	$--
Deferred Compensation Plan Assets	10,413		--	10,413	--
TOTAL ASSETS	$11,427		$--	$11,427	$--

LIABILITIES
Deferred Compensation Plan Liabilities	$9,393		$--	$9,393	$--
Derivative Liabilities	24,572		--	--	24,572
Acquisition–related contingent consideration	4,100	(1)			4,100
TOTAL LIABILITIES	$38,065		$--	$9,393	$28,672

(1) See Note 3 for further details of the acquisition –related contingent consideration

As a result of market conditions related to the interest rate environment, the Company updated its valuation of its five-year interest rate derivative as of December 31, 2008 and December 31, 2009, resulting in a credit value adjustment of $4.8 million and $1.8 million, respectively, to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 12).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.

As a result of the decrease in available investment prices from September 30, 2008 to December 31, 2008 due to market conditions, the Company changed its classification of marketable securities from a Level 2 input to a Level 3 input.    The Company incurred a $2.6 million impairment charge during 2008, of which $2.0 million was in the fourth quarter of 2008 and primarily related to the lack of liquidity and resulting distressed values of investments in the marketplace.  These factors resulted in a significant percentage of the securities within CSCP that required unobservable inputs, which was not materially present through September 30, 2008.  These significant inputs included interest rate curves, credit curves and creditworthiness of the counterparty.  The classification was not necessary as of December 31, 2009, as the CSCP has been fully liquidated.

The following is a rollforward of the Level 3 assets and liabilities from January 1, 2008 through December 31, 2009:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	CSCP
Balance at January 1, 2008	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	9,999
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	415
Included in other comprehensive income	--
Purchases, issuances and settlements	(10,414)
Transfers in and/or out of Level 3	--
Balance at December 31, 2009	$--

LIABILITIES	Derivative/Acquisition-related Contingent Consideration
Balance at January 1, 2008	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Deferred tax impact of other comprehensive income	--
Transfers in and/or out of Level 3	10,491
Balance at September 30, 2008	$10,491
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	12,058
Deferred tax impact of other comprehensive income	8,234
Transfers in and/or out of Level 3	--
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(3,828)
Deferred tax impact of other comprehensive income	(2,383)
Acquisition –related contingent consideration (1)	4,100
Transfers in and/or out of Level 3	--
Balance at December 31, 2009	$28,672
(1) See Note 3 for further details of the acquisition –related contingent consideration.

11. Leases:

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The operating leases are expensed on a straight-line basis and may include certain renewal options and escalation clauses.

The following is a schedule of future minimum lease payments for these operating leases at December 31, 2009 (in thousands):

Years Ending December 31,
2010	$22,760
2011	20,397
2012	18,050
2013	14,452
2014	12,163
Thereafter	48,681
Total minimum lease payments	$136,503

Rental expense charged to operations was approximately $22.7 million, $19.0 million and $13.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also has commitments under capital leases.  The following is a schedule of future minimum lease payments for these capital leases at December 31, 2009 (in thousands):

(a)
Years Ending December 31,
2010	$9,751
2011	8,765
2012	4,791
2013	942
2014	117
Total minimum lease payments	24,366
Amount representing interest and management fees	(993)
23,373
Current portion	(9,293)
Non-current lease obligations	$14,080

(a) These future commitments include interest and management fees, which are not recorded on the Consolidated Balance Sheet as of December 31, 2009 but will be recorded as incurred.

12.  Derivative Financial Instruments:

ASC 815, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses.  We record the fair market value of our derivatives as other assets and other liabilities within our consolidated balance sheet.  Derivatives that are not part of hedge relationships are recorded at fair market value on our Consolidated Balance Sheet with the offsetting adjustment to interest expense on our Consolidated Income Statement.  For hedge relationships designated as cash flow hedges under ASC 815, changes in fair value of the effective portion of a designated cash flow hedge are recorded to Other Comprehensive Iincome or loss; the ineffective portion is recorded to interest expense in our consolidated income statement.

We enter into interest rate swaps to manage interest rate risk associated with variable rate debt.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $24.6 million and $30.8 million as of December 31, 2009 and December 31, 2008, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended December 31, 2009, and accordingly, $6.2 million ($3.8 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on the Company’s Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $4.8 million and $1.8 million credit value adjustment for December 31, 2008 and December 31, 2009, respectively, as discussed in Note 10.  The amount of loss reclassified from accumulated other comprehensive income into interest expense for the year ended December 31, 2009 was approximately $13.1 million.

Based on current assumptions regarding the interest rate environment and other market conditions at December 31, 2009, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $13.8 million.

13.  Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of December 31, 2009 are likely to have a material adverse effect on inVentiv.

14.  Common Stock and Stock Incentive Plans:

The Company’s 2006 Stock Incentive Plan (Amended on April 27, 2009) (“Stock Plan” or “LTIP”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans").  The Company discontinued making grants under the 1999 Stock Incentive Plan at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 4.2 million shares, which includes 4.1 million additional shares that were approved by our shareholders on June 17, 2009.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,194	$14.43	7.24	$45,900
Granted and assumed	172	35.75
Exercised	(783)	8.82
Forfeited/expired/cancelled	(77)	21.20
Outstanding at December 31, 2007	1,506	$19.43	6.86	$18,121
Granted and assumed	261	31.37
Exercised	(173)	13.82
Forfeited/expired/cancelled	(95)	19.21
Outstanding at December 31, 2008	1,499	$22.18	6.52	$1,014
Granted and assumed	526	11.14
Exercised	(120)	7.38
Forfeited/expired/cancelled	(233)	16.53
Outstanding at December 31, 2009	1,672	$20.55	6.39	$2,926
Vested and expected to vest at December 31, 2009	1,632	$20.66	6.33	$2,780

Options exercisable at December 31, 2007	853	$14.59	5.99	$13,963
Options exercisable at December 31, 2008	935	$17.13	5.44	$1,014
Options exercisable at December 31, 2009	1,001	$20.89	5.11	$1,088

The weighted-average grant-date fair value of stock options granted was $5.13, $12.82 and $16.62 at December 31, 2009, 2008 and 2007, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $0.9 million, $2.4 million and $6.9 million, respectively.  As of December 31, 2009, 2008 and 2007, there was approximately $4.2 million, $4.6 million and $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.5 years, 2.5 years and 2.2 years, respectively.

The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0.3 million, $1.1 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Options outstanding and exercisable at December 31, 2009 had exercise price ranges and weighted average remaining contractual lives of:

			Outstanding Options			Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$10.30	103,425	$6.61	3.61	103,425	$6.61
$10.82	To	$10.82	343,488	$10.82	9.04	--	$--
$10.86	To	$15.48	24,808	$14.18	4.51	24,808	$14.18
$15.96	To	$15.96	237,500	$15.96	4.10	237,500	$15.96
$16.13	To	$17.57	168,993	$16.95	5.17	137,879	$17.12
$17.75	To	$26.76	220,499	$23.71	5.35	203,249	$23.63
$26.77	To	$26.77	180,000	$26.77	6.45	135,000	$26.77
$28.66	To	$32.55	259,626	$31.21	7.81	84,149	$31.19
$35.01	To	$35.01	75,799	$35.01	5.76	45,709	$35.01
$37.21	To	$37.21	57,914	$37.21	7.50	28,958	$37.21
			1,672,052			1,000,677

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected life of option	6 yrs	6 yrs	6 yrs
Risk-free interest rate	1.42%	3.06%	4.81%
Expected volatility	47%	37%	40%
Expected dividend yield	0.00%	0.00%	0.00%

The Company analyzed historical trends in expected volatility and expected life of stock options on a quarterly basis; during 2009 and 2008 the volatility ranged between 37%-50%.  As of January 1, 2008, the Company applied updated guidance from ASC 718 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.    The forfeiture rate utilized in 2009, 2008 and 2007 was 5.34%, 6.58% and 3.91%.

A summary of the status and changes of the Company’s nonvested shares related to our equity incentive plan is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	520	$24.66
Granted	271	$35.37
Released	(134)	$22.96
Forfeited	(61)	$27.94
Nonvested at December 31, 2007	596	$29.41
Granted	318	$30.13
Released	(198)	$27.55
Forfeited	(49)	$29.17
Nonvested at December 31, 2008	667	$30.30
Granted	667	$11.25
Released	(201)	$29.35
Forfeited	(125)	$21.25
Nonvested at December 31, 2009	1,008	$19.00

As of December 31, 2009, 2008 and 2007, there was approximately $11.8 million, $12.6 million and $12.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.5 years, 2.5 years and 2.8 years, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 were $2.3 million, $5.7 million and $4.9 million, respectively.

15.  Benefit Plans:

inVentiv Health, Inc. and certain of its subsidiaries maintain defined contribution benefit plans.  Costs incurred by the Company related to this plan amounted to approximately $3.5 million, $3.7 million and $3.0 million for 2009, 2008 and 2007, respectively.

On November 22, 2004, the Company adopted the Ventiv Health, Inc. Deferred Compensation Plan (the “Plan”), which was approved by its Board of Directors. The Plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with inVentiv Health, Inc. or an affiliated employer participating in the Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $9.4 million and $6.8 million was included in other liabilities in our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.    The Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the Plan obligation, we participate in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with inVentiv Health, Inc. named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy as of December 31, 2009 and 2008 were approximately $9.1 million and $5.1 million, respectively and are currently classified in Deposits and other assets on our Consolidated Balance Sheets.  In addition, approximately $1.3 million and $1.6 million as of December 31, 2009 and 2008, respectively, were invested in mutual funds and classified in other current assets on our Consolidated Balance Sheets.

16.  Income Taxes:

Our income tax provision included the following components:

	For the Years Ended
	December 31,
	2009	2008	2007
	(in thousands)
Current:
U.S.—Federal	$19,863	$27,376	$25,979
U.S.—State and local	858	3,325	2,164
Foreign	1,923	2	433
	$22,644	$30,703	$28,576
Deferred:
U.S.—Federal	$6,345	$(77,567)	$788
U.S.—State and local	881	(11,343)	37
Foreign	0	0	0
	$7,226	$(88,910)	$825
Income tax provision (benefit)	$29,870	$(58,207)	$29,401

The provision for taxes on net income differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Years Ended
	December 31,
	2009	2008	2007
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign tax differences	0.1	0.0	0.1
State and local income taxes, net of federal tax benefit	2.2	4.3	2.9
Establish/(release) of valuation allowance/ Utilization of net operating losses / Other tax benefits	(0.3)	0.1	(0.4)
Impairment of intangible assets	0.0	(8.0)	0.0
Other permanent differences	1.9	(0.3)	0.8
Effective tax rate	38.9%	31.1%	38.4%

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2009 and 2008, the deferred tax assets and liabilities consisted of the following:

	As of December 31,
	2009	2008
Current Deferred Tax Assets:	(in thousands)
Accrued expenses	$11,631	$10,487
Deferred rent	923	134
Deferred revenue	1,884	268
Allowance for doubtful accounts	1,301	1,314
Other	534	321
Subtotal	16,273	12,524
Non-Current Deferred Tax Assets:
Deferred Compensation	8,941	9,965
Fair market value adjustment	10,134	12.517
Intangible Assets	47,756	57,438
NOL & FTC carry forwards	3,639	3,628
Fixed Assets	6,869	7,764
Other	300	850
Subtotal	77,639	92,162
Gross Deferred Tax Assets	$93,912	$104,686

Current Deferred Tax Liabilities:
Accrued Expenses	$(1,069)	$(571)
Other	(2,324)	(2,351)
Subtotal	(3,393)	(2,922)

Non-Current Deferred Tax Liabilities:
Property and Equipment	(10,941)	(9,081)
Intangible Assets	(3,081)	(3,260)
Other	(520)	(697)
Subtotal	$(14,542)	$(13,038)
Gross Deferred Tax Liabilities	$(17,935)	$(15,960)

Valuation Allowance	$(4,176)	$(4,353)

Net Deferred Tax Assets	$71,801	$84,373

The Company accounts for income taxes in accordance with the Income Taxes Topic of ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities.  Deferred tax assets are also recognized for tax net operating loss carry forwards.  These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized.  Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

At December 31, 2008 a deferred tax asset in the amount of $3.2 million existed relating to foreign jurisdictions and state net operating loss carry forwards.  At December 31, 2008 management determined that it was more likely than not that the amounts would not be realized in the future and a full valuation allowance of $3.2 million was recorded.  During 2009, the Company determined that the state net operating loss carry forwards would be utilized during 2009 and the deferred tax asset and valuation reserve of $0.2 million were reversed.  At December 31, 2009 there is a deferred tax asset in the amount of $3.4 million relating to the foreign jurisdiction net operating losses which was offset by a full valuation allowance.  The net operating losses expire in varying amounts beginning in 2027 and certain amounts have an indefinite life.

As of December 31, 2009 and 2008 the Company had deferred tax assets of $0.3 million and $0.4 million respectively relating to foreign tax credit carry forwards.  Management believes that it was more likely than not that the associated deferred tax assets will not be realized in the future, and has recorded a full valuation allowance for these amounts.  The foreign tax credit carry forwards expire in varying amounts through 2017.

During 2008, the impairment of $268.7 million of intangible assets resulted in an increase of approximately $88.2 million to deferred tax assets.  This item is disclosed net of U.S. deferred tax liabilities related to intangibles assets of $30.8 million resulting in a net deferred tax asset of $57.4 million.  At December 31, 2009, the deferred tax asset relating to this impairment is $80.9 million.  This item is disclosed net of U.S. deferred tax liabilities related to intangible assets of $33.2 million resulting in a net deferred tax asset of $47.7 million.  It is management’s belief that it is more likely than not that the deferred tax asset will be realized in the future.  Reversal of the deferred tax assets will occur in varying amounts through 2023.

The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its foreign subsidiaries that are controlled foreign corporations.  It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them.  At December 31, 2009, the Company has not provided federal income taxes on approximately $7.7 million of earnings of foreign subsidiaries.  If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.  The Company has determined that it is not practical to compute a deferred tax liability related to these earnings.

The Company assesses uncertain tax positions in accordance with ASC 740. Under this method, income tax benefits should be recognized when, based on the technical merits of a tax position, the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed.  If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

As of December 31, 2009, 2008 and 2007 the Company had unrecognized tax benefits of $5.1 million, $5.3 million, and $6.3 million respectively.  After consideration of the adoption of ASC 805 positions totaling $3.2 million at December 31, 2009 if recognized, would affect the effective tax rate.  There were positions totaling $0.9 million and $1.0 million at December 31, 2008 and 2007 respectively that, if recognized would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

As of December 31,	2009	2008	2007
Unrecognized tax benefits balance	$5.3	$6.3	$2.5
Increase in tax positions for prior years	1.2	0.0	0.0
Decreases in tax positions for prior years	0.0	(0.4)	(0.6)
Increase in tax positions for current year	0.2	0.2	4.8
Settlements	0.0	(0.1)	(0.3)
Lapse of statute of limitations	(1.6)	(0.7)	(0.1)
Unrecognized tax benefits balance	$5.1	$5.3	$6.3

    The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of December 31, 2009, 2008 and 2007 was $2.1 million, $2.6 million and $2.7 million respectively.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

    Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $2.1 million within the next 12 months.  The decrease is primarily related to additional federal and state taxes that have expiring statutes of limitations.

17.  Related Parties:

Several inVentiv business units provided services to Cardinal Health, Inc. (“Cardinal”) during 2009.  Revenues generated for services provided to Cardinal totaled approximately $0.9 million and $0.5 million for the periods ended December 31, 2009 and December 31, 2008, respectively.  Robert Walter, who is the father of R. Blane Walter, our CEO, served as Executive Chairman, and subsequently as an Executive Director, of Cardinal during 2007 and 2008.  R. Blane Walter and his immediate family members and related trusts own less than 5% of the outstanding capital stock of Cardinal.  All transactions between the Company and Cardinal were on arms'-length terms and were negotiated without the involvement of any members of the Walter family.

The Company, through its Promotech business unit, purchased warehouse consulting and procurement services from South Atlantic Systems Group ("SAS") commencing in 2007.  These contractual arrangements with SAS have been completed and provided for total payments of approximately $0.8 million. Mark Teixeira, who is the brother-in-law of David Bassin, our Chief Financial Officer, is the General Manager for South Atlantic Systems and was granted an 11.6% equity interest in SAS as of December 31, 2007.

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

inVentiv Communications leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.  During the year ended December 31, 2009, the Company paid $1.8 million in rent to Lexington MLP Westerville L.P.

18.  Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance. The following represents the Company’s reportable segments as of December 31, 2009:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, CRO Services, data collection and management and functional service provision primarily in support of pharmaceutical clinical development.

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

The following segment information has been prepared as if our Patient Outcomes segment, which was established during 2007, had been in effect from January 1, 2007:

For the year ended December 31, 2009 (in thousands):

	InVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$209,779	$311,760	$426,904	$139,690	$--	$1,088,133
Less: Intersegment revenues	(241)	(1,876)	(13,591)	(464)	--	(16,172)
Reported Revenues	$209,538	$309,884	$413,313	$139,226	--	$1,071,961
Depreciation and amortization	3,311	10,372	14,970	4,619	36	33,308
Interest expense	--	76	348	4	22,697	23,125
Interest income	1	26	13	2	145	187
Segment income (loss) (1)	$10,371	$46,483	$40,881	$29,017	$(49,117)	$77,635

For the year ended December 31, 2008 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$217,103	$343,198	$453,961	$125,927	$--	$1,140,189
Less: Intersegment revenues	(169)	(1,311)	(18,895)	(2)	--	(20,377)
Reported Revenues	$216,934	$341,887	$435,066	$125,925	--	$1,119,812
Depreciation and amortization	2,251	10,271	17,836	5,586	44	35,988
Interest expense	110	144	1,419	3	23,788	25,464
Interest income	82	579	--	38	1,284	1,983
Impairment of Goodwill and Other Intangible Assets	41,344	135,601	4,037	86,867	--	267,849
Segment (loss) income (1)	$(24,585)	$(91,624)	$38,709	$(63,987)	$(44,157)	$(185,644)

For the year ended December 31, 2007 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$187,240	$290,408	$410,825	$100,474	$--	$988,947
Less: Intersegment revenues	(313)	(1,295)	(10,039)	--	--	(11,647)
Reported Revenues	$186,927	$289,113	$400,786	$100,474	$--	$977,300
Depreciation and amortization	1,886	7,167	16,401	3,597	57	29,108
Interest expense	--	41	2,229	5	18,442	20,717
Interest income	93	782	94	99	1,971	3,039
Segment income (loss)(1)	$14,306	$42,725	$35,452	$18,352	$(33,720)	$77,115

(1) Income from continuing operations before income tax provision, and (loss) income from equity investments

(in thousands)	December 31,
	2009	2008
Total Assets:
inVentiv Clinical	$119,744	$97,162
inVentiv Communications	407,920	377,123
inVentiv Commercial	176,021	205,910
inVentiv Patient Outcomes	154,519	134,355
Other	171,759	158,566
Total assets	$1,029,963	$973,116

19.  Selected Quarterly Financial Data (unaudited, in thousands):

The following table summarizes financial data by quarter for inVentiv for 2009 and 2008.

	2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Total(a)
	(in thousands, except per share amounts)
Revenues	$257,652	$269,041	$270,466	$274,802	$1,071,961
Gross profit	76,476	86,765	86,142	92,943	342,326
Income from continuing operations	7,858	11,346	11,859	16,620	47,683
Income from discontinued operations	--	--	--	--	--
Net loss (income) attributable to the noncontrolling interest	51	(54)	(136)	(673)	(812)
Net income attributable to inVentiv Health, Inc.	7,909	11,292	11,723	15,947	46,871
Earnings per share (a)
Continuing operations:
Basic	$0.24	$0.34	$0.35	$0.47	$1.40
Diluted	$0.24	$0.34	$0.35	$0.46	$1.39
Discontinued operations:
Basic	--	--	--	--	--
Diluted	--	--	--	--	--
Net income:
Basic	$0.24	$0.34	$0.35	$0.47	$1.40
Diluted	$0.24	$0.34	$0.35	$0.46	$1.39

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	Total (a)
	(in thousands, except per share amounts)
Revenues	$262,321	$285,042	$289,173	$283,276	$1,119,812
Gross profit	82,048	87,306	87,097	90,919	347,370
Income (loss) from continuing operations	8,608	13,391	13,456	(162,993)	(127,538)
Income from discontinued operations	12	94	(3)	561	664
Net (income) attributable to the noncontrolling interest	(576)	(316)	(130)	(124)	(1,146)
Net income (loss) attributable to inVentiv Health, Inc.	8,044	13,169	13,323	(162,557)	(128,021)
Earnings (loss) per share (a)
Continuing operations:
Basic	$0.25	$0.40	$0.40	$(4.94)	$(3.89)
Diluted	$0.24	$0.39	$0.40	$(4.92)	$(3.89)
Discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.02	$0.02
Diluted	$0.00	$0.00	$0.00	$0.02	$0.02
Net income (loss):
Basic	$0.25	$0.40	$0.40	$(4.92)	$(3.87)
Diluted	$0.24	$0.39	$0.40	$(4.90)	$(3.87)

(a) The sum of the net earnings per share do not add up to the full year amount due to rounding and because the quarterly calculations are based on varying numbers of shares outstanding.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(in thousands)

		Additions		Deductions
	Balance at Beginning Of Year	Charged to Cost and Expense	Charged to other Accounts (1)	from Reserve for Purpose for which Reserve was Created	Balance at End Of Year
Allowances for Doubtful Accounts:
Year ended December 31, 2009	$4,787	$3,642	$11	$3,186	$5,254
Year ended December 31, 2008	$3,098	$4,622	$109	$3,042	$4,787
Year ended December 31, 2007	$3,583	$9,311	$865	$10,661	$3,098
(1) Reserves acquired through acquisitions.

	Balance at Beginning Of Year	Additions	Deductions	Balance at End Of Year
Self Insurance Reserves:
Year ended December 31, 2009	$9,112	$31,285	$31,552	$8,845
Year ended December 31, 2008	$7,170	$29,238	$27,296	$9,112
Year ended December 31, 2007	$6,794	$24,444	$24,068	$7,170

	Balance at Beginning Of Year	Additions	Deductions	Balance at End Of Year
Tax Valuation Allowance:
Year ended December 31, 2009	$4,353	$152	$329	$4,176
Year ended December 31, 2008	$4,843	$635	$1,125	$4,353
Year ended December 31, 2007	$2,628	$4,129	$1,914	$4,843

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Attached as exhibits to this report are certifications of inVentiv's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this report sets forth the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of inVentiv’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications, management’s assessment and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report.    Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer during the period when our periodic reports are being prepared.   Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing management's annual report on internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management's assessment that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission is included under the caption Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information.

None

PART III
    Our Code of Business Conduct and Ethics is available within the Investor Relations/Corporate Governance portion of our website at www.inventivhealth.com.  We intend to disclose on our website information concerning any future amendments to our waivers under the Code as permitted by Item 5.05 of Form 8-K.

    The remaining information required by Items 10, 11, 12, 13 and 14 of Form 10-K will be set forth in our Proxy Statement (to be filed within 120 days after our fiscal year ended December 31, 2009) relating to the 2010 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)           1. The following Consolidated Financial Statements of inVentiv Health, Inc. are filed under “Item 8. Financial Statements and Supplementary Data.”

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

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
3.2.2
Amendment to Amended and Restated By-Laws (filed as Exhibit 3.2.2 to the Registrant’s Current Report on Form 8-K filed June 16, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

4.1
Specimen form of certificate representing the Registrant’s common stock (filed as Exhibit 4.1 to the Registrant's Form 10 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.4.5
inVentiv Health, Inc. 2006 Long-Term Incentive Plan. (filed as Exhibit 10.21 to the Registrant's Current Report on Form 8-K filed June 19, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.8
Form of Director Stock Option Award Notice. (filed as Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.9
Form of Director Restricted Stock Award Notice. (filed as Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.10
Form of Executive Officer Restricted Stock Award Notice. (filed as Exhibit 10.4.10 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.11
Form of Executive Officer Stock Option Award Notice. (filed as Exhibit 10.4.11 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.12
Form of Executive Officer/Chairman Restricted Stock Award Notice. (filed as Exhibit 10.4.12 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.13
Form of Executive Officer/Chairman Stock Option Award Notice. (filed as Exhibit 10.4.13 to the Registrant's Current Report on Form 8-K filed January 23, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.14
Form of Executive Officer Restricted Stock Award Notice. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.15
Form of Executive Officer Stock Option Award Notice. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.4.16
Form of Director Restricted Stock Award Notice (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 22, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).* †

10.4.17
Form of Director Option Award Notice (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 22, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * †

10.4.18
Form of Executive Officer Restricted Stock Award Notice  (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * †

10.4.19
Form of Executive Officer Option Award Notice (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed February 3, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * †

10.5
Employment Agreement, dated May 9, 2006 by and between Eran Broshy and the Registrant (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.1
Amendment dated February 23, 2007 to Employment Agreement, dated May 9, 2006, by and between Eran Broshy and the Registrant (filed as Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.2
Employment Agreement, dated June 11, 2008 by and between Eran Broshy and the Registrant (filed as Exhibit 10.5.2 to the Registrant’s Quarterly Report on Form 10-for the three months ended June 30, 2008 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.3
Letter agreement dated August 6, 2009 between the Registrant and Eran Broshy (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.5.4
Consulting Agreement executed August 6, 2009 and effective as of August 1, 2009 between the Registrant and Eran Broshy (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).  *†

10.9
Employment Agreement, dated August 13, 2001 by and between John R. Emery and the Registrant (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.9.1
Amendment dated January 1, 2004 to Employment Agreement, dated August 13, 2001, by and between John R. Emery and the Registrant (filed as Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11
Employment Agreement, dated April 8, 2002 by and between Terrell Herring and the Registrant (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). * †

10.11.1
Amendment dated January 1, 2004 to Employment Agreement, dated April 8, 2002, by and between Terrell Herring and the Registrant (filed as Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.2
Amendment to Employment Agreement dated June 15, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.3
Amendment to Employment Agreement dated October 18, 2004 between the Registrant and Terrell Herring (filed as Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.4
Amendment to Employment Agreement dated January 23, 2006 between the Registrant and Terrell Herring (filed as Exhibit 10.11.4 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.5
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 7, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.5 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.6
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and Terrell Herring (filed as Exhibit 10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.7
Amendment dated March 2, 2009 to Employment Agreement dated April 8, 2002 between the Registrant and Terrell Herring (filed as Exhibit 10.11.6 to the Registrant's Current Report on Form 8-K filed March 17, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.11.8
Separation Agreement dated as of November 5, 2009 between the Registrant and Terrell Herring (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2009 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).  *†

10.12
Asset Purchase Agreement dated as of September 21, 2004 among the Registrant, Smith Hanley Holding Corporation and the other parties thereto (filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on December 29,  2004). * #

10.13
The Registrant 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended, on November 29, 2004). *†

10.14
Asset Purchase Agreement dated as of November 19, 2004 among the Registrant, HHI, L.L.C. and the other parties thereto  (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.15
Asset Purchase Agreement dated as of August 5, 2005 among the Registrant, Pharmaceutical Resource Solutions LLC and the other parties thereto (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2005 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.16
Acquisition Agreement dated September 6, 2005 by and among inChord Communications, Inc., the shareholders of inChord Communications, Inc., the Registrant and Accordion Holding Corporation (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.17
Form of Indemnification Agreement entered into with each executive officer and director of Ventiv (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18
Employment Agreement dated as of September 6, 2005 between inChord Communications, Inc. and R. Blane Walter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18.1
Employment Agreement dated as of August 7, 2007 between the Registrant and R. Blane Walter (filed as Exhibit 10.18.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.18.2
Employment Agreement dated June 3, 2008 between the Registrant and R. Blane Walter (filed as Exhibit 10.18.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2008 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*†

10.19
Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 11, 2006 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.20
Amended and Restated Acquisition-Related Incentive Plan  (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#†

10.21
Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.1
Amendment to Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.2
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated May 11, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.3
Amendment to Stock Option Agreement(s)/Restricted Stock Award Agreement(s) dated August 6, 2007 between the Registrant and David Bassin (filed as Exhibit 10.21.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.21.4
Amendment dated March 2, 2009 to Employment Agreement dated January 1, 2003 between the Registrant and David Bassin (filed as Exhibit 10.21.4 to the Registrant's Current Report on Form 8-K filed March 17, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

10.22
Amended and Restated Credit Agreement dated as of October 5, 2005 among the Registrant, the Subsidiary Guarantors, the lenders party thereto, UBS Securities LLC, as bookmanager, as joint lead arranger, and as documentation agent, UBS Loan Finance LLC, as swingline lender, UBS AG, Stamford Branch, as issuing bank, as administrative agent for the Lenders and as collateral agent, Banc of America Securities LLC, as joint lead arranger, and Bank of America, N.A., as syndication agent (filed as Exhibit 10.22 to the Registrant's Current Report on Form 8-K filed July 12, 2007 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *

10.23
Purchase Agreement dated as of July 6, 2007 among Chandler Chicco Agency, LLC, (“CCA NY”), BioSector 2 LLC, the members of the Companies listed on Schedule I thereto, the Registrant and Chandler Chicco LLC (filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.24
Purchase Agreement dated as of July 6, 2007 by and among, Innovative Health Strategies, Inc. (f/k/a IHS of SC, Inc.) (“IHS”), AWAC.MD, Inc. (“AWAC”), iProcert, LLC (“iProcert”, and together with IHS and AWAC, the “Companies”), the shareholders and members of the Companies listed on Schedule I thereto, the Registrant and AWAC LLC. (filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#

10.25
Second Amended and Restated Acquisition-Related Incentive Plan (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *#†

10.26
Letter Agreement dated February 27, 2008 by and between Blue Ridge Investments, L.L.C. and inVentiv Health, Inc., as amended by letter amendment dated May 7, 2008 (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended).*

10.27
Employment Agreement dated December 14, 2009 between the Registrant and Nat Krishnamurti (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2009 with the Securities and Exchange Commission under the Securities Act of 1934, as amended). *†

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

INVENTIV HEALTH, INC.

Date: February 24, 2010	By:	/s/ David S. Bassin
Name David S. Bassin
Title Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERAN BROSHY	Chairman of the Board	February 24, 2010
Eran Broshy	Director

/s/ BLANE WALTER	Chief Executive Officer	February 24, 2010
Blane Walter	(Principal Executive Officer and Director)

/s/ DAVID S BASSIN	Chief Financial Officer	February 24, 2010
David S Bassin	(Principal Financial Officer)

/s/ NAT KRISHNAMURTI	Chief Accounting Officer	February 24, 2010
Nat Krishnamurti	(Principal Accounting Officer)
/s/ TERRELL G. HERRING	Director	February 24, 2010
Terrell G. Herring

/s/ MARK E. JENNINGS	Director	February 24, 2010
Mark E.Jennings

/s/ PER G.H. LOFBERG	Director	February 24, 2010
Per G.H. Lofberg

/s/ A. CLAYTON PERFALL	Director	February 24, 2010
A. Clayton Perfall

/s/ DR. CRAIG SAXTON	Director	February 24, 2010
Dr. Craig Saxton