Form 10-Q
period 2010-03-31
INVENTIV HEALTH INC
filed 2010-05-10
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
                                                         (Address of principal executive office)                             (zip code)

(800) 416-0555
(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

                      Large accelerated filer [ ]                                                                Accelerated filer [X ]
                      Non-accelerated filer [_]                                                                 Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_] No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 28, 2010, there were 33,890,968 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2010
and December 31, 2009 (unaudited)

Condensed Consolidated Income Statements for the three-months ended March 31, 2010 and 2009 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2010 and 2009 (unaudited)

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
  our ability to accurately forecast costs to be incurred in providing services under fixed price contracts;
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

Investors should carefully consider these risk factors and the matters discussed under Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2009.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and equivalents	$83,533	$132,818
Restricted cash and marketable securities	1,503	2,539
Accounts receivable, net of allowances for doubtful accounts of $4,832 and $5,254 at
March 31, 2010 and December 31, 2009, respectively	162,066	160,012
Unbilled services	92,430	76,502
Prepaid expenses and other current assets	16,572	12,676
Current tax assets	5,746	4,408
Current deferred tax assets	13,092	12,881
Total current assets	374,942	401,836

Property and equipment, net	66,106	65,243
Equity investments	1,802	1,873
Goodwill	267,486	262,528
Other intangibles, net	216,718	218,283
Non-current deferred tax assets	55,250	58,920
Deposits and other assets	18,968	21,280
Total assets	$1,001,272	$1,029,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$9,501	$9,293
Current portion of long-term debt	3,101	3,455
Accrued payroll, accounts payable and accrued expenses	109,142	129,471
Client advances and unearned revenue	66,480	65,437
Total current liabilities	188,224	207,656

Capital lease obligations, net of current portion	14,189	14,080
Long-term debt	297,831	318,450
Non-current income tax liabilities	5,779	5,758
Other non-current liabilities	54,632	54,766
Total liabilities	560,655	600,710

Commitments and Contingencies (Note 14)

Equity:
inVentiv Health, Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,872,655 and 33,630,886
Shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	34	34
Additional paid-in-capital	406,138	404,763
Accumulated other comprehensive loss	(16,447)	(16,203)
Accumulated earnings	50,812	40,661
Total inVentiv Health, Inc. stockholders’ equity	440,537	429,255
Noncontrolling interest	80	(2)
Total equity	440,617	429,253
Total liabilities and equity	$1,001,272	$1,029,963
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts)
(unaudited)

	For the Three-Months Ended March 31,
	2010	2009
Net revenues	$229,611	$220,984
Reimbursable out-of-pockets	39,750	36,668
Total revenues	269,361	257,652

Operating expenses:
Cost of services	142,515	144,486
Reimbursed out-of-pocket expenses	41,648	36,690
Selling, general and administrative expenses	63,401	57,154
Total operating expenses	247,564	238,330

Operating income	21,797	19,322
Interest expense	(7,553)	(5,774)
Interest income	44	65
Income from operations before income tax provision and (loss) income from equity investments	14,288	13,613
Income tax provision	(3,856)	(5,772)
Income from operations before (loss) income from equity investments	10,432	7,841
(Loss) income from equity investments	(85)	17
Net income	10,347	7,858
Less: Net (income) loss attributable to the noncontrolling interest	(196)	51
Net income attributable to inVentiv Health, Inc.	$10,151	$7,909

Earnings per share (see Note 7):
Net income attributable to inVentiv Health, Inc.:
Basic	$0.30	$0.24
Diluted	$0.30	$0.24
Weighted average common shares outstanding:
Basic	33,770	33,351
Diluted	34,099	33,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Three-Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net Income	10,347	7,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,716	5,360
Amortization	3,165	3,154
Tradename writeoff	--	117
Loss (income) from equity investments	85	(17)
Partial termination of derivative financial instrument	1,741	--
Deferred taxes	3,459	2,639
Gains on marketable securities	(216)	(1,682)
Stock-based compensation expense	2,175	2,561
Tax benefit from stock option exercises and vesting of restricted shares	1,742	594

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	846	8,571
Unbilled services	(15,801)	7,561
Prepaid expenses and other current assets	(3,896)	5,074
Accrued payroll, accounts payable and accrued expenses	(4,246)	(12,519)
Net tax liabilities	(3,702)	35
Client advances and unearned revenue	151	(4,539)
Excess tax benefits from stock based compensation	--	1,137
Other	3,796	(3,967)
Net cash provided by continuing operations	5,362	21,937
Net cash used in discontinued operations	--	(613)
Net cash provided by operating activities	5,362	21,324

Cash flows from investing activities:
Restricted cash balances and sales of marketable securities	1,252	4,924
Investment in cash value of life insurance policies	(1,234)	1,865
Cash paid for acquisitions, net of cash acquired	(2,136)	(517)
Acquisition earn-out payments	(23,000)	(16,792)
Equity investments	(14)	12
Purchases of property and equipment	(3,099)	(4,727)
Proceeds from manufacturers rebates on leased vehicles	--	434
Net cash used in continuing operations	(28,231)	(14,801)
Net cash provided by discontinued operations	--	613
Net cash used in investing activities	(28,231)	(14,188)

Cash flows from financing activities:
Repayments on long-term debt	(20,973)	42
Borrowings under line of credit	--	(948)
Repayments on capital lease obligations	(2,828)	(4,272)
Cash paid for unwinding of an interest rate swap on debt	(1,741)	--
Withholding shares for taxes	(1,335)	(506)
Proceeds from exercise of stock options	1,113	13
Excess tax benefits from stock-based compensation	--	(1,137)
Distributions to noncontrolling interests in affiliated partnership	(114)	(257)
Net cash used in financing activities	(25,878)	(7,065)

Effect of exchange rate changes	(538)	(355)

Net change in cash and equivalents	(49,285)	(284)
Cash and equivalents, beginning of period	132,818	90,463
Cash and equivalents, end of period	$83,533	$90,179

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,328	$5,632
Cash paid for income taxes	$2,648	$2,580
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$4,401	$3,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

1.          Organization and Business:

inVentiv Health, Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries.  The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market.  The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing our services on a flexible and cost-effective basis that permits the Company to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions.  The Company provides services to over 350 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies and third party administrators.

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

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure.  In the first quarter of 2010, the Company realigned The Therapeutics Institute (“TTI”) from inVentiv Patient Outcomes to inVentiv Commercial Services.  This realignment is reflected in the Company’s condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated income statements of the Company for the three months ended March 31, 2010 and 2009 and the condensed consolidated cash flows for the three months ended March 31, 2010 and 2009.  See Note 19, Segment Information, for further details.

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2010:

•
inVentiv Clinical, which provides professional resourcing and services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development, Risk Evaluation and Mitigation Strategy ("REMS") and outsourced functional services and CRO services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”) and Paragon Rx (“Paragon”), which was acquired in December 2009;

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

•
inVentiv Commercial, which consists of our sales teams, sales support services, market research, commercial analytics, healthcare strategies, clinical educator teams, managed markets access, biotech/specialty managed markets, and integrated commercialization.  This segment includes Advance Insights and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), AWAC and Patient Marketing Group, LLC (“PMG”).

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

Subsequent Event.  On May 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Papillon Holdings, Inc. (“Parent”) and Papillon Acquisition, Inc. (“Merger Sub”), each of which is an affiliate of Thomas H. Lee Partners, L.P., providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Certain terms of the Merger Agreement and the Merger are summarized in, and the Merger Agreement has been filed as an exhibit to, the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.  Refer to Note 11 for terms and conditions of a change of control under the Company’s Amended and Restated Credit Agreement.

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, the condensed consolidated income statements of the Company for the three-months ended March 31, 2010 and 2009 and the condensed consolidated cash flows for the three-months ended March 31, 2010 and 2009.  Operating results for the three-months ended March 31, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 24, 2010.

Our operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes   The condensed consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries and its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc.  In December 2007, the Company increased its investment interest from 44% to 85% in Liedler, a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.   In December 2009 the Company increased its investment interest from 85% to 100%.  The Company accounted for Liedler as an equity investment until the 2007 acquisition date, and then included its results in our consolidated results thereafter.  Intercompany transactions have been eliminated in consolidation.

As a result of the acquisition of inVentiv Communications, Inc., the Company has a 15% ownership interest in Heart Reklambyra AB (“Heart”), an advertising agency located in Sweden, which is accounted for by using the equity method of accounting.

3.           Recently Issued Accounting Standards:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, which provided an update to Accounting Standards Codification (“ASC”) 855.  ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The Company adopted this ASU as of March 31, 2010.

In January 2010, the FASB issued ASU 2010-06, which provided an update to ASC 820.  ASU 2010-06 requires new disclosures of transfers into and out of Level 1 and Level 2 of the fair value hierarchy as well as the activity of purchases, sales, issuances and settlements of Level 3 measurements.  The ASU 2010-06 update did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Condensed Consolidated Financial Statements.

4.           Acquisitions:

Acquisitions are accounted for using purchase accounting, including the guidance of ASC 805 for all acquisitions prior to 2009 and the updated guidance the FASB issued relating to ASC 805 for acquisitions after January 1, 2009.  The financial results of the acquired businesses are included in the Company’s financial statements from their acquisition dates.  Earnout payments from acquisitions prior to 2009 are generally accrued at the end of an earnout period in conjunction with the preparation of the Company’s financial statements when the acquired company’s results are reviewed, as more fully described below.  The present value of earnout payments from acquisitions after January 1, 2009 is estimated and recorded as of the acquisition date, as required by the updated guidance of ASC 805. The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Pro forma financial information was not required to be disclosed for the 2009 and 2010 acquisitions noted below as they were not material to the consolidated operations of the Company prior to the dates they were acquired and began to be consolidated into the Company.

The following acquisitions were consummated during 2010 and 2009:

iCS Chicago – In February 2010, the Company completed the acquisition of the net assets of Essential Group, Inc.  (“Essential” or “iCS Chicago”) for approximately $3.1 million and $1.0 million of assumed liabilities, including post-closing adjustments yet to be finalized. Essential is a growing clinical research organization that has been folded under the inVentiv Clinical brand as iCS Chicago.  The Company acquired iCS Chicago to expand the depth of its clinical operations offering with associates who bring trial monitoring and project management experience in a variety of therapeutic areas.

Paragon – In December 2009, the Company completed the acquisition of the net assets of Paragon for approximately $5.9 million in upfront cash and stock consideration.  As required by the updated guidance of ASC 805, effective January 1, 2009, the Company recorded an additional $4.1 million in earnout consideration based on Paragon’s estimated performance measurements during 2010 through 2012.  The Company remeasured the fair value of the liability as of March 31, 2010 and no adjustment was made to the liability. The $4.1 million is included on the March 31, 2010 and December 31, 2009 condensed consolidated balance sheets as part of other non-current liabilities.  Paragon is headquartered in Delaware and is a leading provider in designing and implementing REMS.  The Company acquired Paragon to strengthen its REMS capabilities, to complement its broad array of risk communications and REMS implementation services and to expand the breadth of inVentiv Clinical’s scope of safety science offerings.

The following table summarizes the purchase price for 2009 and 2010 acquisitions:

(in thousands)	Paragon	iCS Chicago	2009 and 2010 Total
Fair Value of the Net Assets (Liabilities) Acquired	$277	$(950)	$(673)
Customer Relationships	3,100	1,600	4,700
Technology	1,000	--	1,000
Tradename subject to amortization	250	--	250
Goodwill, excluding contingent consideration (tax deductible)	1,248	2,468	3,716
Total purchase price, before contingent consideration	5,875	3,118	8,993
Contingent consideration estimate at acquisition date	4,100	--	4,100
Total purchase price, including estimate of contingent consideration	$9,975	$3,118	$13,093

The $4.1 million of contingent consideration, as described above, is based on Paragon’s estimated performance measurements during 2010 through 2012 and represents the present value of the expected payments during these respective periods, using a discounted cash flow analysis.  As described above, the Company remeasured the fair value of the liability as of March 31, 2010 and no adjustment was made to the liability.

The following acquisitions consummated prior to 2009 still have earnouts outstanding for future periods:

Acquisition	Acquisition Date	Segment	Unexpired Earnout Period
CCA	July 2007	Communications	July 2007- June 2010 (1)
AWAC	July 2007	Patient Outcomes	July 2007- June 2010
Addison Whitney	June 2007	Communications	July 2007- June 2010
Ignite	March 2007	Communications	April 2007- March 2010 (2)

(1)  Under certain circumstances a portion of the earnout amount will be deferred and become payable based on the financial results of CCA for the period July 2010- June 2011.
(2)  The amount accrued for the Ignite earnout as of March 31, 2010 was $2.5 million.

5.           Restricted Cash and Marketable Securities

As of March 31, 2010 and December 31, 2009, there were approximately $1.3 million and $1.4 million, respectively, of restricted cash, of which $0.9 million and $1.0 million, respectively, relate to security deposits for the London office in the inVentiv Communications segment and $0.4 million for both periods relate to letters of credit for the New York, Washington D.C and California offices, which are also reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.2 million and $0.1 million as of March 31, 2010 and December 31, 2009, respectively.

6.           Employee Stock Compensation:

The Company follows ASC 718, which provides guidance in accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Stock-based compensation expense was $2.2 million, of which $0.1 million was recorded in cost of services and $2.1 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended March 31, 2010 and $2.6 million, of which $0.3 million was recorded in cost of services and $2.3 million recorded as SG&A for the three months ended March 31, 2009.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected life of option	6yrs	6yrs
Risk-free interest rate	2.65%	1.36%
Expected volatility	52%	47%
Expected dividend yield	0.00%	0.00%

The Company analyzed historical trends in expected volatility and expected life of stock options on a quarterly basis; during 2010 and 2009 the volatility ranged between 47%-52%.  As of January 1, 2008, the Company applied updated guidance from ASC 718 for determining the expected term and the range of the expected term remained unchanged at 5.5 to 6 years as previously reported.  The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, does not currently intend to pay cash dividends, and has certain restrictions under its credit facility to pay dividends and thus has assumed a 0% dividend yield.  These conclusions were based on several factors, including past company history, current and future trends, comparable benchmarked data and other key metrics.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.    The forfeiture rates utilized for the three months ended March 31, 2010 and 2009 were 5.30% and 5.29%, respectively.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (Amended on April 27, 2009) (“Stock Plan” or “LTIP”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights ("SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans").  The Company discontinued making grants under the 1999 Stock Incentive Plan at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 4.2 million shares, which includes 4.1 million additional shares that were approved by our shareholders on June 17, 2009. As of March 31, 2010, the aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 3.7 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,672	$20.55	6.39	$2,926
Granted and assumed	279	$16.92
Exercised	(69)	$16.00
Forfeited/expired/cancelled	(2)	$27.61
Outstanding at March 31, 2010	1,880	$20.18	6.39	$9,648

Vested and expected to vest at March 31, 2010	1,821	$20.29	6.35	$9,245

Options exercisable at March 31, 2010	1,092	$21.11	5.51	$4,908

The weighted-average grant-date fair value of stock options granted during the three-months ended March 31, 2010 and 2009 was $8.74 per share and $4.96 per share, respectively.  The total intrinsic value of options exercised during the three-months ended March 31, 2010 and 2009 was $1.1 million and negligible, respectively.  As of March 31, 2010 and December 31, 2009, there was approximately $4.8 million and $4.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.8 years and 2.5 years, respectively.

The actual tax benefit realized for the tax deductions from option exercises related to share-based payment arrangements totaled $0.1 million and negligible for the three months ended March 31, 2010 and 2009, respectively.

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

				Outstanding Options		Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$10.30	100,925	$6.73	3.39	100,925	$6.73
$10.82	To	$10.82	343,488	$10.82	8.79	85,876	$10.82
$10.86	To	$15.48	19,308	$13.88	4.25	19,308	$13.88
$15.96	To	$15.96	200,000	$15.96	4.48	200,000	$15.96
$16.13	To	$16.89	98,614	$16.68	5.18	67,500	$16.89
$16.92	To	$16.92	279,310	$16.92	6.76	--	$--
$17.25	To	$25.62	192,316	$21.01	4.90	192,316	$21.01
$25.63	To	$26.77	254,000	$26.74	6.00	209,000	$26.73
$28.66	To	$32.55	258,277	$31.21	7.60	127,008	$31.54
$35.01	To	$37.21	133,713	$35.96	6.26	89,713	$35.72
			1,879,951			1,091,646

A summary of the status of and changes in the Company’s nonvested shares related to its restricted shares from equity incentive plans as of and during the three months ended March 31, 2010 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,008	$19.00
Granted	347	$16.88
Released	(253)	$21.72
Forfeited	(16)	$28.84
Nonvested at March 31, 2010	1,086	$17.55

As of March 31, 2010 and December 31, 2009, there was approximately $14.7 million and $11.8 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average period of 2.9 years  and 2.5 years, respectively. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $4.2 million and $1.5 million, respectively.

7.           Earnings Per Share (“EPS”):

Basic earnings per share exclude dilution from potentially dilutive securities and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net income per share when their inclusion would be antidilutive.

INVENTIV HEALTH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the computation of basic and diluted earnings per share is as follows:

	Three-Months Ended March 31,
	2010	2009

Basic EPS Computation
Net income attributable to inVentiv Health, Inc.	$10,151	$7,909
Weighted average number of common shares outstanding	33,770	33,351
Basic EPS attributable to inVentiv Health, Inc.	$0.30	$0.24

Diluted EPS Computation
Net income attributable to inVentiv Health, Inc.	$10,151	$7,909

Weighted average number of common shares outstanding	33,770	33,351
Stock options (1)	87	65
Restricted stock awards (2)	242	44
Total weighted average number of diluted common shares outstanding	34,099	33,460

Diluted EPS attributable to inVentiv Health, Inc.	$0.30	$0.24

(1)   For the three-months ended March 31, 2010 and 2009, 1,230,952 and 1,697,012 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

(2) For the three-months ended March 31, 2010 and 2009, 58,010 and 899,891 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the three-months ended March 31, 2010, the Company had one client that accounted for approximately 11% of the Company’s total revenues across the inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments. During the three-months ended March 31, 2009, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across the inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2009	$15,818	$103,607	$47,334	$48,767	--	$215,526
Goodwill acquired during the year	1,248	--	--	--	--	1,248
Goodwill through contingent consideration(1)	4,100	23,088	--	18,506	--	45,694
Goodwill allocation (2)	--	--	60	--	--	60
Balance as of December 31, 2009	$21,166	$126,695	$47,394	$67,273	--	$262,528
Goodwill acquired during the year	2,468	--	--	--	--	2,468
Goodwill through contingent consideration(3)	--	2,490	--	--	--	2,490
Balance as of March 31, 2010	$23,634	$129,185	$47,394	$67,273	--	$267,486

(1)
For acquisitions before January 1, 2009, the contingent consideration represents adjustments relating to the finalization of the earnouts for the respective periods.  For Paragon, the contingent consideration represents the estimated earnout at the acquisition date.

(2)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the PLS acquisition.  Identifiable intangible assets were allocated at December 31, 2008, but were revised accordingly based on finalization of the valuation, as allowed under ASC 805 guidance.

(3)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the respective periods for acquisitions before January 1, 2009.

Other intangible assets consist of the following:

	March 31, 2010			December 31, 2009
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$118,534	$(40,634)	$77,900	$116,934	$(37,917)	$79,017
Technology	15,168	(5,502)	9,666	15,168	(5,277)	9,891
Noncompete agreement	1,506	(1,181)	325	1,506	(1,127)	379
Tradenames subject to amortization	2,409	(1,262)	1,147	2,409	(1,163)	1,246
Other	1,232	(1,042)	190	1,232	(972)	260
Total definite-life intangibles	138,849	(49,621)	89,228	137,249	(46,456)	90,793
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$266,339	$(49,621)	$216,718	$264,739	$(46,456)	$218,283

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames.

(2)	The increase in total gross other intangibles are related to the identifiable intangible assets for the iCS Chicago acquisition.

The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,899	(1)
Customer relationships	118,534	10.7 years
Technology	15,168	13.8 years
Noncompete agreement	1,506	4.5 years
Other	1,232	4.5 years
Total	$266,339

(1)	$2.4 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at March 31, 2010, is expected to be $9.4 million for the remainder of 2010, $12.3 million in 2011, $12.1 million in 2012, $10.8 million in 2013, $10.5 million in 2014, $9.5 million in 2015 and $24.5 million thereafter.

The balances recorded on the Company’s Condensed Consolidated Balance Sheet for goodwill and other indefinite-life intangibles, such as tradenames, are assessed annually for potential impairment as of June 30, pursuant to the guidelines of ASC 350 and ASC 360.  In accordance with ASC 350, the Company uses the two-step process for periods in which impairment testing is performed.  The first step compares the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference.

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2009, as noted above, for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2009.  The Company does not believe that an event occurred or circumstances changed that would more-likely-than-not reduce the fair value of the Company’s reporting units below their carrying amounts as of March 31, 2010.  As the Company’s annual impairment testing is June 30 of each year, any changes in economic conditions or other factors subsequent to March 31, 2010 will be evaluated as part of June 30, 2010 impairment testing.

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

10.           Fair Value Measurement

The Company adopted fair value guidance on January 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value. Our adoption of fair value measurement guidance was limited to financial assets and liabilities, which primarily relate to our marketable securities, deferred compensation plan and derivative contracts.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and the basis for that measurement:

           As of March 31, 2010:
(in thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES
Derivative Liabilities	24,167	--	--	24,167
Acquisition-related contingent consideration	4,100(1)	--	--	4,100
TOTAL LIABILITIES	$28,267	--	--	$28,267

         As of December 31, 2009:
(in thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$1,014	$--	$1,014	$--
Deferred Compensation Plan Assets	10,413	--	10,413	--
TOTAL ASSETS	$11,427	$--	$11,427	$--

LIABILITIES
Deferred Compensation Plan Liabilities	$9,393	$--	$9,393	$--
Derivative Liabilities	24,572	--	--	24,572
Acquisition–related contingent consideration	4,100(1)	--	--	4,100
TOTAL LIABILITIES	$38,065	--	$9,393	$28,672

(1)	See Note 4 for further details of the acquisition–related contingent consideration.

The Company recorded its valuation of its five-year interest rate derivative as of March 31, 2010 and December 31, 2009, resulting in a credit value adjustment of $1.6 million and $1.8 million, respectively, to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 13).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.  There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2010.

The following is a rollforward of the Level 3 assets and liabilities from January 1, 2009 through March 31, 2010:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	Marketable Securities
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	415
Included in other comprehensive income	--
Purchases, issuances and settlements	(10,414)
Transfers in and/or out of Level 3	--
Balance at January 1, 2010	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	--
Balance at March 31, 2010	$--

LIABILITIES	Derivative/Acquisition-related Contingent Consideration
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(3,828)
Deferred tax impact of other comprehensive income	(2,383)
Acquisition–related contingent consideration (1)	4,100
Transfers in and/or out of Level 3	--
Balance at January 1, 2010	$28,672
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(313)
Deferred tax impact of other comprehensive income	(92)
Acquisition–related contingent consideration (1)	--
Transfers in and/or out of Level 3	--
Balance at March 31, 2010	$28,267
(1) See Note 4 for further details of the acquisition–related contingent consideration

11.           Debt:

The Company is party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with UBS AG, Stamford Branch and others. The Credit Agreement provides for a secured term loan of $330 million which was made available to inVentiv in a single drawing, a $50 million revolving credit facility, of which $10 million is available for the issuance of letters of credit, and a swingline facility.  The Credit Agreement was used to:

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

In March 2010, the Company paid down approximately $21 million of its term loan, including a $20 million prepayment, a portion of which was required as part of the Excess Cash Flow requirement described above.  In conjunction with the prepayment of debt, the Company terminated approximately $20 million notional of its swap arrangement as described in Note 13.

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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Company has certain restrictions under this Credit Agreement to pay dividends.  The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 (the permitted leverage ratio was 4.0 to 1.0 through December 31, 2009; the Company’s leverage ratio was 2.3 to 1.0 and 2.5 to 1.0 as of March 31, 2010 and December 31, 2009, respectively).

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of March 31, 2010 and December 31, 2009 was 0.27% and 0.25%, respectively.  As disclosed in Note 13, the Company has a derivative financial instrument, currently with a notional amount of approximately $301 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility and term loan under the provisions of ASC 470. In amending its revolving credit facility and term loan, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in ASC 470.  In connection with an amendment of our existing $164 million term loan, under the terms of ASC 470, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs was approximately $3.2 million and $3.4 million and are included in Deposits and Other Assets on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by ASC 840. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $4.4 million and $3.7 million (including no rebates and $0.4 million of rebates, respectively) during the three-months ended March 31, 2010 and 2009, respectively.  The Company also incurred net disposals of $1.7 million and $3.4 million during the three-months ended March 31, 2010 and 2009, respectively.

13.           Derivative Financial Instrument:

ASC 815, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires the recording of all derivatives as either assets or liabilities on the balance sheet measured at estimated fair value and the recognition of the unrealized gains and losses.  The Company records the fair market value of its derivatives as other assets and other liabilities within the Company’s condensed consolidated balance sheet.  Derivatives that are not part of hedge relationships are recorded at fair market value on the Company’s Condensed Consolidated Balance Sheet with the changes in fair value recorded to interest expense on its Condensed Consolidated Income Statement.  For hedge relationships designated as cash flow hedges under ASC 815, changes in fair value of the effective portion of a designated cash flow hedge are recorded to Other Comprehensive Income or loss; the ineffective portion is recorded to interest expense in our Condensed Consolidated Income Statement.

The Company enters into interest rate swaps to manage interest rate risk associated with variable rate debt.

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $24.2 million and $24.6 million as of March 31, 2010 and December 31, 2009, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2010, and accordingly, $0.4 million ($0.3 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $1.6 million and $1.8 million credit value adjustment for March 31, 2010 and December 31, 2009, respectively, as discussed in Note 10.  The total amount of loss reclassified from accumulated other comprehensive income into interest expense for the three months ended March 31, 2010 was approximately $5.5 million.

As described in Note 11, the Company terminated approximately $20 million notional of its swap arrangement in conjunction with the prepayment of debt in addition to the $0.8 million amortization relating to the first quarter 2010 principal loan payment .  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified $1.7 million from accumulated other comprehensive income into interest expense (included in the $5.5 million reclassification mentioned above) in connection with the termination of this portion of the hedge.

Based on current assumptions regarding the interest rate environment and other market conditions at March 31, 2010, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $13.2 million.

14.           Commitments and Contingencies:

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of March 31, 2010 are likely to have a material adverse effect on inVentiv.

15.           Deferred Compensation:

The Ventiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $9.7 million and $9.4 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at March 31, 2010 and December 31, 2009 was approximately $10.3 million and $9.1 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets.  In addition, approximately $0.4 million and $1.3 million as of March 31, 2010 and December 31, 2009, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.

16.           Income Taxes

The Company accounts for income taxes in accordance with ASC 740.  Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities.  Deferred tax assets are also recognized for tax net operating loss carry forwards.  These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to be reversed or utilized.  Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

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

The effective tax rate for the three-month period ended March 31, 2010 was 27.5%.  The rate includes a tax benefit of $2.1 million due to the expiration of the statute of limitations related to uncertain tax positions which was recognized in accordance with ASC 805.  The effective tax rate for the three-month period ended March 31, 2009 was 42.2%.  The rate included a tax detriment of 1% due to settlement of various state audits.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $3.6 million and $5.1 million, respectively.  The decrease primarily resulted from the expiration of the statute of limitations related to uncertain tax positions as noted above.  Included in these balances were positions totaling $3.1 million at March 31, 2010 and $4.5 million at December 31, 2009 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of March 31, 2010 and December 31, 2009 was $1.3 million and $2.1 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.7 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Equity

The following table describes the 2010 activity in the Company’s Total Equity accounts for the three-months ended March 31, 2010:

	inVentiv Health, Inc Shareholders
(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated earnings	Comprehensive Income	Accumulated Other Comprehensive Loss (1)	Noncontrolling Interest	Total
Balance at December 31, 2009	$34	$404,763	$40,661		$(16,203)	$(2)	$429,253
Net income			10,151	$10,151		196	10,347
Net change in effective portion of derivative, net of taxes				313	313		313
Unrealized gain on marketable securities				46	46		46
Foreign currency translation adjustment				(603)	(603)		(603)
				$9,907
Restricted stock expense		1,552					1,552
Withholding shares for taxes		(1,335)					(1,335)
Consultant compensation		65					65
Tax expense from exercise of employee stock options and vesting of restricted stock		(643)					(643)
Proceeds from exercise of stock options		1,113					1,113
Stock option expense		623					623
Distributions						(114)	(114)
Balance at March 31, 2010	$34	$406,138	$50,812		$(16,447)	$80	$440,617

(1) As of March 31, 2010 Accumulated Other Comprehensive Loss consists of a $2.4 million loss on currency translation fluctuations in our foreign bank accounts of our UK, France, German, Japanese and Canadian subsidiaries, and equity investments and noncontrolling interest in our foreign business units as well as other comprehensive loss of approximately $14.1 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

18.           Related Parties:

        The Company is party to an acquisition agreement dated September 6, 2005 pursuant to which the Company acquired inVentiv Communications, Inc. (then known as inChord Communications, Inc. ("inChord")) from Mr. Walter and other former inChord shareholders.  Mr. Walter and certain of his family members had an approximately 92% interest in the earnout consideration payable under the acquisition agreement.  In April of 2009, Mr. Walter and such family members received a total of $2.2 million in cash and common stock constituting earnout consideration.  The inChord acquisition agreement was approved prior to its execution by the Board of Directors of the Company.

inVentiv Communications leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.  During the periods ended March 31, 2010 and December 31, 2009, the Company paid $0.5 million and $1.8 million, respectively, in rent to Lexington MLP Westerville L.P.

inVentiv Commercial provided services to Mission Pharmacal (“Mission”) during 2009 and 2010.  Revenues generated for services provided to Mission totaled approximately $3.8 million and $13.0 million for the quarter ended March 31, 2010 and year ended December 31, 2009, respectively.  Terrell G. Herring, who is one of our directors, serves as President of the Pharmaceutical Division of Mission Pharmacal.  Mr. Herring has recused himself from any negotiations between the Company and Mission Pharmacal.

Our Chairman, Eran Broshy, has been engaged to provide consulting services to the Company pursuant to a consulting agreement entered into effective August 1, 2009.  Pursuant to the consulting agreement, which has a term of three years, Mr. Broshy will earn a consulting fee of $100,000 per year.

19.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 1, the Company realigned TTI from inVentiv Patient Outcomes to inVentiv Commercial, and has reclassified its segment reporting to conform to the current segment structure.  The following represents the Company’s reportable segments as of March 31, 2010:

•
inVentiv Clinical, which provides services related to permanent placement, clinical staffing, CRO Services, REMS, data collection and management and functional service provision primarily in support of pharmaceutical clinical development.

•	inVentiv Communications, which provides services related to pharmaceutical advertising, branding, public relations, interactive communications and physician education.

•
inVentiv Commercial, which consists of the Company’s outsourced sales and marketing teams, planning and analytics services, sample accountability services, marketing support services, clinical educator teams, professional development and training, and recruitment of sales representatives in the commercial services area.

•
inVentiv Patient Outcomes, which provides services related to patient pharmaceutical compliance programs, patient support programs, medical cost containment and consulting solutions and patient relationship marketing.

•	Other, which encompasses the activities of the corporate management group.

The following segment information has been prepared as if the TTI realignment from inVentiv Patient Outcomes to inVentiv Commercial described above had been in effect from January 1, 2009:

Three-months ended March 31, 2010 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$54,007	$88,374	$100,315	$30,887	--	$273,583
Less: Intersegment revenues	(68)	(253)	(3,745)	(156)	--	(4,222)
Reported Revenues	$53,939	$88,121	$96,570	$30,731	--	$269,361
Depreciation and amortization	1,435	2,727	3,656	1,060	3	8,881
Interest expense	--	55	106	--	7,392	7,553
Interest income	--	3	--	--	41	44
Segment income (loss) (1)	1,662	10,571	10,174	6,751	(14,870)	14,288

Three-months ended March 31, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$51,218	$71,352	$111,049	$28,667	--	$262,286
Less: Intersegment revenues	(48)	(421)	(4,097)	(68)	--	(4,634)
Reported Revenues	$51,170	$70,931	$106,952	$28,599	--	$257,652
Depreciation and amortization	562	2,485	4,310	1,147	10	8,514
Interest expense	--	19	111	2	5,642	5,774
Interest income	1	--	--	28	36	65
Segment income (loss) (1)	$1,511	$9,867	$6,972	$5,912	$(10,649)	$13,613

(1)	Income before income tax provision and (loss) income from equity investments

(in thousands)	March 31, 2010	December 31, 2009
Total Assets:
inVentiv Clinical	$120,498	$119,744
inVentiv Communications	404,789	407,920
inVentiv Commercial	182,069	178,678
inVentiv Patient Outcomes	152,882	151,862
Other	141,034	171,759
Total assets	$1,001,272	$1,029,963

ITEM 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, accompanying notes and other financial information included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Business Segments

We serve our clients primarily through four business segments, which correspond to our reporting segments for 2010:

•
inVentiv Clinical, which provides professional resourcing and services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing, and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development, Risk Evaluation and Mitigation Strategy ("REMS") and outsourced functional services and CRO services in various areas, including clinical operations, medical affairs and biometrics/data management.   inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”) and Paragon Rx (“Paragon”), which was acquired in December 2009;

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

•
inVentiv Commercial, which consists of our sales teams, sales support services, market research, commercial analytics, healthcare strategies, clinical educator teams, managed markets access, biotech/specialty managed markets, and integrated commercialization.  This segment includes Advance Insights and inVentiv Selling Solutions; and

•
inVentiv Patient Outcomes,  which provides services related to patient pharmaceutical compliance programs, patient support programs, medical cost containment and consulting solutions and patient relationship marketing.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), AWAC and Patient Marketing Group, LLC (“PMG”).

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

Our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations.  Our business was affected during 2009 by the tentativeness of clients to make outsourcing expenditure decisions.  Although we have seen evidence in recent months that our clients’ expenditures with certain of our business units are stabilizing, current economic conditions present continuing challenges and make it difficult for us to predict client marketing spend levels.  For example, our Clinical staffing business has recently experienced an increase in new order volumes and positive net starts; however, the sustainability of such a trend is based on future client demand.   Delays in FDA approval of drug candidates also impact our clients from time to time and can lead to unanticipated reduction or deferral of outside marketing spend.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt or acquire businesses over time.  Cost management strategies employed by management include:

•	reducing fixed cost headcount;
•	our "in balance" staffing initiative, through which we have converted full time employees to hourly positions that can be billed in direct response to the requirements of our client engagements;
•
completion during the first quarter of 2009 of our "super studio" in Columbus, Ohio, which has increased utilization and efficiency by allowing the management of project-based graphic design and production needs for agencies across the inVentiv Communications division;

•	negotiation of favorable rates with our vendors;
•	ongoing implementation of our Peoplesoft software to manage enterprise-wide resources; and
•	consolidation of certain facilities and operations.

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

Earnout Obligations Related to Completed Acquisitions

The terms of most of our completed acquisitions include the opportunity for the sellers to receive contingent earnout consideration based on the performance of the acquired businesses.  The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period.  Earnout obligations under certain of our acquisitions have not yet been completed.   The acquisitions consummated prior to January 1, 2009 fall under the guidance of ASC 805, excluding the requirements of contingent consideration for acquisitions made after January 1, 2009.  As such, we accrue the earnout obligations for these acquisitions at the end of an earnout period when the contingency is resolved and additional consideration is distributable for these acquisitions.  These earnout obligations have been, and may be, material in amount and represent a significant use of cash for the periods in which they are earned or paid.  Based on the performance of the applicable business units to date and our projections of the financial performance of such business units for the remainder of the applicable earnout periods, we project that our use of cash and equity in satisfaction of earnout obligations during 2010 and payable in 2010 is approximately $2.0 to $3.0 million.  Such payout amounts are subject to variability and could vary significantly based on the actual performance of the acquired businesses.

Earnout obligations for acquisitions consummated after January 1, 2009 are initially recorded as part of the purchase price at the estimated fair value at the date of acquisition in accordance with the updated guidance of ASC 805.  Any subsequent changes in the earnout amounts expected to be paid in future years will not be adjustments to purchase accounting, but will be recorded as a gain or loss in the respective periods and will result in fluctuations in our Condensed Consolidated Income Statements.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership
inVentiv Communications	United Kingdom	100%
	France	100%
	Canada	100%
	Germany (Liedler)	100%
	Japan (Admed)	19.9%
	Italy	37.5%(1)
	Germany (Haas and Health)	19.9%
	Sweden	15%
	Mexico	100%
inVentiv Clinical	Brazil	100%
	India	100%
inVentiv Commercial	Japan	100%
	Canada	100%
	Puerto Rico	100%

(1)	Subsequent to March 31, 2010, the Company acquired an additional 51.3% of DWA Health for $0.7 million, increasing our total ownership percentage to 88.8%.

We have an option to acquire an additional 60.1% of Haas and Health within 90 days following calendar year 2010, and the remaining 20% for a period of 90 days following the third anniversary of the acquisition of the 60.1% equity interest.

Foreign operations are accounted for using the functional currency of the country where the business is located, translated to US dollars in the inVentiv Health, Inc. condensed consolidated financial statements.  These investments are accounted for using various methods depending on ownership percent and control. For investments below the 20% threshold where inVentiv does not have significant influence, these are maintained on the cost method.  For investment ownership that is between 20% and 50%, or in cases where a lower ownership percentage is owned but where we exercise significant influence, we use the equity method of accounting. For investments where we own greater than 50% and exercise significant influence over the entities, financial results are consolidated in our financial statements. Although the financial results of our international operations are immaterial to the financial statements as a whole, their existence is an important component of our continued global approach and marketing strategy with our clients.

Critical Accounting Policies

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009.  There has been no material change, update or revision to the Company’s critical accounting policies.

Three-Months Ended March 31, 2010 Compared to Three-Months Ended March 31, 2009

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
(in thousands, except for per share data)	For the Three-Months Ended March 31,
	2010		2009
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$53,939	20.0%	$51,170	19.9%
inVentiv Communications	88,121	32.7%	70,931	27.5%
inVentiv Commercial	96,570	35.9%	106,952	41.5%
inVentiv Patient Outcomes	30,731	11.4%	28,599	11.1%
Total revenues	269,361	100.0%	257,652	100.0%

Cost of services (1) (2):
inVentiv Clinical	40,353	74.8%	38,529	75.3%
inVentiv Communications	52,281	59.3%	38,875	54.8%
inVentiv Commercial	75,308	78.0%	88,504	82.8%
inVentiv Patient Outcomes	16,221	52.8%	15,268	53.4%
Total cost of services	184,163	68.4%	181,176	70.3%

Selling, general and administrative expenses(1):
inVentiv Clinical	11,924	22.1%	11,131	21.8%
inVentiv Communications	25,217	28.6%	22,161	31.2%
inVentiv Commercial	10,982	11.4%	11,365	10.6%
inVentiv Patient Outcomes	7,758	25.2%	7,445	26.0%
Other	7,520	--	5,052	--
Total selling, general and administrative expenses	63,401	23.5%	57,154	22.2%

Total operating income	21,797	8.1%	19,322	7.5%
Interest expense	(7,553)	(2.8)%	(5,774)	(2.2)%
Interest income	44	--	65	--
Income before income tax provision and income (loss) from equity investments	14,288	5.3%	13,613	5.3%
Income tax provision	(3,856)	(1.4)%	(5,772)	(2.3)%
Income before income (loss) from equity investments	10,432	3.9%	7,841	3.0%
(Loss) income from equity investments	(85)	--	17	--
Net income	10,347	3.9%	7,858	3.0%
Plus (less): Net (income) loss attributable to the noncontrolling interest	(196)	(0.1)%	51	0.1%
Net income attributable to inVentiv Health, Inc.	$10,151	3.8%	$7,909	3.1%

Earnings per share:
Net income attributable to inVentiv Health, Inc.:
Basic	$0.30		$0.24
Diluted	$0.30		$0.24
(1)	Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $11 million, or 4%, to $269 million during the first quarter of 2010, from $258 million during the first quarter of 2009. Net revenues (revenues, net of pass-through costs) increased by approximately $9 million, or 4%, to $230 million during the first quarter of 2010 from $221 million in the first quarter of 2009.

inVentiv Clinical’s revenues were $54 million during the first quarter of 2010, an increase of $3 million compared to $51 million during  the first quarter of 2009.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the first quarter of 2010.  Revenues in inVentiv Clinical were higher in 2010 mainly due to the acquisitions of Paragon and iCS Chicago, which contributed $2 million in revenues during the first quarter of 2010, as well as organic growth from our strategic resource groups and CRO services.

inVentiv Communications’ revenues were $88 million during the first quarter of 2010, an increase of $17 million or 24% from the first quarter of 2009.  inVentiv Communications’ revenues accounted for 33% of total inVentiv revenues during the first quarter of 2010.  This increase is due to higher organic growth across the segment and a higher level of pass-through revenues in 2010.

inVentiv Commercial’s revenues were $97 million during the first quarter of 2010, a decrease of $10 million, or 9% from the first quarter of 2009.  inVentiv Commercial revenues accounted for 36% of total inVentiv revenues for the first quarter of 2010. The decrease is primarily due to a decrease in pass-through revenues both in total and as a percentage of total revenues and sales representatives for the comparative periods, which is offset by the inclusion of inVentiv Japan revenues, which was launched during the first half of 2009.

inVentiv Patient Outcomes’ revenues were $31 million during the first quarter of 2010, up $2 million from the first quarter of 2009.  The increase was due to organic growth in our patient pharmaceutical compliance programs and patient support programs.

Cost of Services: Cost of services increased by approximately $3 million or 2%, to $184 million during the first quarter of 2010 from $181 million in the first quarter of 2009.  Cost of services as a percentage of revenues was 68% and 70% during the first quarter of 2010 and 2009, respectively.

inVentiv Clinical’s cost of services increased by approximately $1 million, or 3%, to $40 million during the first quarter of 2010 from $39 million during the first quarter of 2009.  The increase in cost of services was primarily due to an increase in revenues from our strategic resource groups, in addition to the acquisitions of Paragon and iCS Chicago, as described above in revenues.  Cost of services as a percentage of revenues was 75% for both respective periods.

inVentiv Communications’ cost of services increased by 33% to $52 million during the first quarter of 2010 when compared to the first quarter of 2009.  This variance is related to the increase in pass-through and organic revenues described above.   Cost of services as a percentage of the segment’s revenues increased from 55% during the first quarter of 2009 to 59% during the first quarter of 2010.

Cost of services at inVentiv Commercial decreased by approximately $14 million, or 16%, to $75 million in the first quarter of 2010, mainly due to the decrease in revenues described above.  Cost of services as a percentage of revenues decreased from 83% during the first quarter of 2009 to 78% during the first quarter of 2010, which was primarily due to improved operating cost management in the first quarter of 2010 and increased business in Japan, which incurred start-up costs during the first quarter of 2009 without meaningful revenue.

inVentiv Patient Outcomes cost of services increased by approximately $1 million, or 7%, to $16 million in the first quarter of 2010 from $15 million during the first quarter of 2009.  The increase is related to the increase in revenues described above.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $6 million, or 11%, to $63 million during the first quarter of 2010 from $57 million during the first quarter of 2009.

SG&A expenses at inVentiv Clinical increased by approximately $1 million to approximately $12 million during the first quarter of 2010, compared to $11 million during the first quarter of 2009.  The increase is primarily due to the acquisitions of Paragon and iCS Chicago.

SG&A expenses at inVentiv Communications increased $3 million to $25 million during the first quarter of 2010 due to compensation, professional fees and occupancy costs.

SG&A expenses at inVentiv Commercial were approximately $11 million during the first quarter of 2010 and the first quarter of 2009.

SG&A expenses at inVentiv Patient Outcomes increased $0.4 million to $7.8 million during the first quarter of 2010 due to increased compensation.

Other SG&A was approximately $8 million for the first quarter of 2010, an increase of $3 million from the first quarter of 2009.  The increase was primarily due to a pre-acquisition contingency recorded in accordance with ASC 805 in the first quarter of 2010, as well as the sale of certain marketable securities during 2009 which did not occur in the first quarter of 2010.

Interest Expense:  Interest expense was approximately $8 million during the first quarter of 2010, an increase of $2 million from the first quarter of 2009.  The Company terminated approximately $20 million notional of its swap arrangement in conjunction with the prepayment of debt in addition to the $0.8 million amortization relating to the first quarter 2010 principal loan payment .  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified an additional $1.7 million from accumulated other comprehensive income into interest expense in connection with the termination of this portion of the hedge.  Our loan agreement and hedge are more fully explained below in Liquidity and Capital Resources.

Provision for Income Taxes: The effective tax rate for the first quarter of 2010 was 27.5%, versus an effective tax rate of 42.2% during the first quarter of 2009.  The rate for the first quarter of 2010 included tax benefits of $2.1million due to the expiration of the statute of limitations related to uncertain tax positions which was recognized in accordance with ASC 805.  The rate for the first quarter 2009 included a tax detriment of 1% due to the settlement of various state audits.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income was $10 million during the first quarter of 2010, an increase of $2 million from the first quarter of 2009.  Diluted earnings per share during the first quarter of 2010 were $0.30, and the diluted earnings per share were $0.24 during the first quarter of 2009.  Net income and diluted earnings per share increased due to stronger volumes of Communications services and solid operating results in our Commercial and Patient Outcomes segments for the comparative periods.

Liquidity and Capital Resources

At March 31, 2010, inVentiv had approximately $84 million of unrestricted cash and equivalents, a decrease of $49 million from the December 31, 2009 balance.  For the three-months ended March 31, 2009 compared to March 31, 2010, cash provided by operations decreased by $16 million from a source of $21 million to a source of $5 million.  Cash used in investing activities increased from $14 million to $28 million for the three-months ended March 31, 2009 and 2010, respectively.  Cash used by financing activities increased from a use of $7 million to a use of $26 million over the same comparative periods.

Cash provided by operations was $5 million during the three-months ended March 31, 2010, while cash provided by operations was $21 million for the three-months ended March 31, 2009.  This decrease was primarily due to the timing of our collections, unbilled services and accrued expenses across our segments in the first quarter of 2010 as compared to first quarter of 2009.

Cash used in investing activities was $28 million for the three-months ended March 31, 2010 compared to $14 million used during the same period in 2009.  We paid $25 million of cash in 2010 primarily relating to the earnout contingency payments from previous acquisitions and the iCS Chicago acquisition, and we paid $17 million in 2009 primarily relating to the earnout contingency payments from previous acquisitions.  During the three months ended March 31, 2009, the Company received proceeds of $5 million, mainly from redemptions from the Columbia Strategic Cash Portfolio (“CSCP”), which was not applicable in 2010 since the CSCP was fully liquidated in December 2009.

Cash used in financing activities was $26 million for the three-months ended March 31, 2010, compared to $7 million used by financing activities for the three-months ended March 31, 2009.  The difference primarily relates to a $20 million repayment of our loan, which is described further below.  Offsetting the loan payment was $1 million of proceeds from exercises of stock options.

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

•
The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The credit agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 commencing with our 2010 fiscal year (the permitted leverage ratio was 4.0 to 1.0 through December 31, 2009; our leverage ratio was 2.3 to 1.0 and 2.5 to 1.0 as of March 31, 2010 and December 31, 2009, respectively).

In March 2010, the Company paid down approximately $21 million of our term loan, including a $20 million prepayment of our loan, a portion of which was required as part of the Excess Cash Flow requirement described above.  In conjunction with the prepayment of debt, the Company terminated approximately $20 million notional of its swap arrangement in addition to the $0.8 million amortization relating to the first quarter 2010 principal loan payment .  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified $1.7 million from accumulated other comprehensive income into interest expense (included in the $5.5 million reclassification mentioned above) in connection with the termination of this portion of the hedge.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At March 31, 2010 the Company had approximately $301 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at March 31, 2010, a hypothetical increase or decrease of 10% in the variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $24.2 million and $24.6 million as of March 31, 2010 and December 31, 2009, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended March 31, 2010, and accordingly, $0.4 million ($0.3 million, net of taxes) was recorded as an increase to Other Comprehensive Income and a decrease to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.

As described above, the Company terminated approximately $20 million notional of its swap arrangement in conjunction with the prepayment of debt in addition to the $0.8 million amortization relating to the first quarter 2010 principal loan payment.  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified $1.7 million from accumulated other comprehensive income into interest expense in connection with the termination of this portion of the hedge.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France, Japanese and Canadian subsidiaries and equity investments and noncontrolling interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in ASC 830.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At March 31, 2010, the accumulated other comprehensive loss related to foreign currency translations was approximately $2.4 million.  Foreign currency transaction gains and losses are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.                      OTHER INFORMATION

ITEM 1A. Risk Factors

There have been no material changes in the risk factors discussed in Item 1A of our Form 10-K for the year ended December 31, 2009 except as follows:

Failure to complete the proposed Merger could adversely affect our business.

On May 6, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Papillon Holdings, Inc. (“Parent”) and Papillon Acquisition, Inc. (“Merger Sub”), each of which is an affiliate of Thomas H. Lee Partners, L.P., providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  There is no assurance that our shareholders will approve the Merger Agreement or that other closing conditions will be satisfied. We are subject to several risks as a result of this Merger Agreement, including the following:

•
If the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed;

•	Certain costs related to the proposed Merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed Merger is not completed;

•	Under circumstances as defined in the Merger Agreement, we may be required to pay a termination fee and/or reimburse expenses if the Merger Agreement is terminated;

•	Shareholder lawsuits may be filed against us in connection with the Merger Agreement;

•	Our management and employees’ attention may have been diverted from day-to-day operations; and

•	A failed Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

ITEM 5. Other Information

On May 6, 2010, we entered into the Merger Agreement.  Certain terms of the Merger Agreement and the Merger are summarized in, and the Merger Agreement has been filed as an exhibit to, our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2010.

ITEM 6.                 Exhibits

10.1	Form of Executive Officer Restricted Stock Award (filed with the registrant's Current Report on Form 8-K filed on March 19, 2010) +

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVENTIV HEALTH, INC.

Company Name

Date: May 10, 2010	By:	/s/ DAVID S. BASSIN
Name: David S. Bassin
Title: Chief Financial Officer and Secretary (Principal financial officer)