Form 10-Q
period 2010-06-30
INVENTIV HEALTH INC
filed 2010-08-09
CIK 1089473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Transition Period From ___________ to ___________

Commission file number 0-30318

INVENTIV HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2181734
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

500 Atrium Drive	08873
Somerset, New Jersey	(zip code)
(Address of principal executive office)

(800) 416-0555
(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2010, there were 33,938,248 outstanding shares of the registrant's common stock.

INVENTIV HEALTH, INC.
INDEX TO QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010
and December 31, 2009 (unaudited)

Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2010 and 2009 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2010 and 2009 (unaudited)

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
  our belief that our growth and success will depend on our ability to continue to enhance the quality of our existing services, serve our clients across all phases of a product lifecycle, introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing customers, recruit, motivate and retain qualified personnel and economically train existing sales representatives and recruit new sales representatives;
  our expectations that pharmaceutical companies will increasingly outsource their sales representatives;
  our belief that our clients are looking for service providers with global capabilities;
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

Investors should carefully consider these risk factors and the additional risk factors outlined in more detail in Item 1A, Risk Factors, Part I, of our Form 10-K for the year ended December 31, 2009, and in Item 1A, Risk Factors, Part II, of this Quarterly Report on Form 10-Q.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.                      Financial Statements
INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and equivalents	$99,870	$132,818
Restricted cash and marketable securities	1,340	2,539
Accounts receivable, net of allowances for doubtful accounts of $3,721 and $5,254 at
June 30, 2010 and December 31, 2009, respectively	157,498	160,012
Unbilled services	98,805	76,502
Prepaid expenses and other current assets	12,271	12,676
Current tax assets	5,074	4,408
Current deferred tax assets	14,302	12,881
Total current assets	389,160	401,836

Property and equipment, net	63,969	65,243
Equity investments	1,799	1,873
Goodwill	268,091	262,528
Other intangibles, net	213,459	218,283
Non-current deferred tax assets	52,038	58,920
Deposits and other assets	18,362	21,280
Total assets	$1,006,878	$1,029,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations	$9,019	$9,293
Current portion of long-term debt	3,122	3,455
Accrued payroll, accounts payable and accrued expenses	110,127	129,471
Client advances and unearned revenue	64,202	65,437
Total current liabilities	186,470	207,656

Capital lease obligations, net of current portion	13,258	14,080
Long-term debt	297,057	318,450
Non-current income tax liabilities	3,622	5,758
Other non-current liabilities	54,636	54,766
Total liabilities	555,043	600,710

Commitments and Contingencies (Note 14)
Equity:
inVentiv Health, Inc. stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	--	--
Common stock, $.001 par value, 50,000,000 shares authorized; 33,923,319 and 33,630,886
shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	34	34
Additional paid-in-capital	408,809	404,763
Accumulated other comprehensive loss	(17,684)	(16,203)
Accumulated earnings	60,370	40,661
Total inVentiv Health, Inc. stockholders’ equity	451,529	429,255
Noncontrolling interest	306	(2)
Total equity	451,835	429,253
Total liabilities and equity	$1,006,878	$1,029,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)
	For the Three-Months Ended		For the Six-Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$246,916	$235,499	$476,527	$456,483
Reimbursed out-of-pocket expenses	37,535	33,542	77,285	70,210
Total revenues	284,451	269,041	553,812	526,693

Operating expenses:
Cost of services	153,322	148,397	295,837	292,883
Reimbursable out-of-pocket expenses	39,172	33,879	80,820	70,569
Selling, general and administrative expenses	69,882	61,917	133,283	119,071
Total operating expenses	262,376	244,193	509,940	482,523

Operating income	22,075	24,848	43,872	44,170
Interest expense	(5,437)	(5,773)	(12,990)	(11,547)
Interest income	20	50	64	115
Income before income tax provision and (loss) income from equity investments	16,658	19,125	30,946	32,738
Income tax provision	(6,716)	(7,768)	(10,573)	(13,540)
Income before (loss) income from equity investments	9,942	11,357	20,373	19,198
(Loss) income from equity investments	(3)	(11)	(87)	8
Net income	9,939	11,346	20,286	19,206
Less: Net income attributable to the noncontrolling interest	(381)	(54)	(577)	(5)
Net income attributable to inVentiv Health, Inc.	$9,558	$11,292	$19,709	$19,201

Earnings per share (see Note 7):
Net income attributable to inVentiv Health, Inc.:
Basic	$0.28	$0.34	$0.58	$0.57
Diluted	$0.28	$0.34	$0.57	$0.57
Weighted average common shares outstanding:
Basic	33,900	33,471	33,835	33,411
Diluted	34,435	33,657	34,361	33,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	For the Six-Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,286	$19,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,935	10,327
Amortization	6,324	6,267
Tradename writeoff	--	117
Loss (income) from equity investments	87	(8)
Partial termination of derivative financial instrument	1,741	--
Deferred taxes	5,461	5,510
Gains on marketable securities	(216)	(1,682)
Stock-based compensation expense	4,651	5,070
Tax benefit from stock option exercises and vesting of restricted shares	2,042	907

Changes in assets and liabilities, net of effects from discontinued operations:
Accounts receivable, net	5,844	31,898
Unbilled services	(22,030)	(20,154)
Prepaid expenses and other current assets	405	3,943
Accrued payroll, accounts payable and accrued expenses	15,707	(2,242)
Net tax liabilities	(5,521)	(3,969)
Client advances and unearned revenue	(2,127)	2,299
Excess tax benefits from stock based compensation	(330)	1,033
Other	3,375	(734)
Net cash provided by continuing operations	46,634	57,788
Net cash used in discontinued operations	--	(613)
Net cash provided by operating activities	46,634	57,175

Cash flows from investing activities:
Restricted cash balances and marketable securities	1,415	5,826
Investment in cash value of life insurance policies	(620)	(2,722)
Cash paid for acquisitions, net of cash acquired	(3,957)	(532)
Acquisition earn-out payments	(41,447)	(38,264)
Equity investments	(13)	30
Purchases of property and equipment	(5,771)	(9,770)
Proceeds from manufacturers rebates on leased vehicles	--	453
Net cash used in continuing operations	(50,393)	(44,979)
Net cash provided by discontinued operations	--	613
Net cash used in investing activities	(50,393)	(44,366)

Cash flows from financing activities:
Repayments on long-term debt	(21,750)	(1,073)
Borrowings (repayments) on line of credit	24	(948)
Repayments on capital lease obligations	(4,769)	(6,371)
Cash paid for unwinding of an interest rate swap on debt	(1,741)	--
Withholding shares for taxes	(1,391)	(523)
Proceeds from exercise of stock options	1,629	850
Excess tax benefits from stock-based compensation	330	(1,033)
Distributions to noncontrolling interests in affiliated partnership	(284)	(398)
Net cash used in financing activities	(27,952)	(9,496)

Effect of exchange rate changes	(1,237)	1,186

Net change in cash and equivalents	(32,948)	4,499
Cash and equivalents, beginning of period	132,818	90,463
Cash and equivalents, end of period	$99,870	$94,962

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,408	$11,271
Cash paid for income taxes	$8,641	$12,043
Supplemental disclosures of non-cash activities:
Vehicles acquired through capital lease agreements	$6,675	$4,988
Stock issuance related to acquisitions	$--	$2,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Organization and Business:

inVentiv Health, Inc. (together with its subsidiaries, “inVentiv”, or the “Company”) is a leading provider of value-added services to the pharmaceutical and life sciences industries.  The Company supports a broad range of clinical development, communications and commercialization activities that are critical to its customers' ability to complete the development of new drug products and medical devices and successfully bring them to market.  The Company’s goal is to assist its customers in meeting their objectives in each of its operational areas by providing its services on a flexible and cost-effective basis that permits the Company to provide discrete service offerings in focused areas as well as integrated multidisciplinary solutions.  The Company provides services to over 350 client organizations, including all top 20 global pharmaceutical companies and numerous emerging and specialty biotechnology companies and third party administrators.

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

        On May 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Group Holdings, Inc. (formerly Papillon Holdings, Inc.) (“Parent”) and inVentiv Acquisition, Inc. (formerly Papillon Acquisition, Inc.) (“Merger Sub”), each of which is an affiliate of Thomas H. Lee Partners, L.P., providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of the Parent.  The closing of the Merger (the “Merger Closing”) took place on August 4, 2010.  See Subsequent Events – Note 20 for further details of the Merger.

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure.  In the first quarter of 2010, the Company realigned The Therapeutics Institute (“TTI”) from inVentiv Patient Outcomes to inVentiv Commercial Services.  This realignment is reflected in the Company’s condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated income statements of the Company for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated cash flows for the six months ended June 30, 2010 and 2009.  See Note 19, Segment Information, for further details.

The Company currently serves its clients primarily through four business segments, which correspond to its reporting segments for 2010:

•
inVentiv Clinical, which provides professional resourcing and clinical research services to pharmaceutical, biotech and device companies.  Professional resourcing services include providing clinical research professionals in support of clients’ research efforts, including permanent placement, clinical staffing and strategic resource teams.  In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development, Risk Evaluation and Mitigation Strategy (“REMS”) and outsourced functional services and CRO services in various areas, including clinical operations, medical affairs and biometrics/data management.  inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”), and Paragon Rx (“Paragon”), which was acquired in December 2009;

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

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the condensed consolidated balance sheets, condensed consolidated results of operations and condensed consolidated cash flows of the Company and its subsidiaries (the "condensed consolidated financial statements"). These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the SEC related to interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The Company believes that the disclosures made herein are adequate such that the information presented is not misleading. These condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) that, in the opinion of management, are necessary to fairly present the Company's condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, the condensed consolidated statements of operations of the Company for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-months ended June 30, 2010 and 2009.  Operating results for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 24, 2010.

The preparation of financial statements requires the use of management estimates and assumptions, including but not limited to, determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows) and evaluating the need for valuation allowances for deferred tax assets.  Such estimates are comprised of numerous assumptions regarding the Company’s future revenues, cash flows and operational results.  Management believes that its estimates are reasonable and appropriate based upon current facts and circumstances.  Actual results may differ from estimated results.  Management regularly reviews the information related to these estimates and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ materially from previous estimates.

Our operations consist primarily of four business segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes   The condensed consolidated financial statements include the accounts of inVentiv Health, Inc., its wholly owned subsidiaries, its 60% owned subsidiary, Taylor Search Partners (“TSP”), which was acquired in conjunction with the acquisition of inVentiv Communications, Inc., and its 88.8% owned subsidiary, DWA Health ("DWA"), based in Italy.  In December 2007, the Company increased its investment interest from 44% to 85% in Liedler, a service provider of communication and marketing tools for technical, medical and pharmaceutical products, located in Germany.   In December 2009, the Company increased its investment interest from 85% to 100%.  The Company accounted for Liedler as an equity investment until the 2007 acquisition date, and then included its results in the consolidated results of the Company thereafter.  Intercompany transactions have been eliminated in consolidation.

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

Paragon – In December 2009, the Company completed the acquisition of the net assets of Paragon for approximately $5.9 million in upfront cash and stock consideration.  As required by the updated guidance of ASC 805, effective January 1, 2009, the Company recorded an additional $4.1 million in earnout consideration based on Paragon’s estimated performance measurements during 2010 through 2012.  The Company remeasured the fair value of the liability as of June 30, 2010 and no adjustment was made to the liability. The $4.1 million is included on the June 30, 2010 and December 31, 2009 condensed consolidated balance sheets as part of other non-current liabilities.  Paragon is headquartered in Delaware and is a leading provider in designing and implementing REMS.  The Company acquired Paragon to strengthen its REMS capabilities, to complement its broad array of risk communications and REMS implementation services and to expand the breadth of inVentiv Clinical’s scope of safety science offerings.

The following table summarizes the preliminary purchase price allocations in connection with the completed 2009 and 2010 acquisitions:

(in thousands)	Paragon	iCS Chicago	2009 and 2010 Total
Fair Value of the Net Assets (Liabilities) Acquired	$277	$(950)	$(673)
Customer Relationships	3,100	1,500	4,600
Technology	1,000	--	1,000
Tradename subject to amortization	250	--	250
Goodwill, excluding contingent consideration (tax deductible)	1,248	2,568	3,816
Total purchase price, before contingent consideration	5,875	3,118	8,993
Contingent consideration estimate at acquisition date	4,100	--	4,100
Total purchase price, including estimate of contingent consideration	$9,975	$3,118	$13,093

The $4.1 million of contingent consideration, as described above, is based on Paragon’s estimated performance measurements during 2010 through 2012 and represents the present value of the expected payments during these respective periods, using a discounted cash flow analysis.  As described above, the Company remeasured the fair value of the liability as of June 30, 2010 and no adjustment was required to be made to the liability.

All earnout obligations under acquisitions consummated prior to January 1, 2009 were completed as of the date of this report.

5.           Restricted Cash:

As of June 30, 2010 and December 31, 2009, there were approximately $1.3 million and $1.4 million, respectively, of restricted cash, of which $0.9 million and $1.0 million, respectively, relate to security deposits for the London office in the inVentiv Communications segment and $0.4 million for both periods relate to letters of credit for the New York, Washington D.C and California offices, which are also reflected in the inVentiv Communications segment.  The beneficiaries have not drawn on the $0.4 million letters of credit.

The Company receives cash advances from its clients as funding for specific projects and engagements. These funds are deposited into segregated bank accounts and used solely for purposes relating to the designated projects. Although these funds are not held subject to formal escrow agreements, the Company considers these funds to be restricted and has classified these balances accordingly. Cash held in such segregated bank accounts totaled approximately $0.1 million as of June 30, 2010 and December 31, 2009.

6.           Employee Stock Compensation:

The Company follows ASC 718, which provides guidance in accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

Stock-based compensation expense was $2.5 million, of which $0.4 million was recorded in cost of services and $2.1 million recorded as Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2010 and $2.5 million, of which $0.5 million was recorded in cost of services and $2.0 million recorded as SG&A for the three months ended June 30, 2009. For the six-months ended June 30, 2010, stock-based compensation expense was $4.7 million, of which $0.5 million was recorded in cost of services and $4.2 million recorded as SG&A; for the six-months ended June 30, 2009, stock-based compensation expense was $5.1 million, of which $0.7 million was recorded in cost of services and $4.4 million was recorded as SG&A.

Assumptions

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected life of option	5.5-6 yrs	5.5-6 yrs	6 yrs	6 yrs
Risk-free interest rate	-- (1)	-- (1)	2.65%	1.36%
Expected volatility	50%	50%	52%	47%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
(1) In the second quarter of 2010 and 2009, no options were granted by the Company, hence, the interest rate was not applicable.

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

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The forfeiture rate was estimated based on historical forfeitures.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.    The forfeiture rate utilized for the six months ended June 30, 2010 and 2009 was 5.30%.

Stock Incentive Plan and Award Activity

The Company’s 2006 Stock Incentive Plan (Amended on April 27, 2009) (“Stock Plan” or “LTIP”) authorizes incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights (“SARs”).  Prior to the adoption of the LTIP, the Company was authorized to grant equity incentive awards under its 1999 Stock Incentive Plan (together with the LTIP, the "Equity Incentive Plans").  The Company discontinued making grants under the 1999 Stock Incentive Plan at the time the LTIP was adopted.  The aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 4.2 million shares, which includes 4.1 million additional shares that were approved by our shareholders on June 17, 2009. As of June 30, 2010, the aggregate number of unissued shares of the Company’s common stock that may be issued under the Stock Plan is 3.7 million shares.

The exercise price of options granted under the Stock Plan may not be less than 100% of the fair market value per share of the Company’s common stock on the date of the option grant. The vesting and other provisions of the options are determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes activity under the Company’s Equity Incentive Plans for the six months ended June 30, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,672	$20.55	6.39	$2,926
Granted and assumed	279	$16.92
Exercised	(99)	$16.30
Forfeited/expired/cancelled	(2)	$27.61
Outstanding at June 30, 2010	1,850	$20.23	6.18	$13,061

Vested and expected to vest at June 30, 2010	1,799	$20.34	6.15	$12,558

Options exercisable at June 30, 2010	1,124	$21.57	5.36	$6,538

There were no stock options granted during the three-months ended June 30, 2010 or June 30, 2009.   The weighted-average grant-date fair value of stock options granted during the six-months ended June 30, 2010 and 2009 was $8.74 and $4.96 per share, respectively.   The total intrinsic value of options exercised during the three-months ended June 30, 2010 and 2009 was $0.5 million and $0.8 million, respectively, and was $1.6 million and $0.8 million during the six-months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, there was approximately $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted; that cost is expected to be recognized over a weighted average of 2.7 years and 2.5 years, respectively.

The actual tax benefit realized for the tax deductions from option exercises related to share-based payment arrangements totaled $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and totaled $0.2 million for the six-months ended June 30, 2010 and 2009.

Options outstanding and exercisable have exercise price ranges and weighted average remaining contractual lives of:

			Outstanding Options			Exercisable Options
Exercise Price Range			Numbers of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options	Weighted Average Exercise Price
$1.66	To	$10.30	100,425	$6.75	3.14	100,425	$6.75
$10.82	To	$10.82	343,488	$10.82	8.55	85,876	$10.82
$10.86	To	$15.48	18,934	$13.93	4.01	18,934	$13.93
$15.96	To	$15.96	200,000	$15.96	4.23	200,000	$15.96
$16.13	To	$16.89	86,114	$16.65	5.03	55,000	$16.89
$16.92	To	$16.92	279,310	$16.92	6.52	--	$--
$17.25	To	$26.76	249,319	$22.92	4.86	249,319	$22.92
$26.77	To	$28.66	249,788	$27.30	6.52	214,894	$27.08
$30.64	To	$32.55	188,489	$32.15	7.14	109,561	$32.00
$35.01	To	$37.21	133,713	$35.96	6.05	89,713	$35.72
			1,849,580			1,123,722

A summary of the status and changes of the Company’s nonvested shares related to its Equity Incentive Plans as of and during the six months ended June 30, 2010 is presented below:

(in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,008	$19.00
Granted	347	$16.88
Released	(276)	$21.80
Forfeited	(43)	$22.38
Nonvested at June 30, 2010	1,036	$17.41

As of June 30, 2010 and December 31, 2009, there was approximately $12.9 million and $11.8 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan; that cost is expected to be recognized over a weighted average of 2.7 years and 2.5 years, respectively. The total fair value of shares vested during the three and six months ended June 30, 2010 was $0.6 million and $4.7 million, respectively.  During the three and six-months ended June 30, 2009 the amounts were $0.3 million and $1.8 million, respectively.

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

A summary of the computation of basic and diluted earnings per share is as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Basic EPS Computation
Net income attributable to inVentiv Health, Inc.	$9,558	$11,292	$19,709	$19,201
Weighted average number of common shares outstanding	33,900	33,471	33,835	33,411
Basic EPS attributable to inVentiv Health, Inc.	$0.28	$0.34	$0.58	$0.57

Diluted EPS Computation
Net income attributable to inVentiv Health, Inc.	$9,558	$11,292	$19,709	$19,201

Weighted average number of common shares outstanding	33,900	33,471	33,835	33,411
Stock options (1)	239	56	193	51
Restricted stock awards (2)	296	130	333	105
Total diluted common shares outstanding	34,435	33,657	34,361	33,567

Diluted EPS attributable to inVentiv Health, Inc.	$0.28	$0.34	$0.57	$0.57

(1)   For the three-months and six-months ended June 30, 2010, 723,393 and 1,044,486 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2009, 1,760,515 shares and 1,730,749 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.
(2) For the three-months and six-months ended June 30, 2010, 47,501 and 53,109 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.  Similarly, for the three and six months ended June 30, 2009, 435,768 and 407,625 shares, respectively, were excluded from the calculation of diluted EPS due to the fact that the shares are considered anti-dilutive because the number of potential buyback shares is greater than the number of weighted shares outstanding.

8.           Significant Clients:

               During the six-months ended June 30, 2010, the Company had one client that accounted for approximately 11% of the Company’s total revenues across the inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments. During the six-months ended June 30, 2009, the Company had no clients that accounted for more than 10%, individually, of the Company's total revenues across the inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes segments.

9.           Goodwill and Other Intangible Assets:

Goodwill consists of the following:

(in thousands)	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Balance as of January 1, 2009	$15,818	$103,607	$47,334	$48,767	--	$215,526
Goodwill acquired during the year	1,248	--	--	--	--	1,248
Goodwill through contingent consideration(1)	4,100	23,088	--	18,506	--	45,694
Goodwill allocation (2)	--	--	60	--	--	60
Balance as of December 31, 2009	$21,166	$126,695	$47,394	$67,273	--	$262,528
Goodwill acquired during the year	2,568	756	--	--	--	3,324
Goodwill through contingent consideration(3)	--	2,298	--	(59)	--	2,239
Balance as of June 30, 2010	$23,734	$129,749	$47,394	$67,214	--	$268,091

(1)
For acquisitions before January 1, 2009, the contingent consideration represents adjustments relating to the finalization of the earnouts for the respective periods.  For Paragon, the contingent consideration represents the estimated earnout at the acquisition date.

(2)
The amount relates to the allocation of the goodwill at year-end to identifiable intangible assets arising from the PLS acquisition.  Identifiable intangible assets were allocated at December 31, 2008, but were revised accordingly based on finalization of the valuation, in accordance with ASC 805 guidance.

(3)	The contingent consideration represents adjustments relating to the finalization of the earnouts for the respective periods for acquisitions before January 1, 2009.

Other intangible assets consist of the following:

	June 30, 2010			December 31, 2009
(in thousands)		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$118,434	$(43,358)	$75,076	$116,934	$(37,917)	$79,017
Technology	15,168	(5,716)	9,452	15,168	(5,277)	9,891
Noncompete agreement	1,506	(1,235)	271	1,506	(1,127)	379
Tradenames subject to amortization	2,409	(1,361)	1,048	2,409	(1,163)	1,246
Other	1,232	(1,110)	122	1,232	(972)	260
Total definite-life intangibles	138,749	(52,780)	85,969	137,249	(46,456)	90,793
Tradenames not subject to amortization (1)	127,490	--	127,490	127,490	--	127,490
Total other intangibles (2)	$266,239	$(52,780)	$213,459	$264,739	$(46,456)	$218,283

(1)
These indefinite-life tradenames arose primarily from acquisitions where the brand names of the entities acquired are very strong and longstanding.  These tradenames are also supported annually in the Company’s impairment test for goodwill and tradenames.

(2)	The increase in total gross other intangibles are related to the identifiable intangible assets for the iCS Chicago acquisition.

The Company has the following identifiable intangible assets:

Intangible asset	Amount (in thousands)	Weighted average amortization period
Tradename	$129,899	(1)
Customer relationships	118,434	10.7 years
Technology	15,168	13.8 years
Noncompete agreement	1,506	4.5 years
Other	1,232	4.5 years
Total	$266,239

(1)	$2.4 million of the tradenames are definite-life intangibles, which have a weighted average amortization period of 4.8 years.

Amortization expense, based on intangibles subject to amortization held at June 30, 2010, is expected to be $6.3 million for the remainder of 2010, $12.3 million in 2011, $12.1 million in 2012, $10.8 million in 2013, $10.4 million in 2014, $9.5 million in 2015 and $24.3 million thereafter.

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

Goodwill and other indefinite-life intangibles were assessed for potential impairment on June 30, 2010, as noted above, for the Company’s annual impairment testing.   The Company conducted its assessment and concluded that the foregoing balances on the Company’s Condensed Consolidated Balance Sheet were not impaired as of June 30, 2010.

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

10.           Fair Value Measurement

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and the basis for that measurement:

As of June 30, 2010:
(in thousands)	Total Fair Value Measurement		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES
Derivative Liabilities	$25,023		--	--	$25,023
Acquisition-related contingent consideration	4,100	(1)	--	--	4,100
TOTAL LIABILITIES	$29,123		--	--	$29,123

As of December 31, 2009:
(in thousands)	Total Fair Value Measurement		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Marketable Securities	$1,014		$--	$1,014	$--
Deferred Compensation Plan Assets	10,413		--	10,413	--
TOTAL ASSETS	$11,427		$--	$11,427	$--

LIABILITIES
Deferred Compensation Plan Liabilities	$9,393		$--	$9,393	$--
Derivative Liabilities	24,572		--	--	24,572
Acquisition–related contingent consideration	4,100	(1)	--	--	4,100
TOTAL LIABILITIES	$38,065		$--	$9,393	$28,672

(1)	See Note 4 for further details of the acquisition–related contingent consideration.

The Company recorded its valuation of its five-year interest rate derivative as of June 30, 2010 and December 31, 2009, resulting in a credit value adjustment of $0.9 million and $1.8 million, respectively, to the derivative liability, with a corresponding offset to Other Comprehensive Income as a result of cash flow hedge accounting (see Note 13).  This valuation, which involved current and future probability-adjusted risk factors, included inputs derived from valuation techniques in which one or more significant inputs were unobservable, classifying this as a Level 3 input under the definition described above.  The significant inputs in this valuation included credit market spread, estimated exposure and company and counterparty default risk.  There were no transfers into or out of Levels 1 or 2 during the six months ended June 30, 2010.

The following is a rollforward of the Level 3 assets and liabilities from January 1, 2009 through June 30, 2010:

Fair Value Measurements
(in thousands)	Using Significant Unobservable Inputs (Level 3)
ASSETS	Marketable Securities
Balance at January 1, 2009	$9,999
Included in earnings (or changes in net assets)	415
Included in other comprehensive income	--
Purchases, issuances and settlements	(10,414)
Transfers in and/or out of Level 3	--
Balance at January 1, 2010	$--
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	--
Purchases, issuances and settlements	--
Transfers in and/or out of Level 3	--
Balance at June 30, 2010	$--

LIABILITIES	Derivative/Acquisition-related Contingent Consideration
Balance at January 1, 2009	$30,783
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	(3,828)
Deferred tax impact of other comprehensive income	(2,383)
Acquisition–related contingent consideration (1)	4,100
Transfers in and/or out of Level 3	--
Balance at January 1, 2010	$28,672
Included in earnings (or changes in net assets)	--
Included in other comprehensive income	187
Deferred tax impact of other comprehensive income	264
Acquisition–related contingent consideration (1)	--
Transfers in and/or out of Level 3	--
Balance at June 30, 2010	$29,123
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

The Credit Agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The Company has certain restrictions under this Credit Agreement to pay dividends.  The Credit Agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 (the permitted leverage ratio was 4.0 to 1.0 through December 31, 2009; the Company’s leverage ratio was 2.3 to 1.0 and 2.5 to 1.0 as of June 30, 2010 and December 31, 2009, respectively).

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

The Company has the intent and ability to choose the three-month LIBOR base rate for the duration of the term of the Credit Agreement.  The three-month LIBOR base rate as of June 30, 2010 and December 31, 2009 was 0.54% and 0.25%, respectively.  As disclosed in Note 13, the Company has a derivative financial instrument, currently with a notional amount of approximately $300 million, to hedge against the current term loan facility.

The Company accounts for amendments to its revolving credit facility and term loan under the provisions of ASC 470. In amending its revolving credit facility and term loan, deferred financing costs are being amortized over the term of the new arrangement since the borrowing capacity increased in the new loan, per the guidance in ASC 470.  In connection with an amendment of our existing $164 million term loan, under the terms of ASC 470, bank and any third-party fees were deferred and amortized over the term of the Credit Agreement since the old and new debt instruments were not substantially different.  The unamortized portion of the deferred financing costs was approximately $3.1 million and $3.4 million and are included in Deposits and Other Assets on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.

See Note 20 for a description of the subsequent impact of the Merger on the Company’s existing indebtedness at June 30, 2010.

12.        Capital Lease Obligations:

During 2000, the Company entered into a master lease agreement to provide a fleet of automobiles for sales representatives of its inVentiv Commercial Services operating segment. Subsequent to 2000, the Company entered into other lease agreements with multiple vendors. Based on the terms of the agreements, management concluded that the leases were capital leases based on the criteria established by ASC 840. The Company capitalized leased vehicles and recorded the related lease obligations totaling approximately $6.7 million and $5.4 million (including rebates of $0.4 million) during the six-months ended June 30, 2010 and 2009, respectively.  The Company also incurred net disposals of $3.4 million and $6.4 million during the six-months ended June 30, 2010 and 2009, respectively.

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

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $25.0 million and $24.6 million as of June 30, 2010 and December 31, 2009, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2010, and accordingly, $0.4 million ($0.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.  This change in Other Comprehensive Income includes the $0.9 million and $1.8 million credit value adjustment for June 30, 2010 and December 31, 2009, respectively, as discussed in Note 10.  The total amount of loss reclassified from accumulated other comprehensive income into interest expense for the three months and six months ended June 30, 2010 was approximately $3.5 million and $9.0 million, respectively.

As described in Note 11, the Company terminated approximately $20 million notional of its swap arrangement in conjunction with the prepayment of debt in addition to the $0.8 million amortization relating to the first quarter 2010 principal loan payment.  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified $1.7 million from accumulated other comprehensive income into interest expense during the first quarter of 2010 in connection with the termination of this portion of the hedge.

Based on current assumptions regarding the interest rate environment and other market conditions at June 30, 2010, the estimated amount of accumulated other comprehensive income that is expected to be reclassified into interest expense under our hedge relationships within the next 12 months is $12.7 million.

See Note 20 for a description of the subsequent impact of the Merger on the Company’s existing swap arrangement.

14.           Commitments and Contingencies:

Shareholders Litigation

On May 7, 2010, a putative stockholder class action, captioned Palkon v. R. Blane Walter et al, Case No. SOM-C-12037-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, its directors, certain of its officers, and Thomas H. Lee Partners., L.P. (“THL”).  An amended complaint was filed with the court on June 7, 2010, which was joined by the plaintiff in the Beard action referenced below. As amended, the complaint alleges that the Company’s preliminary proxy statement omitted material information necessary to enable stockholders to cast an informed vote with regard to the proposed merger transaction and that the defendant directors and officers breached their fiduciary duties of loyalty, good faith and care by, among other things, failing to maximize stockholder value, and that THL aided and abetted the alleged breaches of fiduciary duties. Among other remedies, the complaint seeks a declaration that the defendant directors and officers breached their fiduciary duties and an injunction preventing consummation of the merger.  On July 9, 2010, the court stayed this action pending the outcome of the Delaware actions, discussed below.

On May 12, 2010, a putative stockholder class action, captioned Steamfitters Local Union 449 v. R. Blane Walter et al, Case No. 5492, was filed in the Delaware Court of Chancery against the Company, its directors, certain of its officers, THL, Parent and Merger Sub. An amended complaint was filed with the court on June 7, 2010. The complaint, as amended, alleges that the defendant directors engaged in self-dealing and breached their fiduciary duties of loyalty, fairness, good faith and care by, among other things, allegedly failing to disclose in the Company’s preliminary proxy statement material information to enable the stockholders to render an informed decision with regard to voting for or against the proposed merger transaction, failing to secure adequate merger consideration and to consider a strategic alternative, and that THL aided and abetted the alleged breaches of duty. Among other remedies, the complaint seeks a declaration that the defendant directors breached their fiduciary duties and an injunction preventing the defendants from placing their own interests ahead of those of the Company and its shareholders, or initiating any defensive measures that would inhibit the defendants’ ability to maximize value for the Company stockholders. The complaint also seeks compensatory damages.

On May 13, 2010, a putative stockholder class action, captioned Beard v. inVentiv Health, Inc. et al, Case No. SOM-C-12039-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, its directors, certain of its officers and THL. The court has consolidated this action with the Palkon case referenced above and, on July 9, 2010, the court stayed this action pending the outcome of the Delaware actions..

On May 15, 2010, a putative stockholder class action, captioned Carter v. R. Blane Walter et al, Case No. SOM-C-12041-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, its directors, certain of its officers, Parent, Merger Sub and THL. The complaint alleges that the defendant directors and officers engaged in self-dealing and breached their fiduciary duties of loyalty, fairness, good faith and care by, among other things, not taking adequate measures to protect the interests of the Company’s stockholders and by embarking on a process that avoids competitive bidding and provides THL with an unfair advantage by excluding alternative proposals, and that THL aided and abetted the alleged breaches of fiduciary duties. Among other remedies, the complaint seeks a declaration that the defendant directors and officers breached their fiduciary duties and an injunction preventing the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize value for the Company stockholders. The complaint also seeks compensatory damages.  The court has consolidated this action with the Palkon case referenced above and, on July 9, 2010, the court stayed this action pending the outcome of the Delaware actions.

On May 25, 2010, a putative stockholder class action, captioned Ramage v. Eran Broshy et al, Case No. SOM-C-12044-10 was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, its directors, certain of its officers, Parent and Merger Sub. The complaint alleges that the defendant directors and officers engaged in self-dealing and breached their fiduciary duties of loyalty and care by failing to engage in an honest and fair sale process and maximize stockholder value, and that THL (which is not named as a party to the action) aided and abetted the alleged breaches of duty. Among other remedies, the complaint seeks an injunction preventing consummation of the merger or, in the event it is consummated, an order rescinding the merger or the award of rescissory damages, and an order directing the defendants to account for all damages caused by them and all profits and any special benefits obtained as a result of the alleged breach of fiduciary duties. The plaintiff voluntarily dismissed this action and, on June 7, 2010, the plaintiff filed in the Delaware Court of Chancery an action under the caption Ramage v. Eran Broshy et al, Case No. 5547-CC, containing allegations similar to those contained in the New Jersey Ramage action but also alleging that the defendant directors and officers breached their fiduciary duty by failing to disclose information material to the Company’s stockholders to make an informed decision on whether to vote in favor of the proposed transaction. On June 8, 2010, the Steamfitters case and the Delaware Ramage case were consolidated by the Delaware Court of Chancery.

The Company, its board of directors, and THL believe that the above lawsuits are without merit and intend to defend them vigorously.

Other Matters

The Company is also subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company.   In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of June 30, 2010 arising out of the conduct of the Company’s business are likely to have a material adverse effect on inVentiv.

15.           Deferred Compensation:

The inVentiv Health, Inc. Deferred Compensation Plan (the "NQDC Plan") provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company or an affiliated employer participating in the NQDC Plan.  The compensation deferrals were initiated in 2005.  The deferred compensation liability of approximately $9.1 million and $9.4 million were included in other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.  The NQDC Plan does not provide for the payment of above-market interest to participants.

To assist in the funding of the NQDC Plan obligation, the Company participates in a corporate-owned life insurance program in a rabbi trust whereby it purchases life insurance policies covering the lives of certain employees, with the Company named as beneficiary.  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives.  The cash value of the life insurance policy at June 30, 2010 and December 31, 2009 was approximately $9.7 million and $9.1 million, respectively, and is currently classified in Deposits and Other Assets on the Company’s Condensed Consolidated Balance Sheets. In addition, approximately $0.3 million and $1.3 million as of June 30, 2010 and December 31, 2009, respectively, were invested in mutual funds and classified in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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

The effective tax rate for the six-month period ended June 30, 2010 was 34.9%. The rate includes a tax benefit of $3.0 million due to the expiration of unrecognized tax positions which were recognized in accordance with ASC 805.  The effective tax rate for the six-month period ended June 30, 2009 was 41.3%.  The rate included a benefit due to the utilization of state net operating losses of $0.5 million.  The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and related tax jurisdictions.

As of June 30, 2010 and December 31, 2009 the Company had unrecognized tax benefits of $2.8 million and $5.1 million, respectively.  Included in these balances were positions totaling $2.3 million at June 30, 2010 and $4.5 million at December 31, 2009 that, if recognized, would affect the effective tax rate.

The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest and penalties recorded as of June 30, 2010 and December 31, 2009 were $1.0 million and $2.1 million, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations for years before 2006 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2005.

     Management has concluded that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $0.1 million within the next 12 months.  The decrease is primarily related to federal and state taxes that may be settled or have expiring statutes of limitations.

17.           Equity

The following table describes the 2010 activity in the Company’s Total Equity accounts for the six-months ended June 30, 2010:

	inVentiv Health, Inc Shareholders
(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated earnings	Compre-hensive Income	Accumulated Other Comprehensive Loss (1)	Noncontrolling Interest	Total
Balance at December 31, 2009	$34	$404,763	$40,661		$(16,203)	$(2)	$429,253
Net income			19,709	$19,709		577	20,286
Net change in effective portion of derivative, net of taxes				(188)	(188)		(188)
Unrealized gain on marketable securities				46	46		46
Foreign currency translation adjustment				(1,339)	(1,339)		(1,339)
				$18,228
Restricted stock expense		3,262					3,262
Withholding shares for taxes		(1,391)					(1,391)
Consultant compensation		65					65
Tax expense from exercise of employee stock options and vesting of restricted stock		(676)					(676)
Proceeds from exercise of stock options		1,629					1,629
Stock option expense		1,389					1,389
Purchase of remaining shares from noncontrolling interests		(232)				15	(217)
Distributions						(284)	(284)
Balance at June 30, 2010	$34	$408,809	$60,370		$(17,684)	$306	$451,835

(1) As of June 30, 2010, Accumulated Other Comprehensive Loss consists of a $3.1 million loss on currency translation fluctuations in our foreign bank accounts of our UK, France, German, Japanese and Canadian subsidiaries, and equity investments and noncontrolling interest in our foreign business units as well as other comprehensive loss of approximately $14.6 million, net of taxes, that relates to the effective portion of the Company’s derivative instruments, as described in Note 13.

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

inVentiv Communications leases its current headquarters facility in Westerville, Ohio from Lexington MLP Westerville L.P.  Prior to May 15, 2007, this facility was partially owned by Mr. Walter, his brothers and other current employees of inVentiv Communications.  The term of the lease is fifteen years, and expires on September 30, 2015.  During the six months ended June 30, 2010 and year ended December 31, 2009, the Company paid $0.9 million and $1.8 million, respectively, in rent to Lexington MLP Westerville L.P.

inVentiv Commercial provided services to Mission Pharmacal (“Mission”) during 2009 and 2010.  Revenues generated for services provided to Mission totaled approximately $7.8 million and $13.0 million for the six months ended June 30, 2010 and year ended December 31, 2009, respectively.  Terrell G. Herring, who is one of our directors, serves as President of the Pharmaceutical Division of Mission Pharmacal.  Mr. Herring has recused himself from any negotiations between the Company and Mission Pharmacal.

Our Chairman, Eran Broshy, has been engaged to provide consulting services to the Company pursuant to a consulting agreement entered into effective August 1, 2009.  Pursuant to the consulting agreement, which has a term of three years, Mr. Broshy will earn a consulting fee of $100,000 per year.

19.           Segment Information:

The Company currently manages four operating segments: inVentiv Clinical, inVentiv Communications, inVentiv Commercial and inVentiv Patient Outcomes, and its non-operating reportable segment, “Other”, which is based on the way management makes operating decisions and assesses performance.  As mentioned in Note 1, the Company realigned TTI from inVentiv Patient Outcomes to inVentiv Commercial, and has reclassified its segment reporting to conform to the current segment structure.  The following represents the Company’s reportable segments as of June 30, 2010:

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

The following segment information has been prepared as if the TTI realignment from inVentiv Patient Outcomes to inVentiv Commercial described above had been in effect from January 1, 2009:

Three-months ended June 30, 2010 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$57,410	$93,738	$108,521	$31,180	--	$290,849
Less: Intersegment revenues	(87)	(1,135)	(4,899)	(277)	--	(6,398)
Reported Revenues	$57,323	$92,603	$103,622	$30,903	--	$284,451
Depreciation and amortization	863	2,840	3,619	1,053	3	8,378
Interest expense	--	5	101	--	5,331	5,437
Interest income	--	4	--	--	16	20
Segment income (loss) (1)	$2,190	$12,386	$10,294	$7,509	$(15,721)	$16,658

Three-months ended June 30, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$53,359	$75,635	$112,337	$31,126	$--	$272,457
Less: Intersegment revenues	(55)	(419)	(2,882)	(60)	--	(3,416)
Reported Revenues	$53,304	$75,216	$109,455	$31,066	--	$269,041
Depreciation and amortization	808	2,584	3,558	1,118	12	8,080
Interest expense	--	23	84	2	5,664	5,773
Interest income	--	13	9	2	26	50
Segment income (loss) (1)	$3,391	$10,242	$11,458	$7,556	$(13,522)	$19,125

Six-months ended June 30, 2010 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$111,417	$182,112	$208,835	$62,068	--	$564,432
Less: Intersegment revenues	(155)	(1,388)	(8,644)	(433)	--	(10,620)
Reported Revenues	$111,262	$180,724	$200,191	$61,635	--	$553,812
Depreciation and amortization	2,298	5,567	7,275	2,113	6	17,259
Interest expense	--	61	206	--	12,723	12,990
Interest income	--	7	--	--	57	64
Segment income (loss) (1)	$3,852	$22,957	$20,468	$14,260	$(30,591)	$30,946

Six-months ended June 30, 2009 (in thousands):

	inVentiv Clinical	inVentiv Communications	inVentiv Commercial	inVentiv Patient Outcomes	Other	Total
Revenues	$104,577	$146,988	$223,386	$59,793	$--	$534,744
Less: Intersegment revenues	(104)	(840)	(6,979)	(128)	--	(8,051)
Reported Revenues	$104,473	$146,148	$216,407	$59,665	$--	$526,693
Depreciation and amortization	1,369	5,070	7,895	2,238	22	16,594
Interest expense	--	42	195	3	11,307	11,547
Interest income	1	31	9	2	72	115
Segment income (loss) (1)	$4,902	$20,136	$18,429	$13,441	$(24,170)	$32,738

INVENTIV HEALTH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(1) Income before income tax provision and (loss) income from equity investments

(in thousands)	June 30, 2010	December 31, 2009
Total Assets:
inVentiv Clinical	$123,035	$119,744
inVentiv Communications	410,088	407,920
inVentiv Commercial	191,361	178,678
inVentiv Patient Outcomes	147,133	151,862
Other	135,261	171,759
Total assets	$1,006,878	$1,029,963

20.          Subsequent Events:
In July 2010, the Company acquired 74.08% of the equity of Substrathomme SA for approximately EUR 4.1 million (approximately $5.0 million) and intends to acquire the remaining 25.92% on September 1, 2010 for approximately EUR 1.4 million (approximately $1.8 million), which excludes post-closing adjustments and contingent consideration yet to be finalized.  Substrathomme is one of the oldest leading independent healthcare marketing and communication agencies in France.   Substrathomme is expected to be included in the condensed consolidated financial statements within the inVentiv Communications’ segment from its acquisition date.

As discussed in Note 1, the Company completed the closing of the Merger with inVentiv Group Holdings, Inc. and inVentiv Acquisition, Inc., each of which is an affiliate of Thomas H. Lee Partners, L.P., on August 4, 2010.  As a consequence of the Merger Closing, all of the previously outstanding shares of the Company's common stock and all of the Company's equity incentive awards were entitled to receive the merger consideration provided for in the Merger Agreement and the Parent became the sole stockholder of the Company, through wholly-owned intermediate subsidiaries.  Certain additional transactions consummated as part of the Merger Closing are described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 5, 2010.

In order to finance a portion of the purchase price paid to stockholders of the Company under the Merger Agreement and the refinancing of the Credit Agreement, simultaneously with the Merger Closing, (i) Merger Sub completed an offering of $275 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “Senior Notes”), which were assumed by the Company by virtue of the consummation of the Merger Closing, and (ii) the Parent, the Company, certain subsidiaries of the Company, certain lenders and Citibank, N.A. entered into a Credit Agreement dated as of August 4, 2010 (the “Senior Secured Credit Facility”), consisting of a $525 million term loan facility and a $75 million revolving credit facility.  Certain terms and conditions of the Senior Notes and the Senior Secured Credit Facility are summarized in the Company's Current Report on Form 8-K filed with the SEC on August 5, 2010.

Concurrently with the Merger Closing, the Credit Agreement discussed in Note 11 was refinanced using a portion of the proceeds from the Senior Notes and the Senior Secured Credit Facility.

Concurrently with the Merger Closing, the Company entered into an agreement with its existing hedge counterparty to amend its existing swap arrangements described in Note 13 and to hedge a portion of the indebtedness incurred or to be incurred under the Senior Secured Credit Facility.  The amendments were made in order to increase the fixed rate paid by the Company under the swap agreements and to bring the terms of the hedge arrangements in line with the terms of the new Senior Secured Credit Facility.  The existing hedge counterparty and the Company also agreed to transfer a portion of the hedge arrangements to a new hedge counterparty.  Otherwise, the principal terms of the hedge arrangements remain the same.

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

Our Business

inVentiv Health Inc. (together with its subsidiaries, “inVentiv, ” “we,” "us," or "our") is a leading provider of value-added, outsourced services to the pharmaceutical, life sciences and healthcare industries. We provide a broad range of clinical development, communications and commercialization services that are critical to our clients’ ability to complete the development and successful commercialization of their pharmaceutical products and medical devices. We seek to serve our clients across all phases of a product’s lifecycle by providing a full suite of outsourced services in each of our operational areas on a flexible and cost effective basis. We provide services to over 350 client organizations, including all top 20 global pharmaceutical companies, numerous emerging and specialty biotechnology companies and payors.

Our service offerings reflect the changing needs of our clients as their products move through the late-stage development and regulatory approval processes and into product launch, and then throughout the post-launch product lifecycle. We have established expertise and leadership in providing the services our clients require at each of these stages, and seek to address their outsourced-service needs on a comprehensive basis. Our unique platform allows us to effectively assist our clients with services throughout their products’ lifecycle, spanning drug development, sales, advertising and patient compliance programs. For payors, we provide a variety of medical cost containment services that enhance savings and improve patient outcomes, including opportunities to address billing errors, additional discounts and treatment protocols for patients.

On May 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Group Holdings, Inc. (formerly Papillon Holdings, Inc.) (“Parent”) and inVentiv Acquisition, Inc. (formerly Papillon Acquisition, Inc.) (“Merger Sub”), each of which is an affiliate of Thomas H. Lee Partners, L.P., providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  The closing of the Merger  (the “Merger Closing”) took place on August 4, 2010.  As a consequence of the Merger Closing, all of the previously outstanding shares of the Company's common stock and all of the Company's equity incentive awards were entitled to receive the merger consideration provided for in the Merger Agreement and Parent became the sole stockholder of the Company.  Certain additional transactions consummated as part of the Merger Closing are described in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010.

In order to finance a portion of the purchase price paid to stockholders of the Company under the Merger Agreement and the refinancing of the Credit Agreement, simultaneously with the Merger Closing, (i) Merger Sub completed an offering of $275 million in aggregate principal amount of its 10% Senior Notes due 2018 (the “Senior Notes”), which were assumed by the Company by virtue of the consummation of the Merger Closing, and (ii) Parent, the Company, certain subsidiaries of the Company, certain lenders and Citibank, N.A. entered into a Credit Agreement dated as of August 4, 2010 (the “Senior Secured Credit Facility”), consisting of a $525 million term loan facility (the “Term Loan Facility”) and a $75 million revolving credit facility (the “Revolver Facility”).  Certain terms and conditions of the Senior Notes and the Senior Secured Credit Facility are summarized in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010.

Business Segments

Certain balances in segment reporting have been reclassified to conform to the current segment reporting structure. In the first quarter of 2010, we realigned The Therapeutics Institute (“TTI”) from inVentiv Patient Outcomes to inVentiv Commercial Services. In this Quarterly Report on Form 10-Q, we reflect this change for all periods presented, reflected in the language below.

We serve our clients primarily through four operating segments, which correspond to our reporting segments for 2010:

•
inVentiv Clinical. This segment provides pharmaceutical, biotech and device companies with clinical recruitment and temporary staffing on a contract basis to assist these companies in their paths to drug development. In addition, inVentiv Clinical provides its clinical research clients full service late-stage clinical development, outsourced functional services and CRO services, executive placement and Risk Evaluation and Mitigation Strategy (“REMS”) services in various areas, including clinical operations, medical affairs and biometrics/data management.  inVentiv Clinical consists of the Smith Hanley group of companies (“Smith Hanley”), inVentiv Clinical Solutions (“iCS”), and Paragon Rx (“Paragon”), which was acquired in December 2009;

•
inVentiv Communications. This segment is the world’s largest communications network dedicated exclusively to healthcare. Comprised of many of the industry’s respected and recognized advertising agencies, PR firms, medical communication companies, interactive agencies and branding firms, this segment delivers an integrated suite of services that provide healthcare and life sciences clients with dynamic and innovative communications services. This segment includes inVentiv Communications, Inc., Jeffrey Simbrow Associates (“JSAI”), Ignite Health and Incendia Health Studios (collectively, “Ignite”), Chamberlain Communications Group, Inc. (“Chamberlain”), Addison Whitney, Angela Liedler GmbH (“Liedler”) and Chandler Chicco Agency (“CCA”);

•
inVentiv Commercial. This segment is a premier provider of comprehensive sales programs to the healthcare and life sciences industries, providing high quality outsourced sales teams, including full-time, part-time, flex and on-call life sciences and pharmaceutical sales representatives. Beyond providing expert sales solutions, we offer a complete spectrum of complementary sales services to clients, including sales force recruiting, sales training and development, sample management and strategic consulting and analysis services. For more than 25 years, this segment has provided customized outsourced sales solutions to meet clients’ needs in a cost-effective and flexible manner. This segment includes Advance Insights, formerly known as inVentiv Strategy & Analytics, and inVentiv Selling Solutions. inVentiv Selling Solutions includes Promotech Logistics Solutions LLC (“PLS”), acquired in December 2008; and

•
inVentiv Patient Outcomes. This segment is dedicated to improving patient outcomes by bundling services that help patients “start right and stay right” on their therapies. We deliver comprehensive solutions that benefit pharmaceutical manufacturers, healthcare providers, pharmacists, payors and patients. This segment provides services related to patient pharmaceutical compliance, patient assistance and reimbursement programs, patient relationship marketing and medical cost containment and consulting solutions.  This segment includes Adheris, Inc. (“Adheris”), The Franklin Group (“Franklin”), AWAC and Patient Marketing Group, LLC (“PMG”).

Material Trends Affecting our Business

Our business is related significantly to the research and development efforts of pharmaceutical and biotechnology companies and the degree to which these companies outsource services that have traditionally been performed internally by fully integrated manufacturers. Although the pharmaceutical industry is generally regarded as non-cyclical, the current recessionary environment has impacted virtually all economic activity in the United States and abroad, including in the pharmaceutical and life sciences industries. Furthermore, increased competition as a result of patent expirations, market acceptance of generic drugs and governmental and privately managed care organization efforts to reduce healthcare costs have also added to drug pricing pressures. Our clients continue to make efforts to significantly reduce expenditures in all areas of their businesses, resulting in increased budget scrutiny.

These circumstances present both risks and opportunities for us. We aggressively pursue opportunities to enhance our business and market share with clients who seek the efficiencies and cost savings that can be attained by consolidating their outsourcing programs with a smaller number of high quality providers, and we believe that these opportunities will continue. In the longer term, we believe the pressures on our clients to reduce unit costs are likely to drive decisions to outsource a greater scope of commercialization services and a concurrent increase in the overall size of the markets in which we operate. Our clients already appear to be adopting strategies to outsource more of their pharmaceutical marketing expenditures with select, sophisticated providers who are capable of delivering lower cost and more flexible solutions consistent with the service capabilities that inVentiv offers. Our approach to creating integrated, multi-service offerings is a significant area of opportunity in the future. In addition, the pharmaceutical industry is increasingly investing in commercialization solutions that drive patient compliance and loyalty to branded prescription products and improve health outcomes. We believe that our Patient Outcomes division is a market leader in terms of expertise and a breadth of patient-centric services and is well positioned to benefit from this market development.

Our clients are intently focused on their short-term spending and cost-cutting efforts, and are continuing to look for ways to streamline their operations. Our business was affected during 2009 by the hesitation of clients to make outsourcing expenditure decisions. Although we have seen evidence in recent months that our clients’ expenditures with certain of our business units are stabilizing, current economic conditions present continuing challenges and make it difficult for us to predict client marketing spend levels. Delays in FDA approval of drug candidates also impact our clients from time to time and can lead to unanticipated reduction or deferral of outside marketing spend.

Management is addressing the challenges of the current environment by taking steps to reduce fixed costs and create more flexibility in our cost structure, maximize and conserve strong cash flow and be in a position to pay down debt or acquire businesses over time. Cost management strategies employed by management include:

•	reduction of fixed cost headcount;

•
our “in balance” staffing initiative, through which we have converted full-time equivalent positions to hourly positions that can be billed in direct response to the requirements of our client engagements;

•
completion during the first quarter of 2009 of our “super studio” in Columbus, Ohio, which has increased utilization and efficiency by allowing the management of project-based graphic design and production needs for agencies across the inVentiv Communications division;

•	negotiation of favorable rates with our vendors;

•	ongoing implementation of our Peoplesoft software to manage enterprise-wide resources; and

•	consolidation of certain facilities and operations.

We believe that these steps will allow us to provide competitive pricing to our clients and to increase margins.

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

Regulatory Uncertainty

Because most of our revenues are generated by businesses involved in the commercialization of pharmaceutical products, uncertainties surrounding the approval of our clients’ pharmaceutical products affect us. The pace at which a pharmaceutical product moves through the FDA approval process, and the application by the FDA of standards and procedures related to clinical testing, manufacturing, labeling claims and other matters are difficult to predict and may change over time. FDA non-approvals and delays in approval can significantly impact revenue because of the relationship between the approval process and the amount and timing of client marketing expenditures to support the affected pharmaceutical products.

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

Earnout Obligations Related to Completed Acquisitions

The terms of most of our completed acquisitions include the opportunity for the sellers to receive contingent earnout consideration based on the performance of the acquired businesses. The terms of the acquisition agreements generally include multiple earnout periods or a multi-year earnout period. The acquisitions consummated prior to January 1, 2009 fall under the guidance of ASC 805, excluding the requirements of contingent consideration for acquisitions made after January 1, 2009. As such, we accrue the earnout obligations for these acquisitions at the end of an earnout period when the contingency is resolved and additional consideration is distributable for these acquisitions. These earnout obligations have historically been material in amount and represent a significant use of cash for the periods in which they are earned or paid. Such payout amounts are subject to variability and could vary significantly based on the actual performance of the acquired businesses. All earnout obligations under acquisitions consummated prior to January 1, 2009 were completed as of the date of this report. Earnout obligations for acquisitions consummated after January 1, 2009 are initially recorded as part of the purchase price at the estimated fair value at the date of acquisition in accordance with the updated guidance of ASC 805.

International Operations

The following is a summary of our non-U.S. operations:

Division	Location	Percent Ownership
inVentiv Communications	United Kingdom	100%
	France	100%
	Canada	100%
	Germany (Liedler)	100%
	Japan (Admed)	19.9%
	Italy	88.8%
	Germany (Haas and Health)	19.9%
	Sweden	15.0%
	Mexico	100%
inVentiv Clinical	Brazil	100%
	India	100%
inVentiv Commercial	Japan	100%
	Canada	100%
	Puerto Rico	100%

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

Three-Months Ended June 30, 2010 Compared to Three-Months Ended June 30, 2009

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:

(in thousands, except for per share data)	For the Three-Months Ended June 30,
	2010		2009
Revenues:		Percentage (1)		Percentage(1)
inVentiv Clinical	$57,323	20.2%	$53,304	19.8%
inVentiv Communications	92,603	32.5%	75,216	28.0%
inVentiv Commercial	103,622	36.4%	109,455	40.7%
inVentiv Patient Outcomes	30,903	10.9%	31,066	11.5%
Total revenues	284,451	100.0%	269,041	100.0%

Cost of services (1) (2):
inVentiv Clinical	42,251	73.7%	38,473	72.2%
inVentiv Communications	52,575	56.8%	41,399	55.0%
inVentiv Commercial	81,831	79.0%	86,423	79.0%
inVentiv Patient Outcomes	15,837	51.2%	15,981	51.4%
Total cost of services	192,494	67.7%	182,276	67.8%

Selling, general and administrative expenses(1)
inVentiv Clinical	12,882	22.5%	11,440	21.5%
inVentiv Communications	27,640	29.8%	23,565	31.3%
inVentiv Commercial	11,396	11.0%	11,500	10.5%
inVentiv Patient Outcomes	7,558	24.5%	7,528	24.2%
Other	10,406	--	7,884	--
Total selling, general and administrative expenses	69,882	24.6%	61,917	23.0%

Total operating income	22,075	7.7%	24,848	9.2%
Interest expense	(5,437)	(1.9)%	(5,773)	(2.1)%
Interest income	20	--	50	--
Income before income tax provision and (loss) income from equity investments	16,658	5.8%	19,125	7.1%
Income tax provision	(6,716)	(2.3)%	(7,768)	(2.9)%
Income before (loss) income from equity investments	9,942	3.5%	11,357	4.2%
(Loss) income from equity investments	(3)	--	(11)	--
Net income	9,939	3.5%	11,346	4.2%
Less: Net income attributable to the noncontrolling interest	(381)	(0.1)%	(54)	--
Net income attributable to inVentiv Health Inc.	$9,558	3.4%	$11,292	4.2%

Earnings per share:
Net income attributable to inVentiv Health Inc.:
Basic	$0.28		$0.34
Diluted	$0.28		$0.34
(1)	Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $15 million, or 6%, to $284 million during the second quarter of 2010, from $269 million during the second quarter of 2009. Net revenues increased by approximately $12 million to $247 million during the second quarter of 2010, from $235 million in the second quarter of 2009.

inVentiv Clinical’s revenues were $57 million during the second quarter of 2010,  an increase of $4 million compared to  $53 million during  the second quarter of 2009.  inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during the second quarter of 2010.  Revenues in inVentiv Clinical were higher in 2010 mainly due to the acquisitions of Paragon and iCS Chicago, which contributed $3 million in revenues during the second quarter of 2010, as well as organic growth from our contract staffing business.

inVentiv Communications’ revenues were $93 million during the second quarter of 2010, an increase of $18 million or 24% from the second quarter of 2009.  inVentiv Communications’ revenues accounted for 33% of total inVentiv revenues during the second quarter of 2010.  This increase is due to higher organic growth across the segment and a higher level of pass-through revenues in 2010.

inVentiv Commercial’s revenues were $104 million during the second quarter of 2010, a decrease of 5% from the second quarter of 2009.  inVentiv Commercial revenues accounted for 36% of total inVentiv revenues for the second quarter of 2010.  The decrease is primarily due to a decrease in pass-through revenues both in total and as a percentage of total revenues and sales representatives for the comparative periods, which is offset by the increase of inVentiv Japan revenues in the second quarter of 2010 compared to the second quarter of 2009.

inVentiv Patient Outcomes’ revenues were $31 million during the second quarter of 2010, consistent with the $31 million of revenues from the second quarter of 2009.

Cost of Services: Cost of services increased by approximately $10 million or 5%, to $192 million during the second quarter of 2010 from $182 million in the second quarter of 2009.  Cost of services as a percentage of revenues was 68% during the second quarter of 2010 and 2009.

inVentiv Clinical’s cost of services increased by approximately 11%, to $42 million during the second quarter of 2010 from $38 million during the second quarter of 2009.  The increase in cost of services was primarily due to the acquisitions of Paragon and iCS Chicago as well as the organic growth from our contract staffing business, as described above in revenues. Cost of services as a percentage of revenues was 74% and 72% during the second quarter of 2010 and 2009, respectively.  The cost of services percentage of revenue increase was mainly due to additional costs related to acquisitions, in addition to slightly lower margins in our CRO Services segment.

inVentiv Communications’ cost of services increased by 29% to $53 million during the second quarter of 2010 when compared to the second quarter of 2009.  This variance is related to the increase in pass-through and organic revenues described above.  Cost of services as a percentage of the segment’s revenues increased from 55% during the second quarter of 2009 to 57% during the second quarter of 2010.

Cost of services at inVentiv Commercial decreased to $82 million during the second quarter of 2010 from $86 million during the second quarter of 2009. Cost of services was consistent at 79% of inVentiv Commercial’s revenues for the second quarter of 2010 and second quarter of 2009.

inVentiv Patient Outcomes’ cost of services was consistent at $16 million during the second quarter of 2010 and the second quarter of 2009.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by approximately $8 million, or 13%, to $70 million during the second quarter of 2010 from $62 million during the second quarter of 2009.

SG&A expenses at inVentiv Clinical increased by approximately $2 million to approximately $13 million during the second quarter of 2010, compared to $11 million during the second quarter of 2009.  The increase is primarily due to the acquisitions of Paragon and iCS Chicago.

SG&A expenses at inVentiv Communications increased $4 million to $28 million during the second quarter of 2010 primarily due to compensation, professional fees and occupancy costs.

SG&A expenses at inVentiv Commercial stayed consistent at $11.4 million and $11.5 million during the second quarter of 2010 and 2009, respectively.

SG&A expenses at inVentiv Patient Outcomes stayed consistent at $8 million during the second quarter of 2010 and 2009.

Other SG&A increased by 25% to $10 million during the second quarter of 2010 when compared to the same period in 2009.  This increase was primarily due to the costs incurred from the Company’s merger agreement with inVentiv Group Holdings, Inc. (formerly Papillon Holdings, Inc.) (“Parent”) and inVentiv Acquisition, Inc. (formerly Papillon Acquisition, Inc.), each of which is an affiliate of Thomas H. Lee Partners, L.P., as well as pre-acquisition contingencies recorded in accordance with ASC 805 in the second quarter of 2010.

Interest Expense:   Interest expense was approximately $5.4 million and $5.8 million during the second quarter of 2010 and second quarter of 2009, respectively.   This decrease was primarily due to the $20 million prepayment of our loan during the first quarter of 2010, as more fully explained below in Liquidity and Capital Resources.

Provision for Income Taxes:  The effective tax rate for the three months ended June 30, 2010 was 41.3%, versus 40.8% during the three months ended June 30, 2009.  The rate for the second quarter of 2010 included tax benefits of $0.9 million relating to the expiration of unrecognized tax positions which was recognized in accordance with ASC 805.   The rate for the second quarter of 2009 included a tax benefit due to state net operating losses of $0.5 million. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and Earnings Per Share (“EPS”): inVentiv’s net income decreased by approximately $1.7 million during the second quarter of 2010 when compared to the second quarter of 2009.  Diluted earnings per share decreased to $0.28 per share during the second quarter of 2010 from $0.34 per share during the second quarter of 2009.  The lower net income and diluted earnings per share is mainly due to the inclusion of costs associated with the Merger as described above.

Six-months Ended June 30, 2010 Compared to Six-months Ended June 30, 2009

Results of Operations

The following sets forth, for the periods indicated, certain components of our operating earnings, including such data stated as percentage of revenues:
(in thousands, except for per share data)	For the Six-months Ended June 30,
	2010		2009
Revenues:		Percentage(1)		Percentage(1)
inVentiv Clinical	$111,262	20.1%	$104,473	19.8%
inVentiv Communications	180,724	32.6%	146,148	27.8%
inVentiv Commercial	200,191	36.2%	216,407	41.1%
inVentiv Patient Outcomes	61,635	11.1%	59,665	11.3%
Total revenues	553,812	100.0%	526,693	100.0%

Cost of services (1)(2):
inVentiv Clinical	82,604	74.2%	77,002	73.7%
inVentiv Communications	104,856	58.0%	80,274	54.9%
inVentiv Commercial	157,139	78.5%	174,927	80.8%
inVentiv Patient Outcomes	32,058	52.0%	31,249	52.4%
Total cost of services	376,657	68.0%	363,452	69.0%

Selling, general and administrative expenses
inVentiv Clinical	24,806	22.3%	22,571	21.6%
inVentiv Communications	52,857	29.2%	45,725	31.3%
inVentiv Commercial	22,379	11.2%	22,866	10.6%
inVentiv Patient Outcomes	15,316	24.8%	14,973	25.1%
Other	17,925	--	12,936	--
Total Selling, general and administrative expenses	133,283	24.1%	119,071	22.6%

Total operating income	43,872	7.9%	44,170	8.4%
Interest expense	(12,990)	(2.3)%	(11,547)	(2.2)%
Interest income	64	--	115	--
Income before income tax provision and (loss) income from equity investments	30,946	5.6%	32,738	6.2%
Income tax provision	(10,573)	(1.9)%	(13,540)	(2.6)%
Income before (loss) income from equity investments	20,373	3.7%	19,198	3.6%
(Loss) income from equity investments	(87)	--	8	--
Net income	20,286	3.7%	19,206	3.6%
Less: Net income attributable to the noncontrolling interest	(577)	(0.1)%	(5)	--
Net income attributable to inVentiv Health Inc.	$19,709	3.6%	$19,201	3.6%

Earnings per share:
Net income attributable to inVentiv Health Inc.:
Basic	$0.58		$0.57
Diluted	$0.57		$0.57
(1)	Cost of services and selling, general and administrative expenses are expressed as a percentage of segment revenue. All other line items are displayed as a percentage of total revenues.
(2)	Cost of services includes reimbursed out of pocket expenses.

Revenues: Revenues increased by approximately $27 million, or 5%, to $554 million during the six-months ended June 30, 2010, from $527 million during the six-months ended June 30, 2009.  Net revenues increased by approximately $20 million, or 4%, to $476 million during the six-months ended June 30, 2010, from $456 million during the six-months ended June 30, 2009.

inVentiv Clinical’s revenues were $111 million during the six months ended June 30, 2010, an increase of $7 million compared to $104 million during  the six months ended June 30, 2009. inVentiv Clinical revenues accounted for 20% of total inVentiv revenues during six months ended June 30, 2010.  Revenues in inVentiv Clinical were higher in 2010 mainly due to the acquisitions of Paragon and iCS Chicago, which contributed $5 million in revenues during the first half of 2010, as well as organic growth from our strategic resource groups and CRO services.

inVentiv Communications’ revenues were $181 million during the six months ended June 30, 2010, an increase of $35 million, or 24%, from the six months ended June 30, 2009.  inVentiv Communications’ revenues accounted for 33% of total inVentiv revenues during the six months ended June 30, 2010.  This increase is due to higher organic growth across the segment and a higher level of pass-through revenues in 2010.

Revenues in our inVentiv Commercial segment were $200 million during the six months ended June 30, 2010, a   decrease of approximately $16 million, or 7%, from the $216 million during the for six months ended June 30, 2009.  The decrease is primarily due to a decrease in pass-through revenues both in total and as a percentage of total revenues and sales representatives for the comparative periods, which is offset by the inclusion of inVentiv Japan revenues, which was launched during the first half of 2009.

inVentiv Patient Outcomes’ revenues were $62 million during the six months ended June 30, 2010, up $2 million from the six months ended June 30, 2009.  This increase was primarily due to organic growth from our patient support programs.

Cost of Services: Cost of services increased by approximately $14 million or 4%, to $377 million for the six months ended June 30, 2010 from $363 million in the six months ended June 30, 2009. Cost of services as a percentage of revenues decreased to 68% during the six months ended June 30, 2010 from 69% during the six months ended June 30, 2009.

inVentiv Clinical’s cost of services increased by approximately $6 million, or 8%, to $83 million during the six months ended June 30, 2010 from $77 million during the six months ended June 30, 2009.  The increase in cost of services was primarily due to the acquisitions of Paragon and iCS Chicago, as described above in revenues.  Cost of services as a percentage of revenues was consistent at 74% during the six months ended June 30, 2010 and 2009.

inVentiv Communications’ cost of services increased by approximately $25 million, or 31%, to $105 million during the six months ended June 30, 2010 from $80 million during the six months ended June 30, 2009.  This variance is related to the increase in pass-through and organic revenues described above.   Cost of services as a percentage of the segment’s revenues increased from 55% during the first half of 2009 to 58% during the first half of 2010.

Cost of services at inVentiv Commercial decreased by approximately 10% from the six months ended June 30, 2010 to the six months ended June 30, 2009, mainly due to the decrease in revenues as explained above.  Cost of services as a percentage of revenues decreased from 81% for the six months ended June 30, 2009 to 79% for the six months ended June 30, 2010.  This was primarily due to improved operating cost management in the first half of 2010 and increased business in Japan, which incurred start-up costs during the first half of 2009 without meaningful revenue.

inVentiv Patient Outcomes’ cost of services increased by approximately $1 million, or 3%, to $32 million during the six months ended June 30, 2010 from $31 million during the six months ended June 30, 2009.  This increase relates to the organic growth from our patient support programs, as described above in revenues.

SG&A: SG&A expenses increased by approximately $14 million, or 12%, to $133 million from $119 million in the six months ended June 30, 2010 and 2009, respectively.

SG&A expenses at inVentiv Clinical increased by approximately 9% from the six months ended June 30, 2010 to the six months ended June 30, 2009,  primarily due to the acquisitions of Paragon and iCS Chicago.

SG&A expenses at inVentiv Communications increased $7 million to $53 million during the six months ended June 30, 2009, primarily due to compensation, professional fees and occupancy costs.

SG&A expenses at inVentiv Commercial decreased by approximately $1 million to $22 million during the six months ended June 30, 2010 from the six months ended June 30, 2009.  The majority of this decrease was due to the costs related to moving facilities in July 2009, which did not occur in the first half of 2010.

SG&A expenses at inVentiv Patient Outcomes stayed consistent at $15 million during the six months ended June 30, 2010 and 2009.

Other SG&A increased by approximately 38% to $18 million from the six months ended June 30, 2010 to the same period in 2009.  This increase was primarily due to the costs incurred from the Company’s merger agreement with inVentiv Group Holdings, Inc. (formerly Papillon Holdings, Inc.) (“Parent”) and inVentiv Acquisition, Inc. (formerly Papillon Acquisition, Inc.), each of which is an affiliate of Thomas H. Lee Partners, L.P. as well as pre-acquisition contingencies recorded in accordance with ASC 805 in the first half of 2010.

Interest Expense:  Interest expense was approximately $13 million and $12 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  This increase was due to the $20 million prepayment of debt during the first quarter of 2010.  The Company de-designated $20 million notional amount of the cash flow hedge and reclassified an additional $1.7 million from accumulated other comprehensive income into interest expense in connection with the prepayment of debt and related termination of this portion of the hedge.    Offsetting the $1.7 million described above is the reduced interest expense incurred in the second quarter of 2010 from the $20 million prepayment of our debt.  Our loan agreement and hedge are more fully explained below in Liquidity and Capital Resources.

Provision for Income Taxes:  The effective tax rate for the six-month period ended June 30, 2010 was 34.9%, versus an effective tax rate of 41.3% for the six months ended June 30, 2009.  For the six months ended June 31, 2010, the rate included a tax benefit of $3.0 million relating to the expiration of unrecognized tax positions which was recognized in accordance with ASC 805.  For the six months ended June 30, 2009, the rate included a tax benefit due to state net operating losses of $0.5 million. The Company’s current effective tax rate is based on current projections for earnings in the tax jurisdictions in which inVentiv does business and is subject to taxation.  The Company’s effective tax rate could fluctuate due to changes in earnings between operating entities and differences in tax rates in the related tax jurisdictions.

Net Income and EPS: inVentiv’s net income slightly increased from $19.2 million to $19.7 million during the six months ended June 30, 2010 when compared to the same period in 2009.  Diluted earnings per share also remained consistent at $0.57 per share during both periods.  Net income and diluted earnings per share increased due to stronger operating results at Communications and Commercial, offset by costs associated with the Merger.

Liquidity and Capital Resources

At June 30, 2010, inVentiv had $100 million of unrestricted cash and equivalents, a decrease of $33 million from December 31, 2009.

Cash provided by operations was $47 million during the six-months ended June 30, 2010, while cash provided by operations was $57 million in the six-months ended June 30, 2009.  This decrease was primarily due to the timing of our accounts receivable, unbilled services and accrued expenses across our segments in the six months ended June 30, 2010 as compared to June 30, 2009.

Cash used in investing activities was $50 million for the six-months ended June 30, 2010 compared to $44 million used during the same period in 2009.  During the six months ended June 30, 2010 and 2009, the Company paid approximately $45 million and $39 million of cash, respectively, relating to earnout contingency payments and acquisitions, including post-closing adjustments.

Cash used in financing activities was $28 million for the six-months ended June 30, 2010, compared to $9 million provided by financing activities for the six-months ended June 30, 2009.  The difference primarily relates to a $20 million repayment of our loan, which is described further below.  Offsetting the loan payment was $1.6 million of proceeds from exercises of stock options.

Prior to the Merger Closing, our principal external source of liquidity was our syndicated, secured Amended and Restated Credit Agreement with UBS AG, and the other lenders party thereto.  The key features of the Amended and Restated Credit Agreement are as follows:

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
  The credit agreement contains, among other things, conditions precedent, representations and warranties, covenants and events of default customary for facilities of this type. Such covenants include certain limitations on indebtedness, liens, sale-leaseback transactions, guarantees, fundamental changes, dividends and transactions with affiliates. The credit agreement also includes a financial covenant under which inVentiv is required to maintain a total leverage ratio that does not exceed, as of the last day of any four consecutive fiscal quarters, 3.5 to 1.0 commencing with our 2010 fiscal year (the permitted leverage ratio was 4.0 to 1.0 through December 31, 2009; our leverage ratio was 2.3 to 1.0 and 2.5 to 1.0 as of June 30, 2010 and December 31, 2009, respectively).
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

Concurrently with the Merger Closing, and as a condition thereof, we repaid all borrowings under and terminated the existing senior secured credit facility, and entered into our new Senior Secured Credit Facility, which consisted of a $525 million Term Loan Facility and a $75 million Revolver Facility.  We believe that following the Merger Closing, our cash and equivalents, cash to be provided by operations and available credit under our credit facility will be sufficient to fund our current operating requirements over the next 12 months.  However, we cannot assure you that these sources of liquidity will be sufficient to fund all internal growth initiatives, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.  The acquisition agreements entered into in connection with our 2009 acquisitions include earn-out provisions pursuant to which the sellers will become entitled to additional consideration, which may be material, if the acquired businesses achieve specified performance measurements.  See Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

At June 30, 2010, the Company had $300 million debt outstanding under its secured term loan as described under “Liquidity and Capital Resources” in Item 2 above.  The Company will incur variable interest expense with respect to our outstanding loan.  This interest rate risk may be partially offset by our derivative financial instrument, as described below.  Based on our debt obligation outstanding at June 30, 2010, a hypothetical increase or decrease of 10% of our variable interest rate would have an immaterial effect on interest expense due to the fixed rate associated with our derivative financial instruments.

Derivative Financial Instrument

On September 6, 2007, the Company entered into a new amortizing five-year interest rate swap arrangement with a notional amount of $165 million at hedge inception, with an accretive notional amount that increased to $325 million effective December 31, 2008 (concurrently with the expiration of the Company’s original 2005 three-year interest rate swap arrangement) to hedge the total outstanding debt notional amount.  This hedge relationship was designated as a cash flow hedge.  At hedge inception, the Company employed the dollar offset method by performing a sensitivity analysis to assess effectiveness and utilized the hypothetical derivative method to measure ineffectiveness.  The hypothetical derivative contains the same terms and conditions as the debt agreement.  The fair value of the derivative, net of credit value adjustment, was approximately $25.0 million and $24.6 million as of June 30, 2010 and December 31, 2009, respectively, and was recorded in other non-current liabilities.  As a result of the hypothetical derivative method, there was no ineffectiveness for the period ended June 30, 2010, and accordingly, $0.4 million ($0.2 million, net of taxes) was recorded as a decrease to Other Comprehensive Income and an increase to other non-current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Foreign Currency Exchange Rate Exposure

The Company is not currently affected by foreign currency exchange rate exposure, except for any fluctuations in the foreign bank accounts remaining from the divestitures of our European business units, from continuing operations of our UK, France and Canadian subsidiaries and equity investments and minority interests in our foreign business units, which are not material to its consolidated financial statements.  Our treatment of foreign subsidiaries is consistent with the guidelines set forth in ASC 830.   The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates.  At June 30, 2010, the accumulated other comprehensive losses related to foreign currency translations was approximately $3.1 million.  Foreign currency transaction gains and (losses) are included in the results of operations and are not material.

ITEM 4.  Controls and Procedures

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.                      OTHER INFORMATION

ITEM 1.  Legal Proceedings

On May 7, 2010, a putative stockholder class action, captioned Palkon v. R. Blane Walter et al, Case No. SOM-C-12037-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, our directors, certain of our officers, and Thomas H. Lee Partners., L.P. (“THL”).  An amended complaint was filed with the court on June 7, 2010, which was joined by the plaintiff in the Beard action referenced below. As amended, the complaint alleges that our preliminary proxy statement omitted material information necessary to enable stockholders to cast an informed vote with regard to the proposed merger transaction and that the defendant directors and officers breached their fiduciary duties of loyalty, good faith and care by, among other things, failing to maximize stockholder value, and that THL aided and abetted the alleged breaches of fiduciary duties. Among other remedies, the complaint seeks a declaration that the defendant directors and officers breached their fiduciary duties and an injunction preventing consummation of the merger.  On July 9, 2010, the court stayed this action pending the outcome of the Delaware actions, discussed below.

On May 12, 2010, a putative stockholder class action, captioned Steamfitters Local Union 449 v. R. Blane Walter et al, Case No. 5492, was filed in the Delaware Court of Chancery against the Company, our directors, certain of our officers, THL, Parent and Merger Sub. An amended complaint was filed with the court on June 7, 2010. The complaint, as amended, alleges that the defendant directors engaged in self-dealing and breached their fiduciary duties of loyalty, fairness, good faith and care by, among other things, allegedly failing to disclose in our preliminary proxy statement material information to enable the stockholders to render an informed decision with regard to voting for or against the proposed merger transaction, failing to secure adequate merger consideration and to consider a strategic alternative, and that THL aided and abetted the alleged breaches of duty. Among other remedies, the complaint seeks a declaration that the defendant directors breached their fiduciary duties and an injunction preventing the defendants from placing their own interests ahead of those of the Company and its shareholders, or initiating any defensive measures that would inhibit the defendants’ ability to maximize value for the Company stockholders. The complaint also seeks compensatory damages.

On May 13, 2010, a putative stockholder class action, captioned Beard v. inVentiv Health, Inc. et al, Case No. SOM-C-12039-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, our directors, certain of our officers and THL. The court has consolidated this action with the Palkon case referenced above and, on July 9, 2010, the court stayed this action pending the outcome of the Delaware actions..

On May 15, 2010, a putative stockholder class action, captioned Carter v. R. Blane Walter et al, Case No. SOM-C-12041-10, was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, our directors, certain of our officers, Parent, Merger Sub and THL. The complaint alleges that the defendant directors and officers engaged in self-dealing and breached their fiduciary duties of loyalty, fairness, good faith and care by, among other things, not taking adequate measures to protect the interests of the Company’s stockholders and by embarking on a process that avoids competitive bidding and provides THL with an unfair advantage by excluding alternative proposals, and that THL aided and abetted the alleged breaches of fiduciary duties. Among other remedies, the complaint seeks a declaration that the defendant directors and officers breached their fiduciary duties and an injunction preventing the defendants from initiating any defensive measures that would inhibit the defendants’ ability to maximize value for the Company stockholders. The complaint also seeks compensatory damages.  The court has consolidated this action with the Palkon case referenced above and, on July 9, 2010, the court stayed this action pending the outcome of the Delaware actions.

On May 25, 2010, a putative stockholder class action, captioned Ramage v. Eran Broshy et al, Case No. SOM-C-12044-10 was filed in the Chancery Division of New Jersey Superior Court for Somerset County against the Company, our directors, certain of our officers, Parent and Merger Sub. The complaint alleges that the defendant directors and officers engaged in self-dealing and breached their fiduciary duties of loyalty and care by failing to engage in an honest and fair sale process and maximize stockholder value, and that THL (which is not named as a party to the action) aided and abetted the alleged breaches of duty. Among other remedies, the complaint seeks an injunction preventing consummation of the merger or, in the event it is consummated, an order rescinding the merger or the award of rescissory damages, and an order directing the defendants to account for all damages caused by them and all profits and any special benefits obtained as a result of the alleged breach of fiduciary duties. The plaintiff voluntarily dismissed this action and, on June 7, 2010, the plaintiff filed in the Delaware Court of Chancery an action under the caption Ramage v. Eran Broshy et al, Case No. 5547-CC, containing allegations similar to those contained in the New Jersey Ramage action but also alleging that the defendant directors and officers breached their fiduciary duty by failing to disclose information material to the Company’s stockholders to make an informed decision on whether to vote in favor of the proposed transaction. On June 8, 2010, the Steamfitters case and the Delaware Ramage case were consolidated by the Delaware Court of Chancery.

The Company, its board of directors, and THL believe that the above lawsuits are without merit and intend to defend them vigorously.

ITEM 1A.  Risk Factors

There have been no material changes in the risk factors discussed in Item 1A, Part I, of our Form 10-K for the year ended December 31, 2009 except as follows:

Risks Related to Our Indebtedness and the Senior Notes

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to meet our obligations under the Senior Notes and our other debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

As a result of the Merger, we have a substantial amount of indebtedness.  As of the closing of the Merger, we had total indebtedness of $805.0 million on our new capital structure and an additional $70.0 million of borrowing capacity available under our Revolver Facility, and had existing capital lease commitments unrelated to our new capital structure of $22.3 million as of June 30, 2010.

 On a pro forma basis after giving effect to the Merger, our net cash interest expense on the Senior Notes and on our Senior Secured Credit Facilities for the twelve-month period ended June 30, 2010 was $62.2 million, based on our estimate of interest rates payable on such indebtedness.  As of the closing of the Merger, we had outstanding approximately $530.0 million in aggregate principal amount of indebtedness under our Senior Secured Credit Facilities that would bear interest at a floating rate.  Although we may enter into interest rate swap agreements to effectively fix the interest rates on a portion of the borrowings under our Senior Secured Credit Facilities that would bear interest at floating rates, absent any such interest rate swap agreements, a change of 1/8% in floating rates would affect our estimated annual interest expense on the secured borrowings under our Senior Secured Credit Facilities by approximately $0.7 million.

Our substantial level of indebtedness will increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness.  Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our noteholders. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing the Senior Notes and the agreements governing such other indebtedness;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•
limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes; and

•
prevent us from raising the funds necessary to repurchase all Senior Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the Senior Notes.

We, including our subsidiaries, will have the ability to incur substantially more indebtedness, including senior secured indebtedness.

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of the close of the Merger, we had $530.0 million of senior secured debt on our new capital structure, including $525.0 million under our Term Loan Facility, and approximately $70.0 million available for borrowing under our Revolver Facility, which, if borrowed, would be senior secured indebtedness; and the option to increase our Term Loan Facility under certain conditions by up to $150 million, which, if borrowed, would be senior secured indebtedness.  We also had existing capital lease commitments unrelated to our new capital structure of $22.3 million as of June 30, 2010.

Although the terms of our Senior Secured Credit Facilities and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Restrictions imposed by the indenture governing the Senior Notes, our Senior Secured Credit Facilities and our other outstanding indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our Senior Secured Credit Facilities and the indenture governing the Senior Notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge; and

•	create liens.

In addition, the agreements governing our Senior Secured Credit Facilities require us to comply with certain financial ratio maintenance covenants. Our ability to comply with these ratios can be affected by events beyond our control, and we may not be able to satisfy them. A breach of any of these covenants would be an event of default. In the event of a default under any of our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under the agreements governing our Senior Secured Credit Facilities to be immediately due and payable or terminate their commitments to lend additional money. If the indebtedness under our Senior Secured Credit Facilities or the Senior Notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Secured Credit Facilities. We have pledged a significant portion of our assets as collateral under our Senior Secured Credit Facilities.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash  flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Senior Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Secured Credit Facilities and the indenture governing the Senior Notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Following the Merger, our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the Senior Notes. are dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes, our subsidiaries will not have any obligation to pay amounts due on the Senior Notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Senior Notes.  Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Senior Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on  our indebtedness, including the Senior Notes.

Following the Merger, we are indirectly owned and controlled by THL or its affiliates, and THL’s interests as equity holders may conflict with those of our other security holders.

Immediately following the Merger, THL owns approximately 90% of our indirect parent’s equity and, accordingly, has the ability to control our policies and operations. THL will not have any liability for any obligations under the Senior Notes, and the interests THL may not in all cases be aligned with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with your interests as a noteholder. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a holder of the Senior Notes.  Furthermore, THL may in the future own businesses that directly or indirectly compete with us. THL also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Risks Related to Our Business

Substantial defaults by our clients on our accounts receivable could have a significant negative impact on our business, results of operations, financial condition or liquidity.

A significant portion of our working capital consists of accounts and unbilled receivables from clients. Certain clients, such as start-ups and undercapitalized companies in the biotechnology industry, may experience difficulties in obtaining capital given the current credit environment, may experience business failures or may exercise increased conservatism in their cash management strategies. These factors could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations, particularly in relation to smaller or more thinly capitalized clients. If clients responsible for a significant amount of accounts and unbilled receivables were to become insolvent or otherwise unable to pay for products and services, or were to become unwilling or unable to make payments in a timely manner, our business, consolidated results of operations, consolidated financial position or liquidity could be materially and adversely affected.

Changes made under the Health Information Technology for Economic and Clinical Health Act (“HITECH”) may expose Adheris to potential liability and a alter the amount Adheris is compensated for its services.

Under the HITECH signed into law in February 2009, changes were made to the Health Insurance Portability and Accountability Act of 1996 and its accompanying regulations (“HIPAA”). Significantly, Adheris, which functions as a business associate to its clients, is now subject to direct regulation under HIPAA. Although Adheris has taken appropriate steps to protect the protected health information of its clients, a breach of HIPAA or HITECH requirements may expose us to potential civil penalties, or in the event the breach is a knowing breach, criminal liability. Additionally, HITECH made changes to HIPAA that may materially alter the manner in which Adheris is compensated and the amount Adheris is compensated for its services. Specifically, HITECH changed the definition of marketing under HIPAA so that compensation paid to business associates, such as Adheris, that make communications to patients, which encourages the purchase or use of a product or service is only permitted if the communication describes a drug or biologic that is currently being prescribed for the recipient of the communication and the payment received in exchange for making such communication is reasonable in amount. The Secretary of Health and Human Services is to issue regulations defining what is meant by “reasonable,” however, final regulations have not yet been promulgated, so it is not yet clear what impact this may have on Adheris’ business of patient pharmaceutical compliance.

ITEM 6.                 Exhibits

2.1
Agreement and Plan of Merger dated as of May 6, 2010 by and among Papillon Holdings, Inc., Papillon Acquisition, Inc. and the registrant (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 7, 2010 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).

2.2
Amendment, dated May 27, 2010, among inVentiv Health, Inc., Papillon Holdings, Inc. and Papillon Acquisition, Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 28, 2010 with the Securities and Exchange Commission under the Securities Act of 1934, as amended).

3.1
Amendment to Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed June 10, 2010  with the Securities and Exchange Commission under the Securities Act of 1934, as amended).

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

INVENTIV HEALTH, INC.

INVENTIV HEALTH, INC.

Date: August 9, 2010	By:	/s/ David S. Bassin
Name: David S. Bassin
Title: Chief Financial Officer and Secretary
(Principal financial officer)