Form 10-Q
period 2015-06-30
INVENTIV HEALTH INC
filed 2015-08-14
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 000-30318

INVENTIV HEALTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2181734
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 VAN DE GRAAFF DRIVE

BURLINGTON, MASSACHUESETTS 01803

(Address of Principal Executive Offices, Including Zip Code)

(800) 416-0555

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock outstanding at August 7, 2015: 1,000

INVENTIV HEALTH, INC.

FORM 10-Q

PART I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,595	$57,059
Restricted cash	1,982	1,717
Accounts receivable, net of allowances for doubtful accounts of $4,374 and $4,143 at June 30, 2015 and December 31, 2014, respectively	314,055	302,847
Unbilled services	206,527	179,036
Prepaid expenses and other current assets	39,040	38,225
Income tax receivable	1,589	1,363
Current deferred tax assets	7,460	7,512

Total current assets	622,248	587,759
Property and equipment, net	126,670	121,859
Goodwill	930,574	931,787
Intangible assets, net	391,209	417,824
Non-current deferred tax assets	3,952	3,944
Deferred financing costs and other assets	83,552	91,262

Total assets	$2,158,205	$2,154,435

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Short-term borrowings, current portion of capital lease obligations and other financing arrangements	$16,994	$16,265
Accrued payroll, accounts payable and accrued expenses	289,766	286,613
Income taxes payable	1,313	1,209
Deferred revenue and client advances	227,484	199,130

Total current liabilities	535,557	503,217
Capital lease obligations, net of current portion	31,477	29,324
Long-term debt, net of current portion	2,103,373	2,071,232
Non-current income tax liability	6,926	6,461
Deferred tax liability	82,506	77,232
Other non-current liabilities	88,323	80,756

Total liabilities	2,848,162	2,768,222

Commitments and contingencies (Note 8)
inVentiv Health, Inc. stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in-capital	570,378	569,863
Accumulated deficit	(1,232,984)	(1,157,668)
Accumulated other comprehensive loss	(28,604)	(27,377)

Total inVentiv Health, Inc. stockholder’s deficit	(691,209)	(615,181)
Noncontrolling interest	1,252	1,394

Total stockholder’s deficit	(689,957)	(613,787)

Total liabilities and stockholder’s deficit	$2,158,205	$2,154,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$489,417	$449,569	$940,394	$871,374
Reimbursed out-of-pocket expenses	83,077	64,042	150,400	120,355

Total revenues	572,494	513,611	1,090,794	991,729

Operating expenses:
Cost of revenues	318,390	292,712	609,567	566,970
Reimbursable out-of-pocket expenses	83,077	64,042	150,400	120,355
Selling, general and administrative expenses	141,395	145,215	283,637	284,336

Total operating expenses	542,862	501,969	1,043,604	971,661

Operating income (loss)	29,632	11,642	47,190	20,068
Interest expense	(57,126)	(53,362)	(113,605)	(105,906)
Interest income	6	130	22	222

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(27,488)	(41,590)	(66,393)	(85,616)
Income tax (provision) benefit	(2,738)	(5,753)	(7,266)	(7,698)

Income (loss) before income (loss) from equity investments	(30,226)	(47,343)	(73,659)	(93,314)
Income (loss) from equity investments	238	(198)	(1,291)	(236)

Income (loss) from continuing operations	(29,988)	(47,541)	(74,950)	(93,550)
Net income (loss) from discontinued operations, net of tax	—	(5,453)	—	(8,163)

Net income (loss)	(29,988)	(52,994)	(74,950)	(101,713)
Less: Net (income) loss attributable to the noncontrolling interest	(243)	6	(366)	(520)

Net income (loss) attributable to inVentiv Health, Inc.	$(30,231)	$(52,988)	$(75,316)	$(102,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(29,988)	$(52,994)	$(74,950)	$(101,713)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,218	2,552	(1,227)	2,690

Total other comprehensive income (loss)	4,218	2,552	(1,227)	2,690

Total comprehensive income (loss)	(25,770)	(50,442)	(76,177)	(99,023)

Less: Comprehensive (income) loss attributable to the noncontrolling interest	(243)	6	(366)	(520)

Comprehensive income (loss) attributable to inVentiv Health, Inc.	$(26,013)	$(50,436)	$(76,543)	$(99,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at December 31, 2014	1	$1	$569,863	$(1,157,668)	$(27,377)	$1,394	$(613,787)
Net income (loss)	—	—	—	(75,316)	—	366	(74,950)
Foreign currency translation adjustment	—	—	—	—	(1,227)	—	(1,227)
Stock-based compensation expense	—	—	515	—	—	—	515
Distributions to noncontrolling interest	—	—	—	—	—	(508)	(508)

Balance at June 30, 2015	1	$1	$570,378	$(1,232,984)	$(28,604)	$1,252	$(689,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(74,950)	$(101,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	—	8,163
Depreciation	22,650	19,419
Amortization of intangible assets	26,261	34,163
Amortization of deferred financing costs and original issue discount/premium	9,475	9,308
Payment-in-kind interest expense	31,800	—
(Gain) loss on sale of vehicles	50	(151)
Stock-based compensation expense	515	444
Deferred taxes	5,183	5,388
Other non-cash adjustments	2,775	(1,556)
Changes in assets and liabilities, net
Accounts receivable, net	(12,462)	3,513
Unbilled services	(27,859)	(32,505)
Prepaid expenses and other current assets	(1,661)	(3,830)
Accrued payroll, accounts payable and accrued expenses	6,886	(5,908)
Net change in income tax receivable and non-current income tax liability	429	4,067
Deferred revenue and client advances	36,276	(714)
Other, net	(561)	(482)

Net cash provided by (used in) continuing operations	24,807	(62,394)
Net cash provided by (used in) discontinued operations	—	(5,858)

Net cash provided by (used in) operating activities	24,807	(68,252)

Cash flows from investing activities:
Purchases of property and equipment	(19,808)	(16,894)
Proceeds from vehicle sales	3,899	1,032
Return of (disbursements for) investments	224	(750)
Other, net	2,671	3,019

Net cash provided by (used in) investing activities	(13,014)	(13,593)

Cash flows from financing activities:
Repayments on capital leases	(12,625)	(6,269)
Borrowings under line of credit	153,000	134,000
Repayment on line of credit	(153,000)	(126,000)
Payment on installment note related to acquisition	(1,750)	(1,500)
Payment of debt issuance costs	(197)	(52)
Repayment of other financing arrangements	(2,318)	(2,101)
Other, net	(605)	(323)

Net cash provided by (used in) financing activities	(17,495)	(2,245)

Effects of foreign currency exchange rate changes on cash	238	302

Net increase (decrease) in cash and cash equivalents	(5,464)	(83,788)
Cash and cash equivalents, beginning of period	57,059	116,227

Cash and cash equivalents, end of period	$51,595	$32,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,440	$96,186
Cash paid (refunded) for income taxes	1,502	(1,524)
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements, net of transfers	17,617	14,263
Accrued capital expenditures	3,340	5,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business

inVentiv Health, Inc. (“inVentiv”, or the “Company”) is a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. The Company is organized into two business segments: Clinical and Commercial. The Company provides a broad range of clinical development and commercialization services that are critical to its clients’ ability to develop and successfully commercialize their products and services. The Company’s portfolio of services meets the varied needs of its clients, who are increasingly outsourcing both their clinical research and development activities, as well as their commercial activities. The Company serves more than 550 client organizations, including all of the 20 largest global pharmaceutical companies.

The Company’s service offerings reflect the changing needs of its clients as their products move from early clinical development through the late-stage development and regulatory approval processes and into product launch, and then throughout the post-launch product lifecycle. The Company has established expertise and leadership in providing the services its clients require at each of these stages and seeks to address their outsourced service needs on a comprehensive basis throughout the product life cycle through both standalone and integrated solutions.

On August 4, 2010, inVentiv Acquisition, Inc., an indirect, wholly owned subsidiary of inVentiv Group Holdings, Inc. (“Group Holdings” or “Parent”) merged with and into the Company (the “August 2010 Merger”). Group Holdings is controlled by affiliates of Thomas H. Lee Partners (“THL”), a global private investment and advisory firm, as well as certain co-investors, certain members of management and Liberty Lane IH LLC, a private equity investment firm (“Liberty Lane” and together with the private equity funds sponsored by THL, the management investors and the co-investors, the “Investors”).

2.	Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of inVentiv Health, Inc. and its wholly owned subsidiaries. In addition, the Company consolidates the accounts of its 60% owned subsidiary and reflects the minority interest as a noncontrolling interest classified in equity. The Company has both equity and cost method investments in securities of certain privately held entities. Investments accounted for under the equity method are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss. During the six months ended June 30, 2015, the Company recognized a $1.3 million loss on dissolution of a joint venture accounted for under the equity method, which is included in income (loss) from equity investments. Investments accounted for under the cost method are recorded at the historical carrying value. The carrying value of both types of investments is recorded in deferred financing costs and other assets in the consolidated balance sheets and is immaterial. All intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the 2014 audited consolidated financial statements and notes included in our prospectus dated August 5, 2015 on file with the U.S. Securities and Exchange Commission (SEC) relating to our Registration Statement on Form S-4 (File No. 333-197719). The results reported in these condensed consolidated financial statements should not necessarily be viewed as indicative of the results that may be expected for the entire year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP, which requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses and disclosure of contingent assets and liabilities in the accompanying financial statements. The significant estimates made by the Company include the estimated forecast that is used in assessing the realizability of the Company’s deferred tax assets and assessing whether the fair value of intangible assets and goodwill exceed the related carrying value. In addition, the Company also makes significant estimates as it relates to revenue recognition, self-insurance reserves, including reserves for employee medical, automobile insurance and worker’s compensation. In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.

3.	Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), Interest-Imputation of Interest (Subtopic 835-30) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in Deferred financing costs and other assets on the Company’s consolidated balance sheets. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2015-03 on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under ASU 2014-08, a disposal of a part of an organization that has (or will have) a major effect on its operations and financial results is a discontinued operation. ASU 2014-08 will apply prospectively for all disposals or components of the Company’s business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations, although the impact will depend on the extent of any future discontinued operations.

4.	Discontinued Operations

In 2012, the Company adopted plans to sell its small non-core medical management business within the Commercial segment, and subsequently abandoned this business in the second quarter of 2014.

The following table sets forth the results of the discontinued operations (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenues	$1,265	$3,254
Pre-tax income (loss) from discontinued operations	(5,453)	(8,163)
Income tax (provision) benefit from discontinued operations	—	—
Net income (loss) from discontinued operations	(5,453)	(8,163)

5.	Goodwill

The following table sets forth the carrying amount of goodwill as of June 30, 2015 and December 31, 2014 (in thousands):

	Clinical	Commercial	Total
Net goodwill at December 31, 2014	$382,316	$549,471	$931,787
Foreign currency translation	(18)	(1,195)	(1,213)

Net goodwill at June 30, 2015	$382,298	$548,276	$930,574

As of June 30, 2015 and December 31, 2014, the Company had accumulated goodwill impairment losses of $444.3 million.

6.	Intangible Assets

The following table sets forth the carrying amount of the Company’s intangible assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$404,549	$(145,313)	$259,236	$405,021	$(128,510)	$276,511
Technology	27,802	(26,170)	1,632	27,832	(23,442)	4,390
Tradenames subject to amortization	24,323	(19,974)	4,349	24,505	(18,513)	5,992
Backlog	95,010	(85,250)	9,760	95,015	(80,447)	14,568
Other	1,020	(525)	495	1,020	(465)	555

Total finite-lived intangible assets	552,704	(277,232)	275,472	553,393	(251,377)	302,016
Tradenames not subject to amortization	115,737	—	115,737	115,808	—	115,808

Total intangible assets	$668,441	$(277,232)	$391,209	$669,201	$(251,377)	$417,824

7.	Debt

The Company’s indebtedness is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Term Loan Facility B3 loans, due 2018	$129,645	$129,645
Term Loan Facility B4 loans, due 2018	445,694	445,694
Senior Secured Notes, due 2018	625,425	625,489
ABL Facility	—	—
Junior Lien Secured Notes, due 2018	531,581	500,265
Senior Notes, due 2018	371,028	370,139
Capital leases and other financing arrangements	48,471	45,589

Total borrowings	2,151,844	2,116,821
Less: current portion of capital leases and other financing arrangements	16,994	16,265

Total long-term borrowings, net of current portion	$2,134,850	$2,100,556

At June 30, 2015, the Company had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans. The Company had $625.0 million outstanding under the Senior Secured Notes, excluding $0.4 million of unamortized premium received on issuance, and there were no outstanding borrowings under the ABL Facility. The Company also had $531.6 million outstanding under the Junior Lien Secured Notes (as defined below), net of the $5.8 million original issuance discount (“OID”) that is to be accreted over the remaining term, and $371.0 million outstanding under the Senior Notes, net of the $5.3 million OID that is to be accreted over the remaining term. In addition, the Company had capitalized leases and other financing arrangements of $48.5 million outstanding as of June 30, 2015.

On August 15, 2014, the Company consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of its 10% Senior Notes due 2018 in which the Company issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of the Company’s 10% Senior Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum and a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). The Company paid interest on the Junior Lien Secured Notes for the period commencing August 15, 2014 in PIK Interest and elected to pay interest for the period commencing February 15, 2015 in PIK Interest. In addition, the Company elected to pay interest for the period commencing August 15, 2015 in PIK Interest.

As of June 30, 2015, the Company accrued 12% interest on the Junior Lien Secured Notes related to the February 15, 2015 PIK Interest election, which is included in other non-current liabilities, as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes on the interest payment date. On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of 10% Senior Notes due 2018 were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 the Company issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of the Company’s 10% Senior Notes due 2018 as consideration for such holders’ agreement to tender the 10% Senior Notes due 2018 held by them into the Junior Lien Notes Exchange Offer.

In connection with the Junior Lien Notes Exchange Offer, the Company’s term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment and the issuance of the Backstop Consideration and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans. There was no net change in the outstanding principal balance of the term loans as a result of the modified terms. In connection with these transactions, the Company recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million in the third quarter of 2014. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent the third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments.

On August 16, 2013, the Company, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility of up to $150.0 million (the “ABL Facility”), subject to borrowing base availability, which matures on August 16, 2018. Up to $35.0 million of the ABL Facility is available for the issuance of letters of credit. Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus .5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing. The applicable margin percentage for revolving loans is a percentage per annum and ranges from 1.0% to 1.5% for Base Rate loans or 2.0% to 2.5% for the Eurodollar rate loans. The applicable margin percentages with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability as defined in the credit agreement for the ABL Facility. As of June 30, 2015, the Company had no outstanding borrowings under its ABL facility, the interest rate applicable to any outstanding borrowings was 4.25% at June 30, 2015. The Company is required to pay an unused line fee on the committed but unutilized balance of the ABL Facility at a rate per annum of 0.25% or 0.375%, depending on utilization.

The ABL Facility contains customary covenants and restrictions on the Company and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions and acquisitions. The ABL Facility requires the Company to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, based on the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given the Company’s available borrowing capacity as of June 30, 2015. All obligations under the ABL Facility are secured by the Company’s domestic subsidiaries and secured by a first priority lien on current assets of the Company and its domestic subsidiaries and a second priority lien on all other assets of the Company and its domestic subsidiaries. At June 30, 2015, the credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. As of June 30, 2015, the Company had no outstanding borrowings under the ABL Facility, approximately $18.7 million in letters of credit outstanding against the ABL Facility and would have been able to borrow up to an additional $131.3 million.

Cash Pooling

The Company and certain of its international subsidiaries participate in a notional cash pooling arrangement (“Cash Pool”) to help manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to set-off overdrafts to the bank against positive cash balances. Each subsidiary receives interest on the cash balances or pays interest on amounts owed. At June 30, 2015, the Company’s net cash position in the pool of $5.7 million, defined as the gross cash position in the pool of $93.2 million less borrowings of $87.5 million, is reflected as cash and cash equivalents in the condensed consolidated balance sheet.

Fair Value of Long-Term Debt

The carrying amounts and the estimated fair values of long-term debt as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term Loan Facility	$575,339	$577,658	$575,339	$571,024
Senior Secured Notes	625,425	652,006	625,489	637,217
Junior Lien Secured Notes	531,581	549,522	500,265	463,370
Senior Notes	371,028	356,762	370,139	322,569

The fair value of long-term debt instruments is measured based on market values for debt issues with similar characteristics, such as maturities, credit ratings, collateral and interest rates available on the measurement dates for debt with similar terms (level 2 within the fair value hierarchy). The Company believes the carrying values for capital leases and other financing arrangements approximate their fair values.

8.	Contingencies

On October 31, 2013, Cel-Sci Corporation (Cel-Sci) (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of our subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seeks at least $2 million in damages and $20 million in other equitable remedies. This matter remains in the discovery phase, and a final arbitration hearing is tentatively set for the fourth quarter of 2015. No assessment can be made at this time as to the likely outcome of this matter.

Other Matters

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of June 30, 2015 arising out of the conduct of the Company’s business are likely to have a material effect to the Company on an individual or aggregate basis.

9.	Concentration of Credit Risk

The Company’s receivables are concentrated with major pharmaceutical companies. Credit risk is managed through the monitoring of exposures with the Company’s customers. The Company does not require collateral or other security to support customer receivables. For the three months ended June 30, 2015, one customer accounted for approximately 10% of the Company’s consolidated net revenues. No customer accounted for 10% or more of the Company’s consolidated net revenues for the six months ended June 30, 2015. For the three and six months ended June 30, 2014, one customer accounted for approximately 11% of the Company’s consolidated net revenues. As of June 30, 2015, no customer accounted for 10% or more of the Company’s consolidated accounts receivable.

10.	Termination Benefits and Other Cost Reduction Actions

The Company undertook certain cost containment measures in an effort to better align operating costs with market and business conditions. Expenses related to these actions, which include real estate consolidations, elimination of redundant functions and employees, were summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee severance and related costs	$3,545	$4,893	$6,124	$6,971
Facilities-related costs	155	129	331	3,674

Total	$3,700	$5,022	$6,455	$10,645

For the three and six months ended June 30, 2015 restructuring costs of $1.6 million and $2.9 million have been included in cost of revenues and $2.1 million and $3.5 million have been included in SG&A expenses, respectively. For the three and six months ended June 30, 2014 restructuring costs of $0.7 million and $1.3 million have been included in cost of revenues and $4.3 million and $9.3 million have been included in SG&A expenses, respectively.

The following table summarizes the Company’s restructuring reserve as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance at December 31, 2014	Net Costs	Cash Payments	Balance at June 30, 2015
Employee severance and related costs	$5,145	$6,124	$(5,839)	$5,430
Facilities-related charges	7,098	331	(4,152)	3,277

Total	$12,243	$6,455	$(9,991)	$8,707

The Company expects that severance payments accrued at June 30, 2015 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease term of the exited facilities through 2019.

The net costs in the table above exclude non-cash charges of approximately $0.5 million for the six months ended June 30, 2015 related to abandoned assets at certain facilities.

11.	Income Taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was approximately (10.0%) and (13.8%) for the three months ended June 30, 2015 and 2014, respectively, and (10.9%) and (9.0%) for the six months ended June 30, 2015 and 2014, respectively. The income tax provision for the three and six months ended June 30, 2015 and 2014 reflects that the Company (i) continues to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) records a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incurs taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value if, based on the weight of all available evidence, it is not more likely than not that a portion or all of the deferred tax assets will be realized. The Company does not expect to record significant tax benefits on future domestic net operating losses until circumstances justify the recognition of such benefits.

As a result of the domestic valuation allowance, taxable temporary differences from the amortization of goodwill and indefinite-lived intangible assets are expected to result in $7.7 million of income tax expense for 2015, and are reflected in the Company’s estimated domestic annual effective tax rate. Goodwill and indefinite-lived intangible assets are amortized for income tax purposes, but not for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. The Company will record tax expense related to the amortization of its tax deductible goodwill and indefinite-lived intangible assets during those future periods for which it maintains domestic valuation allowances, or until its estimated unamortized balance of $134.7 million at December 31, 2015 is fully amortized for tax purposes.

12.	Related Parties

Management Arrangements

Upon completion of the August 2010 Merger, the Company entered into a management agreement (“THL Management Agreement”) with THL Managers VI, LLC (“THL Managers”), in which THL Managers agreed to provide management services to the Company. Pursuant to the THL Management Agreement, THL Managers will receive an aggregate annual management fee in an amount per year equal to the greater of (a) $2.5 million or (b) 1.5% of EBITDA, as defined. In addition, the Company will reimburse out-of-pocket expenses incurred by THL Managers. The Company recognized $0.7 million in management fees for each of the three months ended June 30, 2015 and 2014, and $1.4 million for each of the six months ended June 30, 2015 and 2014.

Upon completion of the August 2010 Merger, the Company entered into a management agreement with Liberty Lane, in which Liberty Lane agreed to provide management services to the Company. Mr. Meister, the Company’s former Chief Executive Officer, is affiliated with Liberty Lane. Pursuant to the agreement, Liberty Lane or its affiliates received an aggregate annual management fee in an amount per year equal to $1.0 million. On December 5, 2012, the agreement was amended to lower the per year management fee to $0.8 million beginning January 1, 2013. The agreement was terminated in the second quarter of 2015 with an effective date of September 24, 2014 to reflect Mr. Meister’s resignation as Chief Executive Officer. The Company reversed management fees of $0.2 million for the three months ended June 30, 2015 and incurred management fees of $0.2 million and $0.4 million for the three and six months ended June 30, 2014.

Commercial Transactions

There were four entities for the three and six months ended June 30, 2015 and 2014 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company. The services included facilities management, audio conferencing and information technology services. The fees for these services were $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in and became a director of an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period. The services were provided for fees of less than $0.1 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

13.	Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivables, unbilled services, accounts payable, short-term borrowings and current portion of capital leases and other financing arrangements as well as deferred revenues and client advances. Due to the short-term nature of such instruments, the Company believes their carrying values approximate fair value. Please refer to Note 7 for discussion of the Company’s debt instruments.

The Company’s contingent consideration obligations are the only instruments measured at fair value on a recurring basis. The contingent consideration is determined based upon significant inputs not observable in the market, including the fair value and the Company’s best estimate as to the probable timing and amount of settlement. As of June 30, 2015, the contingent consideration obligations had an aggregate fair value of $1.5 million, which is included in accrued expenses and other non-current liabilities, resulting in a $0.3 million adjustment to decrease earnings for the six months ended June 30, 2015, respectively.

14.	Segment Information

The Company is managed through two reportable segments, Clinical and Commercial. Each reportable business segment is comprised of multiple divisions and business units that, through their combination, create a fully integrated biopharmaceutical outsourced services provider. Clinical, which primarily serves pharmaceutical, biotechnology, diagnostic and medical device clients engaged in research and development, provides a continuum of services spanning phases I-IV of clinical development. Commercial, provides commercialization, patient outcomes and consulting services to the pharmaceutical, biotechnology and healthcare industries. In the fourth quarter of 2014, the Company realigned its segment reporting structure to reflect changes in its management structure. As a result of these changes, the Commercial segment includes the results of the consulting business, previously reported separately as the Consulting segment. Additionally, during 2014 certain business units previously reported under the Commercial segment were operationally moved into and are now reported under the Clinical segment, certain segment leadership costs previously included in Corporate and other were allocated to the Commercial segment and certain information technology costs previously allocated to the segments will remain in Corporate and other. As a result, previously reported segment information has been restated to conform to management’s current operating structure.

Management measures and evaluates the Company’s operating segments based on segment net revenue and adjusted operating income. The results of these reportable business segments are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer. Certain amounts that management considers to be non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such charges. These items include depreciation and amortization; certain foreign currency impacts; net charges associated with acquisitions; certain legal charges, net of insurance recoveries; certain asset impairment charges; stock-based compensation; as well as corporate and other unallocated expenses. The corporate and other unallocated expenses primarily consist of expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal; restructuring and related charges; and certain expenses incurred in connection with the management agreements with affiliates of certain shareholders of the Parent. Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and in the reconciliations presented below. The Company has not presented segment assets since management does not evaluate the Company’s operating segments using this information.

Selected information for each reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenues

Clinical	$233,582	$218,146	$453,246	$432,974
Commercial	258,664	232,831	492,737	441,538
Intersegment revenues	(2,829)	(1,408)	(5,589)	(3,138)

Consolidated net revenues	$489,417	$449,569	$940,394	$871,374

Adjusted Segment Operating Income (Loss)
Clinical	$28,469	$21,527	$54,118	$44,862
Commercial	42,112	28,351	73,594	51,958

Reportable segments adjusted operating income (loss)	70,581	49,878	127,712	96,820
Depreciation and amortization	(23,908)	(27,072)	(48,911)	(53,582)
Stock-based compensation	(45)	(118)	(515)	(444)
Corporate and other unallocated charges	(16,996)	(11,046)	(31,096)	(22,726)

Operating income (loss)	$29,632	$11,642	$47,190	$20,068
Interest income (expense), net	(57,120)	(53,232)	(113,583)	(105,684)

Income (loss) before income tax (provision) benefit and income (loss) from equity investments.	$(27,488)	$(41,590)	$(66,393)	$(85,616)

15.	Guarantor Financial Information

Borrowings under each of our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Notes are guaranteed by certain of the Company’s domestic wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. The Company’s Senior Secured Credit Facility, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Notes are not guaranteed by certain of the Company’s subsidiaries, including all of its non-U.S. subsidiaries or non-wholly owned subsidiaries. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information, results of operations, comprehensive loss and cash flow information for inVentiv Health, Inc., the Guarantor Subsidiaries and other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of inVentiv Health, Inc.’s investment in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting.

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

At June 30, 2015

(in thousands, except share and per share amounts)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$34,983	$—	$109,020	$(92,408)	$51,595
Restricted cash	825	—	1,157	—	1,982
Accounts receivable, net of allowances for doubtful accounts	—	252,296	61,759	—	314,055
Unbilled services	—	162,091	44,436	—	206,527
Intercompany receivables	462,405	687,314	77,702	(1,227,421)	—
Prepaid expenses and other current assets	6,543	11,476	21,021	—	39,040
Income tax receivable	—	587	1,002	—	1,589
Current deferred tax assets	259	12,198	1,264	(6,261)	7,460

Total current assets	505,015	1,125,962	317,361	(1,326,090)	622,248
Property and equipment, net	23,392	86,792	16,486	—	126,670
Goodwill	—	889,281	41,293	—	930,574
Intangible assets, net	—	384,350	6,859	—	391,209
Non-current deferred tax assets	—	—	3,952	—	3,952
Deferred financing costs and other assets	65,807	4,272	13,473	—	83,552
Non-current intercompany receivables	967,896	35,073	135	(1,003,104)	—
Investment in consolidated subsidiaries	697,821	85,988	—	(783,809)	—

Total assets	$2,259,931	$2,611,718	$399,559	$(3,113,003)	$2,158,205

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Short-term borrowings, current portion of capital lease obligations and other financing arrangements	$209	$16,619	$87,648	$(87,482)	$16,994
Accrued payroll, accounts payable and accrued expenses	72,845	162,661	59,186	(4,926)	289,766
Intercompany payables	732,286	474,363	20,772	(1,227,421)	—
Income taxes payable	—	16	1,297	—	1,313
Deferred revenue and client advances	—	174,914	52,570	—	227,484

Total current liabilities	805,340	828,573	221,473	(1,319,829)	535,557
Capital lease obligations, net of current portion	—	31,423	54	—	31,477
Long-term debt, net of current portion	2,103,373	—	—	—	2,103,373
Non-current income tax liability	—	5,543	1,383	—	6,926
Deferred tax liability	333	85,315	3,119	(6,261)	82,506
Other non-current liabilities	37,360	32,108	18,855	—	88,323
Non-current intercompany liabilities	4,734	968,031	30,339	(1,003,104)	—

Total liabilities	2,951,140	1,950,993	275,223	(2,329,194)	2,848,162

Total inVentiv Health, Inc. stockholder’s deficit	(691,209)	660,725	123,084	(783,809)	(691,209)
Noncontrolling interest	—	—	1,252	—	1,252

Total stockholder’s deficit	(691,209)	660,725	124,336	(783,809)	(689,957)

Total liabilities and stockholder’s deficit	$2,259,931	$2,611,718	$399,559	$(3,113,003)	$2,158,205

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET INFORMATION

At December 31, 2014

(in thousands, except share and per share amounts)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,643	$3,439	$86,014	$(52,037)	$57,059
Restricted cash	569	—	1,148	—	1,717
Accounts receivable, net of allowances for doubtful accounts	—	236,884	65,963	—	302,847
Unbilled services	—	138,100	40,936	—	179,036
Intercompany receivables	389,532	557,758	64,778	(1,012,068)	—
Prepaid expenses and other current assets	5,301	12,181	20,743	—	38,225
Income tax receivable	—	310	1,053	—	1,363
Current deferred tax assets	259	12,198	1,316	(6,261)	7,512

Total current assets	415,304	960,870	281,951	(1,070,366)	587,759
Property and equipment, net	21,665	82,857	17,337	—	121,859
Goodwill	—	889,281	42,506	—	931,787
Intangible assets, net	—	410,059	7,765	—	417,824
Non-current deferred tax assets	—	—	3,944	—	3,944
Deferred financing costs and other assets	75,296	3,519	12,447	—	91,262
Non-current intercompany receivables	944,664	44,585	132	(989,381)	—
Investment in consolidated subsidiaries	689,216	86,242	—	(775,458)	—

Total assets	$2,146,145	$2,477,413	$366,082	$(2,835,205)	$2,154,435

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Short-term borrowings, current portion of capital lease obligations and other financing arrangements	$4,006	$14,025	$50,271	$(52,037)	$16,265
Accrued payroll, accounts payable and accrued expenses	70,593	154,523	61,497	—	286,613
Intercompany payables	562,297	418,920	30,851	(1,012,068)	—
Income taxes payable	222	—	987	—	1,209
Deferred revenue and client advances	—	150,709	48,421	—	199,130

Total current liabilities	637,118	738,177	192,027	(1,064,105)	503,217
Capital lease obligations, net of current portion	—	29,126	198	—	29,324
Long-term debt, net of current portion	2,071,232	—	—	—	2,071,232
Non-current income tax liability	—	5,360	1,101	—	6,461
Deferred tax liability	333	80,860	2,300	(6,261)	77,232
Other non-current liabilities	37,441	25,175	18,140	—	80,756
Non-current intercompany liabilities	15,202	944,796	29,383	(989,381)	—

Total liabilities	2,761,326	1,823,494	243,149	(2,059,747)	2,768,222

Total inVentiv Health, Inc. stockholder’s deficit	(615,181)	653,919	121,539	(775,458)	(615,181)
Noncontrolling interest	—	—	1,394	—	1,394

Total stockholder’s deficit	(615,181)	653,919	122,933	(775,458)	(613,787)

Total liabilities and stockholder’s deficit	$2,146,145	$2,477,413	$366,082	$(2,835,205)	$2,154,435

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$382,908	$112,927	$(6,418)	$489,417
Reimbursed out-of-pocket expenses	—	68,450	14,689	(62)	83,077

Total revenues	—	451,358	127,616	(6,480)	572,494

Operating expenses:
Cost of revenues	—	249,948	74,327	(5,885)	318,390
Reimbursable out-of-pocket expenses	—	68,450	14,689	(62)	83,077
Selling, general and administrative expenses	20,491	85,823	35,614	(533)	141,395
Allocation of intercompany costs	(9,900)	7,935	1,965	—	—

Total operating expenses	10,591	412,156	126,595	(6,480)	542,862

Operating income (loss)	(10,591)	39,202	1,021	—	29,632
Interest income (expense), net	(57,088)	(197)	165	—	(57,120)
Intercompany interest income (expense)	23,579	(23,332)	(247)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(44,100)	15,673	939	—	(27,488)

Income tax (provision) benefit	—	(1,650)	(1,088)	—	(2,738)

Income (loss) before income (loss) from equity investments	(44,100)	14,023	(149)	—	(30,226)
Income (loss) from equity investments	13,869	(976)	—	(12,655)	238

Net income (loss)	(30,231)	13,047	(149)	(12,655)	(29,988)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(243)	—	(243)

Net income (loss) attributable to inVentiv Health, Inc.	$(30,231)	$13,047	$(392)	$(12,655)	$(30,231)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$332,133	$129,394	$(11,958)	$449,569
Reimbursed out-of-pocket expenses	—	51,271	12,802	(31)	64,042

Total revenues	—	383,404	142,196	(11,989)	513,611

Operating expenses:
Cost of revenues	—	219,961	84,145	(11,394)	292,712
Reimbursable out-of-pocket expenses	—	51,271	12,802	(31)	64,042
Selling, general and administrative expenses	9,262	97,707	38,810	(564)	145,215
Allocation of intercompany costs	(11,715)	8,897	2,818	—	—

Total operating expenses	(2,453)	377,836	138,575	(11,989)	501,969

Operating income (loss)	2,453	5,568	3,621	—	11,642
Interest income (expense), net	(53,287)	(114)	169	—	(53,232)
Intercompany interest income (expense)	21,885	(21,230)	(655)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(28,949)	(15,776)	3,135	—	(41,590)

Income tax (provision) benefit	—	(3,578)	(2,175)	—	(5,753)

Income (loss) before income (loss) from equity investments	(28,949)	(19,354)	960	—	(47,343)
Income (loss) from equity investments	(24,039)	(1,535)	—	25,376	(198)

Income (loss) from continuing operations	(52,988)	(20,889)	960	25,376	(47,541)
Net income (loss) from discontinued operations, net of tax	—	(5,453)	—	—	(5,453)

Net income (loss)	(52,988)	(26,342)	960	25,376	(52,994)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	6	—	6

Net income (loss) attributable to inVentiv Health, Inc.	$(52,988)	$(26,342)	$966	$25,376	$(52,988)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Six Months Ended June 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$729,889	$222,678	$(12,173)	$940,394
Reimbursed out-of-pocket expenses	—	128,066	22,472	(138)	150,400

Total revenues	—	857,955	245,150	(12,311)	1,090,794

Operating expenses:
Cost of revenues	—	479,030	141,684	(11,147)	609,567
Reimbursable out-of-pocket expenses	—	128,066	22,472	(138)	150,400
Selling, general and administrative expenses	36,578	177,743	70,342	(1,026)	283,637
Allocation of intercompany costs	(19,800)	15,879	3,921	—	—

Total operating expenses	16,778	800,718	238,419	(12,311)	1,043,604

Operating income (loss)	(16,778)	57,237	6,731	—	47,190
Interest income (expense), net	(113,444)	(408)	269	—	(113,583)
Intercompany interest income (expense)	46,384	(45,987)	(397)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(83,838)	10,842	6,603	—	(66,393)

Income tax (provision) benefit	—	(4,625)	(2,641)	—	(7,266)

Income (loss) before income (loss) from equity investments	(83,838)	6,217	3,962	—	(73,659)
Income (loss) from equity investments	8,522	654	—	(10,467)	(1,291)

Net income (loss)	(75,316)	6,871	3,962	(10,467)	(74,950)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(366)	—	(366)

Net income (loss) attributable to inVentiv Health, Inc.	$(75,316)	$6,871	$3,596	$(10,467)	$(75,316)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

Six Months Ended June 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$642,855	$253,881	$(25,362)	$871,374
Reimbursed out-of-pocket expenses	—	94,064	26,532	(241)	120,355

Total revenues	—	736,919	280,413	(25,603)	991,729

Operating expenses:
Cost of revenues	—	428,244	162,824	(24,098)	566,970
Reimbursable out-of-pocket expenses	—	94,064	26,532	(241)	120,355
Selling, general and administrative expenses	17,801	192,601	75,198	(1,264)	284,336
Allocation of intercompany costs	(23,486)	17,893	5,593	—	—

Total operating expenses	(5,685)	732,802	270,147	(25,603)	971,661

Operating income (loss)	5,685	4,117	10,266	—	20,068
Interest income (expense), net	(105,719)	(208)	243	—	(105,684)
Intercompany interest income (expense)	43,067	(41,736)	(1,331)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(56,967)	(37,827)	9,178	—	(85,616)
Income tax (provision) benefit	(127)	(5,691)	(1,880)	—	(7,698)

Income (loss) before income (loss) from equity investments	(57,094)	(43,518)	7,298	—	(93,314)
Income (loss) from equity investments	(45,139)	3,903	—	41,000	(236)

Income (loss) from continuing operations	(102,233)	(39,615)	7,298	41,000	(93,550)
Net income (loss) from discontinued operations, net of tax	—	(8,163)	—	—	(8,163)

Net income (loss)	(102,233)	(47,778)	7,298	41,000	(101,713)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(520)	—	(520)

Net income (loss) attributable to inVentiv Health, Inc.	$(102,233)	$(47,778)	$6,778	$41,000	$(102,233)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the Three Months Ended June 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(30,231)	$13,047	$(149)	$(12,655)	$(29,988)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,218	5,113	2,596	(7,709)	4,218

Total other comprehensive income (loss)	4,218	5,113	2,596	(7,709)	4,218

Total comprehensive income (loss)	(26,013)	18,160	2,447	(20,364)	(25,770)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(243)	—	(243)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(26,013)	$18,160	$2,204	$(20,364)	$(26,013)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the Three Months Ended June 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(52,988)	$(26,342)	$960	$25,376	$(52,994)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,552	2,039	1,318	(3,357)	2,552

Total other comprehensive income (loss)	2,552	2,039	1,318	(3,357)	2,552

Total comprehensive income (loss)	(50,436)	(24,303)	2,278	22,019	(50,442)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	6	—	6

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(50,436)	$(24,303)	$2,284	$22,019	$(50,436)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(75,316)	$6,871	$3,962	$(10,467)	$(74,950)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,227)	(322)	(1,415)	1,737	(1,227)

Total other comprehensive income (loss)	(1,227)	(322)	(1,415)	1,737	(1,227)

Total comprehensive income (loss)	(76,543)	6,549	2,547	(8,730)	(76,177)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(366)	—	(366)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(76,543)	$6,549	$2,181	$(8,730)	$(76,543)

15.	Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(102,233)	$(47,778)	$7,298	$41,000	$(101,713)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,690	1,342	1,152	(2,494)	2,690

Total other comprehensive income (loss)	2,690	1,342	1,152	(2,494)	2,690

Total comprehensive income (loss)	(99,543)	(46,436)	8,450	38,506	(99,023)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(520)	—	(520)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(99,543)	$(46,436)	$7,930	$38,506	$(99,543)

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor– Subsidiaries	Eliminations	Total
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$33,094	$(19,802)	$16,440	$(4,925)	$24,807
Cash flows from investing activities:
Purchases of property and equipment	(6,599)	(10,285)	(2,924)	—	(19,808)
Proceeds from vehicle sales	—	3,899	—	—	3,899
Return of (disbursements for) investments	224	—	—	—	224
Other, net	(256)	2,927	—	—	2,671

Net cash provided by (used in) investing activities	(6,631)	(3,459)	(2,924)	—	(13,014)

Cash flows from financing activities:
Repayments on capital leases	—	(12,375)	(250)	—	(12,625)
Advances from cash pool	(2,065)	—	37,511	(35,446)	—
Borrowings under line of credit	153,000	—	—	—	153,000
Repayments on line of credit	(153,000)	—	—	—	(153,000)
Payment on installment note related to acquisition	(1,750)	—	—	—	(1,750)
Payment of debt issuance costs	(197)	—	—	—	(197)
Repayment of other financing arrangements	(1,966)	(352)	—	—	(2,318)
Advances (repayment) of intercompany debt, net	(5,048)	32,549	(27,501)	—	—
Other, net	(97)	—	(508)	—	(605)

Net cash provided by (used in) financing activities	(11,123)	19,822	9,252	(35,446)	(17,495)
Effects of foreign currency exchange rate changes on cash	—	—	238	—	238

Net increase (decrease) in cash and cash equivalents	15,340	(3,439)	23,006	(40,371)	(5,464)
Cash and cash equivalents, beginning of period	19,643	3,439	86,014	(52,037)	57,059

Cash and cash equivalents, end of period	$34,983	$—	$109,020	$(92,408)	$51,595

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor– Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(47,017)	$(14,384)	$(993)	$—	$(62,394)
Net cash provided by (used in) discontinued operations	—	(5,858)	—	—	(5,858)

Net cash provided by (used in) operating activities	(47,017)	(20,242)	(993)	—	(68,252)
Cash flows from investing activities:
Purchases of property and equipment	(8,736)	(5,027)	(3,131)	—	(16,894)
Proceeds from vehicle sales	—	1,032	—	—	1,032
Return of (disbursements for) investments	(750)	—	—	—	(750)
Other, net	(225)	3,244	—	—	3,019

Net cash provided by (used in) investing activities	(9,711)	(751)	(3,131)	—	(13,593)

Cash flows from financing activities:
Repayments on capital leases	—	(5,989)	(280)	—	(6,269)
Advances from cash pool	—	—	41,821	(41,821)	—
Borrowings under line of credit	134,000	—	—	—	134,000
Repayments on line of credit	(126,000)	—	—	—	(126,000)
Payment on installment note related to acquisition	(1,500)	—	—	—	(1,500)
Payments of debt issuance costs	(52)				(52)
Repayment of other financing arrangements	(1,749)	(352)	—	—	(2,101)
Advances (repayment) of intercompany debt, net	25,156	12,637	(37,793)	—	—
Other, net	154	—	(477)	—	(323)

Net cash provided by (used in) financing activities	30,009	6,296	3,271	(41,821)	(2,245)
Effects of foreign currency exchange rate changes on cash	—	—	302	—	302

Net increase (decrease) in cash and cash equivalents	(26,719)	(14,697)	(551)	(41,821)	(83,788)
Cash and cash equivalents, beginning of period	33,176	19,838	98,457	(35,244)	116,227

Cash and cash equivalents, end of period	$6,457	$5,141	$97,906	$(77,065)	$32,439

16.	Subsequent Events

On July 1, 2015 one of the Company’s indirect subsidiaries in the United Kingdom entered into an asset-based lending facility for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its lending facilities in the U.S. This new facility will be used to enhance international cash management.

On July 2, 2015 the Company’s Board of Directors approved the grant of new option awards to eligible employees in exchange for certain outstanding restricted stock units granted under the Group Holdings’ equity incentive plan, on a one-for-one basis. Thirty-five percent of the options in the new award vest upon the passage of time and completion of a service requirement and sixty-five percent vests based upon achievement of certain specified performance targets and completion of a service requirement. Approximately 156,106 of the outstanding restricted stock units were exchanged in the program. The Company will recognize the fair value of the new option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statement. The terms “inVentiv,” “Company,” “we,” “us” and “our” refer to inVentiv Health, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Quarterly Report contains “forward-looking statements.” The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially include economic, business, competitive, market, regulatory and other factors and risks, such as:

•	our business strategy, outlook, objectives, plans, intentions and goals;

•	our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund our operations and planned capital expenditures for the foreseeable future;

•	our belief that our growth and success will depend on our ability to continue to enhance the quality of our existing services, serve our clients throughout the evolution of a product, and to introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing customers and recruit, motivate and retain qualified personnel;

•	our expectations that pharmaceutical and biotechnology companies will increasingly outsource their clinical research, staffing, sales teams, advertising, marketing, sales, promotional, recruiting, patient initiatives and compliance and other services we offer;

•	our belief that our clients are looking for service providers with global capabilities;

•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;

•	our expectations regarding the impact of our acquisitions;

•	our expectations regarding the synergies or cost savings related to our acquisitions;

•	our expectations regarding the level of research and development spending by pharmaceutical and biotechnology companies; and

•	our expectations regarding the impact of the adoption of certain accounting standards.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the impact of our substantial level of indebtedness on our ability to generate sufficient cash to fulfill our obligations under our existing debt instruments or our ability to incur additional indebtedness;

•	the impact of customer project delays, cancellations and terminations;

•	our ability to sufficiently increase our revenues and manage expenses and capital expenditures to permit us to fund our operations;

•	our ability to continue to comply with the covenants and terms of our debt instruments and to access sufficient capital under our credit agreement or from other sources of debt or equity financing to fund our operations;

•	the impact of any future acquisitions;

•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations, and achieve the resulting synergies;

•	the impact of any change in our current credit ratings or the ratings of our debt securities on our relationships with customers, vendors and other third parties;

•	the impact of any additional leverage we may incur on our ratings and the ratings of our debt securities;

•	the impact of any default by any of our credit providers;

•	our ability to accurately forecast costs to be incurred in providing services under fixed price contracts;

•	our ability to accurately forecast insurance claims within our self-insured programs;

•	the potential impact on pharmaceutical and biotechnology companies, including pricing pressures, from healthcare reform initiatives or from changes in the reimbursement policies of third-party payers;

•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;

•	the potential impact of financial, economic, political and other risks, including interest rate and exchange rate risks, related to conducting business internationally;

•	our ability to successfully operate new lines of business;

•	our ability to manage our infrastructure and resources to support our growth including through outsourced service providers;

•	any disruptions, impairments, or malfunctions affecting software as well as excessive costs or delays that may adversely impact our continued investment in and development of software;

•	the potential impact of government regulation on us and our clients;

•	our ability to comply with all applicable laws as well as our ability to successfully adapt to any changes in applicable laws on a timely and cost effective basis;

•	our ability to recruit, motivate and retain qualified personnel;

•	the impact of impairment of goodwill and intangible assets and the factors leading to such impairments;

•	consolidation in the pharmaceutical and biotechnology industry;

•	changes in trends in the healthcare, pharmaceutical and biotechnology industries or outsourcing, including initiatives by our clients to perform services we offer internally;

•	our ability to convert backlog into revenue;

•	the potential liability associated with injury to clinical trial participants;

•	the impact of the adoption of certain accounting standards; and

•	our ability to maintain technological advantages in a variety of functional areas, including sales force automation, electronic claims surveillance and patient compliance.

These risks should be considered along with the “Risk Factors” outlined in our prospectus dated August 5, 2015 on file with the SEC relating to our Registration Statement on Form S-4 (File No. 333-197719). Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. We provide a broad range of clinical development and commercialization services that are critical to our clients’ ability to develop and successfully commercialize their products and services. Our portfolio of services meets the varied needs of our clients, who are increasingly outsourcing both their clinical research and development activities, as well as their sales and marketing activities.

Our broad range of services and our global scale, represented by approximately 14,000 employees supporting clients in more than 70 countries, allow us to serve as a critical strategic partner for pharmaceutical, biotechnology, medical device and diagnostics, and healthcare companies seeking support in a rapidly changing regulatory and commercial environment. We serve more than 550 client organizations, including all of the 20 largest global pharmaceutical companies.

Acquisitions

Our acquisitions have historically been made at prices above the fair value of the acquired identifiable net assets, resulting in goodwill, due to the expectations of the synergies that will be realized by combining the businesses. These synergies include the elimination of redundant facilities, functions and staffing, the use of our existing infrastructure to expand revenue of the acquired businesses’ service offerings and the use of the commercial infrastructure of the acquired businesses to cost effectively expand revenue of our service offerings.

Acquisitions have been accounted for as business combinations using the acquisition method of accounting and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition related costs are included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The final purchase price allocations may differ materially from the preliminary estimates. In addition, new information about facts and circumstances as of the acquisition date that arises may result in retrospective adjustment to the consolidated statements of operations in the period of acquisition. There were no acquisitions completed in 2014 and through June 30, 2015.

Acquisition Integration

We have undertaken certain activities to integrate our acquisitions that we believe will result in cost savings or synergies over the medium term from combining the businesses. These synergies include elimination of redundant facilities, functions and employees, use of our existing infrastructure to expand revenue of the acquired businesses’ service offerings and use of the commercial infrastructure of the acquired businesses to cost effectively expand revenue of our service offerings. These integration activities involve risks, particularly in the early stages, and expected savings and synergies may not occur immediately following the transaction, or at all.

As a result of the manner in which we financed these acquisitions, we have a substantial amount of indebtedness. Our substantial indebtedness and the terms thereof, including covenants and other operating restrictions, combined with our other financial obligations, contractual commitments and near-term trends affecting our business, could have important consequences for holders of our outstanding notes.

The risks related to the integration of our acquisitions and the additional leverage we have incurred in connection therewith include those outlined under “Cautionary Statement Regarding Forward-Looking Disclosure” and “Risk Factors” outlined in our prospectus dated August 5, 2015 on file with the SEC relating to our Registration Statement on Form S-4 (File No. 333-197719).

Discontinued Operations

In 2012, we adopted a plan to sell our small non-core medical management business within the Commercial segment, and subsequently abandoned this business in the second quarter of 2014.

The results of this business have been classified and presented as discontinued operations in the accompanying consolidated financial statements. The results of operations of this business are included in net loss from discontinued operations in the consolidated statements of operations for all periods presented. The cash flows of this business are also presented separately in our consolidated statements of cash flows. We recognized losses, net of tax, of $5.5 million and $8.2 million for the three and six months ended June 30, 2014, respectively. We did not recognize any losses associated with this business for the three and six months ended June 30, 2015, respectively.

Business Segments

We are organized into two business segments: Clinical and Commercial. Each business segment is comprised of multiple businesses that are also referred to as “business units,” that when combined establish us as a fully integrated biopharmaceutical services provider.

•	Clinical. inVentiv Health Clinical is a top-tier global contract research organization (“CRO”). Our comprehensive offerings include clinical trial support for Phase I (investigational drug testing on a limited number of individuals) through Phase IV (post-marketing approval testing on a significantly larger number of individuals) clinical trials, as well as functional outsourcing, recruiting and staffing services to assist clients in the clinical development of pharmaceutical, biotechnology, medical device and diagnostic products. The scale of our Clinical segment allows us to customize our services to projects of any size, from small, early-phase studies to complex, multinational late-stage trials.

•	Commercial. inVentiv Health Commercial is a recognized provider of comprehensive sales and marketing programs and management consulting services to the pharmaceutical, biotechnology and healthcare industries. Our selling solution services include outsourced sales teams, support services and non-personal engagement solutions to help our clients accelerate the commercialization of their products. Our communications services include a broad array of advertising and public relations commercialization services. Our patient outcomes services include patient compliance, analytics, patient support programs and patient education. Our consulting services’ expertise extends across a broad range of functions and disciplines, which is critical for strategic, cross-functional initiatives, including brand management, clinical development, commercial effectiveness, corporate development, medical affairs, pricing and market access, education and training, and market research and analytics.

In the fourth quarter of 2014, we realigned the segment reporting structure to reflect changes in our management structure. As a result of these changes, the Commercial segment includes the results of the consulting business, previously reported separately as the Consulting segment. Additionally, during 2014 certain small business units previously reported under the Commercial segment were operationally moved into and are now reported under the Clinical segment, certain segment leadership costs previously included in Corporate and other were allocated to the Commercial segment and certain information technology costs previously allocated to the segments will remain in Corporate and other. Our financial statements reflect the new reporting structure with prior periods adjusted accordingly.

Material Trends Affecting our Business

Our business is related significantly to the clinical development and commercialization efforts of pharmaceutical and biotechnology companies and depends upon the degree to which these companies outsource services that have traditionally been performed internally. Increased competition among pharmaceutical and biotechnology companies as a result of patent expirations, market acceptance of generic drugs and efforts by governmental agencies and privately managed care organizations to reduce healthcare costs have also added to pricing pressures.

We aggressively pursue opportunities to enhance our business and market share with clients who seek the efficiencies and cost savings that can be attained by consolidating their outsourcing programs with a smaller number of larger high quality providers. We believe the pressures on our clients to reduce costs are likely to drive decisions to outsource a greater scope of commercialization and clinical development services, thereby increasing the overall size of the markets in which we operate. We believe that this business model will continue and be adopted by many companies, from early development stage companies to large well-established growth companies.

While pharmaceutical industry consolidation is likely to impact providers of outsourced clinical and commercialization services, we believe that the total number of clients and functional areas we cover will continue to expand. Our engagements with our larger clients are typically dispersed across different functional areas of the client organization, and serviced across our two business segments. These services are subject to review by different decision makers within client organizations.

A significant component of our growth strategy has been the addition of business units through acquisitions. We have and will continue to seek to address the need to offer additional services through acquisitions of other companies. We believe these acquisitions should result in cost savings and synergies, however, we may experience difficulties in completing the integration processes, as well as delays in the expected benefits in the short term, as a significant portion of the integration effort is concentrated in the periods leading up to and immediately following the acquisitions. The impact of the delays could exceed the benefits of cost savings and synergies in the short term.

Across all segments of the business, our engagements are typically comprised of numerous projects. The timing of project starts and completions are subject to various factors. Certain parts of our Clinical segment, the full service business, have been and may continue to be negatively impacted by project delays. In addition, project start delays and wind downs, including downsizings and conversions of sales teams, have impacted our selling solution services and communications businesses, which are part of our Commercial segment. We have and will continue to take certain steps to enhance our new business development efforts and reduce operating expenses through cost savings to help mitigate the impact of lower than anticipated revenue levels. These steps may not necessarily be sufficient to offset the impact on our financial results of any revenue shortfall in near term quarterly periods and additional steps may be required.

Critical Accounting Policies

Our critical accounting policies are described in our prospectus dated August 5, 2015 on file with the SEC relating to our Registration Statement on Form S-4 (File No. 333-197719). There have been no material changes, updates or revisions to our critical accounting policies.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), Interest-Imputation of Interest (Subtopic 835-30) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in Deferred financing costs and other assets on our consolidated balance sheets. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under ASU 2014-08, a disposal of a part of an organization that has (or will have) a major effect on its operations and financial results is a discontinued operation. ASU 2014-08 will apply prospectively for all disposals or components of our business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial position or results of operations, although the impact will depend on the extent of any future discontinued operations.

Results of Continuing Operations

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Net revenues

	For the Three Months Ended June 30,				Change
(in millions, except percentages)	2015	% of Total	2014	% of Total	$	%
Net revenues:
Clinical	$233.6	47.5%	$218.2	48.4%	$15.4	7.1%
Commercial	258.6	52.5%	232.8	51.6%	25.8	11.1%
Inter-segment eliminations	(2.8)	—	(1.4)	—	(1.4)	—

Net revenues	$489.4	100.0%	$449.6	100.0%	$39.8	8.9%

Net revenues increased approximately $39.8 million to $489.4 million for the three months ended June 30, 2015, an increase of 8.9% from $449.6 million for the three months ended June 30, 2014, due to an increase in net revenues in our Clinical and Commercial segments. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $13.5 million in net revenues for the three months ended June 30, 2015.

Clinical net revenues were $233.6 million for the three months ended June 30, 2015 compared to $218.2 million for the three months ended June 30, 2014. This is primarily attributed to increases in the full service business, partially offset by a decrease in our strategic resourcing business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $9.2 million in net revenues for the three months ended June 30, 2015.

Commercial net revenues increased approximately $25.8 million, or 11.1%, to $258.6 million for the three months ended June 30, 2015 from $232.8 million for the three months ended June 30, 2014. The increase primarily reflects growth in our selling solution services business from new project wins, partially offset by a decrease in our patient outcomes business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $4.3 million in net revenues for the three months ended June 30, 2015.

Cost of revenues

	For the Three Months Ended June 30,				Change		Gross Margin
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%	2015	2014
Cost of revenues:
Clinical	$148.4	63.5%	$140.0	64.2%	$8.4	6.0%	36.5%	35.8%
Commercial	172.1	66.6%	153.8	66.1%	18.3	11.9%	33.4%	33.9%
Inter-segment eliminations	(2.1)	—	(1.1)	—	(1.0)	—	—	—

Cost of revenues	$318.4	65.1%	$292.7	65.1%	$25.7	8.8%	34.9%	34.9%

Cost of revenues increased $25.7 million, or 8.8%, to $318.4 million for the three months ended June 30, 2015 from $292.7 million for the three months ended June 30, 2014, due to increases in our Clinical and Commercial segments. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin was 34.9% for the three months ended June 30, 2015 and 2014.

Clinical cost of revenues increased $8.4 million, or 6.0%, to $148.4 million for the three months ended June 30, 2015 from $140.0 million for the three months ended June 30, 2014. Gross margin increased to 36.5% compared to 35.8% for the three months ended June 30, 2014 due primarily to the higher volume in our full service business.

Commercial cost of revenues increased $18.3 million, or 11.9%, to $172.1 million for the three months ended June 30, 2015 from $153.8 million for the three months ended June 30, 2014. The increase is primarily due to higher volume of revenue activity in our selling solution services business, partially offset by decreases in our patient outcomes and communications businesses. Gross margin decreased to 33.4% for the three months ended June 30, 2015 from 33.9% for the three months ended June 30, 2014 largely as a result of services mix.

Selling, General and Administrative (SG&A)

	For the Three Months Ended June 30,				Change
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%
SG&A:
Clinical	$67.6	28.9%	$74.7	34.2%	$(7.1)	(9.5%)
Commercial	60.9	23.5%	62.7	26.9%	(1.8)	(2.9%)
Corporate and other	12.9	2.6%	7.8	1.7%	5.1	65.4%

Total SG&A	$141.4	28.9%	$145.2	32.3%	$(3.8)	(2.6%)

SG&A expenses decreased $3.8 million, or 2.6%, to $141.4 million for the three months ended June 30, 2015 from $145.2 million for the three months ended June 30, 2014, due to decreases in our Clinical and Commercial segment SG&A expenses, offset partially by an increase in SG&A in our Corporate and other.

Clinical SG&A expense decreased $7.1 million, or 9.5%, to $67.6 million for the three months ended June 30, 2015 from $74.7 million for the three months ended June 30, 2014. The decrease is primarily due to less depreciation and amortization, lower compensation and severance costs, and savings from facility optimization.

Commercial SG&A expense decreased $1.8 million, or 2.9%, to $60.9 million for the three months ended June 30, 2015 from $62.7 million for the three months ended June 30, 2014. The decrease in SG&A for our Commercial segment is primarily due to lower compensation related costs.

Corporate and other SG&A expense increased $5.1 million, or 65.4%, to $12.9 million for the three months ended June 30, 2015 from $7.8 million for the three months ended June 30, 2014. The increase is primarily due to higher compensation related costs, offset partially by a decrease in professional service fees.

Interest Expense, Net

	For the Three Months Ended June 30,
(in millions)	2015	2014
Interest expense, net	$57.1	$53.2

Interest expense, net increased $3.9 million to $57.1 million for the three months ended June 30, 2015 from $53.2 million for the three months ended June 30, 2014. The higher interest expense reflects both a higher average debt balance and higher average interest rates for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as a result of the August 15, 2014 exchange offer. Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $4.7 million and $4.8 million, for the three months ended June 30, 2015 and 2014, respectively, and penalty interest on the Senior Notes of $0.9 million and $2.1 million, for the three months ended June 30, 2015 and 2014, respectively.

(Provision) Benefit for Income Taxes

	For the Three Months Ended June 30,
(in millions except percentages)	2015	Effective Tax Rate	2014	Effective Tax Rate
(Provision) benefit for income taxes	$(2.7)	(10.0%)	$(5.8)	(13.8%)

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (10.0%) and (13.8%) for the three months ended June 30, 2015 and 2014, respectively. The income tax provision for the three months ended June 30, 2015 and 2014 reflects that we (i) continue to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) record a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incur taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

We provide for a valuation allowance to reduce deferred tax assets to their estimated realizable value if, based on the weight of all available evidence, it is not more likely than not that a portion or all of the deferred tax assets will be realized. We do not expect to record significant tax benefits on future domestic net operating losses until circumstances justify the recognition of such benefits.

As a result of the domestic valuation allowance, taxable temporary differences from the amortization of goodwill and indefinite-lived intangible assets are expected to result in $7.7 million of income tax expense for 2015, and are reflected in our estimated domestic annual effective tax rate. Goodwill and indefinite-lived intangible assets are amortized for income tax purposes, but not for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. We will record tax expense related to the amortization of our tax deductible goodwill and indefinite-lived intangible assets during those future periods for which we maintain domestic valuation allowances, or until our estimated unamortized balance of $134.7 million at December 31, 2015 is fully amortized for tax purposes.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Net revenues

	For the Six Months Ended June 30,				Change
(in millions, except percentages)	2015	% of Total	2014	% of Total	$	%
Net revenues:
Clinical	$453.3	47.9%	$433.0	49.5%	$20.3	4.7%
Commercial	492.7	52.1%	441.5	50.5%	51.2	11.6%
Inter-segment eliminations	(5.6)	—	(3.1)	—	(2.5)	—

Net revenues	$940.4	100.0%	$871.4	100.0%	$69.0	7.9%

Net revenues increased approximately $69.0 million to $940.4 million for the six months ended June 30, 2015, an increase of 7.9% from $871.4 million for the six months ended June 30, 2014, due to an increase in net revenues in our Clinical and Commercial segments. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $25.7 million in net revenues for the six months ended June 30, 2015.

Clinical net revenues were $453.3 million for the six months ended June 30, 2015 compared to $433.0 million for the six months ended June 30, 2014. This is primarily attributed to increases in the full service business, partially offset by a decrease in our strategic resourcing business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $17.4 million in net revenues for the six months ended June 30, 2015.

Commercial net revenues increased approximately $51.2 million, or 11.6%, to $492.7 million for the six months ended June 30, 2015 from $441.5 million for the six months ended June 30, 2014. The increase primarily reflects growth in our selling solution services business from new project wins, partially offset by a decrease in our patient outcomes business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $8.3 million in net revenues for the six months ended June 30, 2015.

Cost of revenues

	For the Six Months Ended June 30,				Change		Gross Margin
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%	2015	2014
Cost of revenues:
Clinical	$286.9	63.3%	$279.1	64.5%	$7.8	2.8%	36.7%	35.5%
Commercial	326.8	66.3%	290.5	65.8%	36.3	12.5%	33.7%	34.2%
Inter-segment eliminations	(4.1)	—	(2.6)	—	(1.5)	—	—	—

Cost of revenues	$609.6	64.8%	$567.0	65.1%	$42.6	7.5%	35.2%	34.9%

Cost of revenues increased $42.6 million, or 7.5%, to $609.6 million for the six months ended June 30, 2015 from $567.0 million for the six months ended June 30, 2014, due to increases in our Clinical and Commercial segments. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin increased to 35.2% for the six months ended June 30, 2015 compared to 34.9% in 2014.

Clinical cost of revenues increased $7.8 million, or 2.8%, to $286.9 million for the six months ended June 30, 2015 from $279.1 million for the six months ended June 30, 2014. Gross margin increased to 36.7% compared to 35.5% for the six months ended June 30, 2014 due primarily to the higher volume in our full service business.

Commercial cost of revenues increased $36.3 million, or 12.5%, to $326.8 million for the six months ended June 30, 2015 from $290.5 million for the six months ended June 30, 2014. The increase is primarily due to higher volume of revenue activity in our selling solution services business, partially offset by decreases in our patient outcomes and communications businesses. Gross margin decreased to 33.7% for the six months ended June 30, 2015 from 34.2% for the six months ended June 30, 2014 largely due to services mix.

Selling, General and Administrative (SG&A)

	For the Six Months Ended June 30,				Change
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%
SG&A:
Clinical	$134.1	29.6%	$146.2	33.8%	$(12.1)	(8.3%)
Commercial	125.3	25.4%	122.8	27.8%	2.5	2.0%
Corporate and other	24.2	2.6%	15.3	1.8%	8.9	58.2%

Total SG&A	$283.6	30.2%	$284.3	32.6%	$(0.7)	(0.2%)

SG&A expenses decreased $0.7 million, or 0.2%, to $283.6 million for the six months ended June 30, 2015 from $284.3 million for the six months ended June 30, 2014, due to decreases in our Clinical segment SG&A expenses, offset partially by an increase in SG&A in our Commercial segment and Corporate and other.

Clinical SG&A expense decreased $12.1 million, or 8.3%, to $134.1 million for the six months ended June 30, 2015 from $146.2 million for the six months ended June 30, 2014. The decrease is primarily due to lower depreciation and amortization, savings from facility optimization and lower severance costs, partially offset by an increase in information technology investments.

Commercial SG&A expense increased $2.5 million, or 2.0%, to $125.3 million for the six months ended June 30, 2015 from $122.8 million for the six months ended June 30, 2014. The increase in SG&A for our Commercial segment is primarily due to the impact of currency fluctuations on transactions denominated in nonfunctional currencies.

Corporate and other SG&A expense increased $8.9 million, or 58.2%, to $24.2 million for the six months ended June 30, 2015 from $15.3 million for the six months ended June 30, 2014. The increase is primarily due to higher compensation related costs.

Interest Expense, Net

	For the Six Months Ended June 30,
(in millions)	2015	2014
Interest expense, net	$113.6	$105.7

Interest expense, net increased $7.9 million to $113.6 million for the six months ended June 30, 2015 from $105.7 million for the six months ended June 30, 2014. The higher interest expense reflects both a higher average debt balance and higher average interest rates for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of the August 15, 2014 exchange offer. Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $9.5 million and $9.3 million, for the six months ended June 30, 2015 and 2014, respectively, and penalty interest on the Senior Notes of $1.8 million and $4.2 million, for the six months ended June 30, 2015 and 2014, respectively.

(Provision) Benefit for Income Taxes

	For the Six Months Ended June 30,
(in millions except percentages)	2015	Effective Tax Rate	2014	Effective Tax Rate
(Provision) benefit for income taxes	$(7.3)	(10.9%)	$(7.7)	(9.0%)

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (10.9%) and (9.0%) for the six months ended June 30, 2015 and 2014, respectively. The income tax provision for the six months ended June 30, 2015 and 2014 reflects that we (i) continue to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) record a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incur taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

We provide for a valuation allowance to reduce deferred tax assets to their estimated realizable value if, based on the weight of all available evidence, it is not more likely than not that a portion or all of the deferred tax assets will be realized. We do not expect to record significant tax benefits on future domestic net operating losses until circumstances justify the recognition of such benefits.

As a result of the domestic valuation allowance, taxable temporary differences from the amortization of goodwill and indefinite-lived intangible assets are expected to result in $7.7 million of income tax expense for 2015, and are reflected in our estimated domestic annual effective tax rate. Goodwill and indefinite-lived intangible assets are amortized for income tax purposes, but not for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. We will record tax expense related to the amortization of our tax deductible goodwill and indefinite-lived intangible assets during those future periods for which we maintain domestic valuation allowances, or until our estimated unamortized balance of $134.7 million at December 31, 2015 is fully amortized for tax purposes.

Financial Condition, Liquidity and Capital Resources

We finance our operations, growth and business acquisitions with cash flow from operations and borrowings under our credit facilities. Investing activities primarily reflect the costs of acquisitions and capital expenditures. As of June 30, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $51.6 million and $57.1 million, respectively. As of June 30, 2015, approximately $16.6 million is held by non U.S. subsidiaries and may be remitted without materially impacting future tax provisions.

Net Financial Liabilities, as shown below:

(in millions)	June 30, 2015	December 31, 2014
Financial assets:
Cash and cash equivalents	$51.6	$57.1
Restricted cash	2.0	1.7

Total financial assets	53.6	58.8
Financial liabilities:
Current portion of capital leases and other financing arrangements	17.0	16.3
Long-term portion of Term Loan Facility	575.3	575.3
Senior Secured Notes	625.4	625.5
ABL Facility	—	—
Junior Lien Secured Notes	531.6	500.3
Senior Notes	371.0	370.1
Long-term portion of capital leases	31.5	29.3

Total debt	2,151.8	2,116.8

Net financial liabilities	$(2,098.2)	$(2,058.0)

Cash Flows

	For the Six Months Ended June 30,
	2015	2014
Cash provided by (used in) continuing operations:
Operating activities	$24.8	$(62.4)
Investing activities	(13.0)	(13.6)
Financing activities	(17.5)	(2.2)

For the Six Months Ended June 30, 2015 versus 2014

Cash provided by operating activities from continuing operations was $24.8 million for the six months ended June 30, 2015, compared to cash used in operating activities from continuing operations of $62.4 million for the six months ended June 30, 2014. The increase in cash provided by operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a reduction in cash paid for interest, growth in the business and timing of cash flows associated with certain accruals and other liabilities.

Cash used in investing activities was $13.0 million for the six months ended June 30, 2015 compared to $13.6 million for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, the primary use of cash related to our purchase of property and equipment, partially offset by proceeds from our fleet vehicle sales.

Cash used in financing activities was $17.5 million for the six months ended June 30, 2015, compared to $2.2 million for the six months ended June 30, 2014. Cash used for the six months ended June 30, 2015 primarily reflects payments on our capital lease obligations and other financing arrangements and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash used for the six months ended June 30, 2014 primarily reflects payments on our capital lease obligations and other financing arrangements and partial settlement of an installment note related to our 2011 Campbell acquisition, partially offset by the net borrowings under our ABL Facility.

Long-term Debt and Credit Facility

At June 30, 2015, we had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans. We had $625.0 million outstanding under the Senior Secured Notes, excluding $0.4 million of unamortized premium received on issuance, and there were no outstanding borrowings under the ABL Facility. We also had $531.6 million outstanding under the Junior Lien Secured Notes (as defined below), net of the $5.8 million original issuance discount (“OID”) that is to be accreted over the remaining term, and $371.0 million outstanding under the Senior Notes, net of the $5.3 million OID that is to be accreted over the remaining term. In addition, we had capitalized leases and other financing arrangements of $48.5 million outstanding as of June 30, 2015.

On August 15, 2014, we consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of our 10% Senior Notes due 2018 in which we issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of our 10% Senior Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. We paid interest on the Junior Lien Secured Notes for the period commencing August 15, 2014 in PIK interest and elected to pay interest for the period commencing February 15, 2015 in PIK Interest. In addition, the Company elected to pay interest for the period commencing August 15, 2015 in PIK Interest.

The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum and a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). As of June 30, 2015, we accrued 12% interest on the Junior Lien Secured Notes, which is included in other non-current liabilities as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes. On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25 million of Junior Lien Secured Notes and $26.3 million of our 10% Senior Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of 10% Senior Notes due 2018 were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 we issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of our 10% Senior Notes due 2018 as consideration for such holders’ agreement to tender the 10% Senior Notes due 2018 held by them into the Junior Lien Notes Exchange Offer. In connection with the Junior Lien Notes Exchange Offer, our term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment and the issuance of the Backstop Consideration and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans. There was no net change in the outstanding principal balance of the term loans as a result of the modified terms.

Senior Secured Credit Facilities

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of our and our domestic subsidiaries’ assets on par with the lien granted to the holders of our Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility. Amounts borrowed under the Senior Secured Credit Facilities are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii) 1.50%. As noted above, on July 28, 2014, we amended the Senior Secured Credit Facilities to extend the maturity date of the B1-2 loans to May 2018 from August 2016 by replacing the B1-2 loans with new B4 loans. All of our outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of June 30, 2015 and December 31, 2014, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. As of June 30, 2015 and December 31, 2014, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.

Asset Based Revolving Credit Facility

On August 16, 2013, we, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility (the “ABL Facility”) which replaced the revolving credit facility that was previously part of the Senior Credit Facilities.

Our Asset Based Revolving Credit Facility (the “ABL Facility”) contains customary covenants and restrictions on our and our subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions and acquisitions. The ABL Facility requires us to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, accounting for the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given our available borrowing capacity as of June 30, 2015. All obligations under the ABL Facility are secured by our wholly owned domestic subsidiaries (with certain agreed upon exceptions) and secured by a first priority lien on our and such domestic subsidiaries’ current assets and a second priority lien on all of our and such domestic subsidiaries’ other assets. The credit agreement governing our ABL Facility also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. We periodically borrow from the ABL facility to finance our temporary working capital needs. As of June 30, 2015, we had no outstanding borrowings under our ABL Facility, approximately $18.7 million in letters of credit outstanding against the ABL Facility and we would have been able to borrow up to an additional $131.3 million.

Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing. The applicable margin percentage for asset based revolving loans is a percentage per annum and range from 1.0% to 1.5% for base rate loans or 2.0% to 2.5% for Eurodollar rate loans. The applicable margin percentage with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability. As of June 30, 2015, the interest rate applicable to any outstanding borrowings under the ABL Facility was 4.25%.

We are also required to pay an unused line fee to the lenders under the ABL Facility on the committed but unutilized balance of the facility at a rate of 0.25% or 0.375% per annum, depending on utilization.

9% Senior Secured Notes due 2018

On December 13, 2013, we issued an additional $25 million of aggregate principal amount of 9.0% Senior Secured Notes due 2018. The additional notes were issued at a 2.5% premium, have the same terms and are treated as single series with the previously issued $600 million Senior Secured Notes.

Our $625.0 million Senior Secured Notes (reflected as $625.4 million inclusive of original issuance premium at June 30, 2015) bear interest at a rate of 9.0% per annum and mature on January 15, 2018. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Secured Notes are secured by a senior lien on all assets of the Company and its domestic subsidiaries on par with the lien granted pursuant to the Senior Secured Credit Facilities and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility. The Senior Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated secured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. We are not obligated to file a registration statement related to the Senior Secured Notes.

10%/12% Junior Lien Secured Notes due 2018

In August 2014, we issued $507.0 million aggregate principal amount of our Junior Lien Secured Notes (reflected as $531.6 million net of OID at June 30, 2015). Our Junior Lien Secured Notes bear interest at a cash rate of 10% per annum and a PIK rate of 12% per annum and mature on August 15, 2018. Interest on the Junior Lien Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year. We may elect to pay interest by increasing the amount of the Junior Lien Secured Notes by issuing additional Junior Lien Secured Notes for six interest payment periods in the aggregate. The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by our assets and the assets of our subsidiary guarantors that secure the obligations under our Senior Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payments with all of our and the guarantors’ existing and future unsubordinated indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. We are not obligated to file a registration statement related to the Junior Lien Secured Notes.

10% Senior Notes due 2018

As a result of the Junior Lien Notes Exchange Offer and the New Money Investment, we had $376.3 million in Senior Notes (reflected as $371.0 million net of OID) outstanding as of June 30, 2015. The Senior Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Notes are guaranteed, on an unsecured senior basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. The Senior Notes are our and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated unsecured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any.

We entered into registration rights agreements in connection with the issuances of the Senior Notes. Under the registration rights agreement with respect to the notes issued on August 4, 2010 in connection with the August 2010 Merger, we agreed to use reasonable best efforts to file a registration statement related to the exchange of such notes for exchange notes with the SEC on or prior to the 270th day after August 4, 2010, to cause such registration statement to become effective under the Securities Act on or prior to the earlier of the 90th day following such filing or the 360th day after August 4, 2010, and to consummate the exchange offer on or prior to the 30th day after effectiveness. The registration rights agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.00% per annum. The registration rights agreements with respect to the additional notes issued on June 10, 2011 and July 13, 2011 contain similar requirements. The Company registered the Senior Notes on August 5, 2015 with the Securities and Exchange Commission. As a result of such registration, the obligation to pay additional interest on the principal amounts of the notes will cease in accordance with the terms of the registration rights agreement.

International Facility

On July 1, 2015 one of our indirect subsidiaries in the United Kingdom entered into an asset-based lending facility for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its lending facilities in the U.S. This new facility will be used to enhance international cash management.

Non-Guarantor Subsidiaries

Our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Notes are not guaranteed by certain of our subsidiaries, including all of our non-U.S. subsidiaries or non-wholly owned subsidiaries. Accordingly, claims of holders of the notes and lenders under our Senior Secured Credit Facilities will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of our indebtedness. For supplemental financial information relating to our guarantor subsidiaries and non-guarantor subsidiaries, see Note 15 to the Consolidated Financial Statements provided herewith.

Anticipated Cash Requirements

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients, if the level of contract cancellations increased, or if contract delays lengthen or increase, our revenue and cash flow would be adversely affected. We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing under terms acceptable to us, as a result of our outstanding borrowings. In addition, the interest rates on our Senior Secured Credit Facilities are based on variable market indices, which are subject to a floor. As a result, the amount of interest payable on the Senior Secured Credit Facilities may increase if market interest rates increase above such floor. Interest rates on the ABL Facility are also based on variable market indices. Changes to these market indices will increase or decrease the amount of interest payable on the ABL Facility.

At June 30, 2015, we had cash and cash equivalents of $51.6 million and $131.3 million of unused availability under our ABL Facility to fund our general working capital needs. However, we cannot provide assurance that these sources of liquidity will be sufficient to fund all internal needs, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

We and our subsidiaries, affiliates and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including our outstanding notes) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that our current cash and equivalents, along with cash that will be provided by future operations and available credit under the Senior Secured Credit Facilities and the ABL Facility will be sufficient to fund our current operating requirements over the following twelve months.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Long-Term Debt Exposure

We will incur variable interest expense with respect to the loans under our Senior Secured Facilities and outstanding borrowings under our ABL Facility. Based on our variable rate debt outstanding at June 30, 2015, a hypothetical increase or decrease of 10% of current market rates would not have an effect on our interest expense since market rates are sufficiently below the minimum interest rate level we are required to pay pursuant to our Credit Agreement (i.e., 1.5% Eurodollar floor) and there are no outstanding borrowings under our ABL Facility.

Foreign Currency Exchange Rate Exposure

Our international expansion has resulted in increased foreign exchange rate exposure and we may become more susceptible to foreign currency exchange rate exposure as we continue to expand our international operations. We may enter into forward exchange contracts to mitigate this variability.

The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At June 30, 2015, the accumulated other comprehensive loss related to foreign currency translations was approximately $28.5 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended June 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are party to legal proceedings incidental to our business. While the outcome of these matters could differ from management’s expectations, we do not believe that the resolution of these matters is reasonably likely to have a material adverse effect to our financial statements.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the “Risk Factors” in our prospectus dated August 5, 2015 on file with the SEC relating to our Registration Statement on Form S-4 (File No. 333-197719). There have been no significant changes from the risk factors previously disclosed in our Registration Statement on Form S-4/A (File No. 333-197719).

Item 4. Mine Safety Disclosures

None.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on August 14, 2015.

INVENTIV HEALTH, INC.

By:	/s/ Jonathan E. Bicknell
Jonathan E. Bicknell
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholder’s Deficit, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.