Form 10-Q
period 2015-09-30
INVENTIV HEALTH INC
filed 2015-11-13
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Number of shares of the registrant’s Common Stock outstanding at November 6, 2015: 1,000

INVENTIV HEALTH, INC.

FORM 10-Q

PART I. Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$80,006	$57,059
Restricted cash	1,972	1,717
Accounts receivable, net of allowances for doubtful accounts of $4,764 and $4,143 at September 30, 2015 and December 31, 2014, respectively	308,048	302,847
Unbilled services	240,017	179,036
Prepaid expenses and other current assets	43,639	38,225
Income tax receivable	1,517	1,363
Current deferred tax assets	7,782	7,512

Total current assets	682,981	587,759
Property and equipment, net	129,770	121,859
Goodwill	930,026	931,787
Intangible assets, net	379,786	417,824
Non-current deferred tax assets	3,824	3,944
Deferred financing costs and other assets	79,346	91,262

Total assets	$2,205,733	$2,154,435

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$19,390	$16,265
Accrued payroll, accounts payable and accrued expenses	318,908	286,613
Income taxes payable	2,800	1,209
Deferred revenue and client advances	229,485	199,130

Total current liabilities	570,583	503,217
Capital lease obligations, net of current portion	36,007	29,324
Long-term debt, net of current portion	2,136,468	2,071,232
Non-current income tax liability	6,752	6,461
Deferred tax liability	84,575	77,232
Other non-current liabilities	70,581	80,756

Total liabilities	2,904,966	2,768,222

Commitments and contingencies (Note 8)
inVentiv Health, Inc. stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in-capital	572,010	569,863
Accumulated deficit	(1,239,672)	(1,157,668)
Accumulated other comprehensive loss	(32,994)	(27,377)

Total inVentiv Health, Inc. stockholder’s deficit	(700,655)	(615,181)
Noncontrolling interest	1,422	1,394

Total stockholder’s deficit	(699,233)	(613,787)

Total liabilities and stockholder’s deficit	$2,205,733	$2,154,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$521,410	$462,391	$1,461,804	$1,333,765
Reimbursed out-of-pocket expenses	87,931	62,460	238,331	182,815

Total revenues	609,341	524,851	1,700,135	1,516,580

Operating expenses:
Cost of revenues	336,753	302,389	946,320	869,359
Reimbursable out-of-pocket expenses	87,931	62,460	238,331	182,815
Selling, general and administrative expenses	140,738	140,853	424,375	425,189

Total operating expenses	565,422	505,702	1,609,026	1,477,363

Operating income (loss)	43,919	19,149	91,109	39,217
Loss on extinguishment of debt and refinancing costs	—	(10,062)	—	(10,062)
Interest expense	(57,330)	(55,059)	(170,935)	(160,965)
Interest income	36	71	58	293
Other income	11,318	—	11,318	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(2,057)	(45,901)	(68,450)	(131,517)
Income tax (provision) benefit	(4,395)	(2,281)	(11,661)	(9,979)

Income (loss) before income (loss) from equity investments	(6,452)	(48,182)	(80,111)	(141,496)
Income (loss) from equity investments	2	(34)	(1,289)	(270)

Income (loss) from continuing operations	(6,450)	(48,216)	(81,400)	(141,766)
Net income (loss) from discontinued operations, net of tax	—	—	—	(8,163)

Net income (loss)	(6,450)	(48,216)	(81,400)	(149,929)
Less: Net (income) loss attributable to the noncontrolling interest	(238)	(9)	(604)	(529)

Net income (loss) attributable to inVentiv Health, Inc.	$(6,688)	$(48,225)	$(82,004)	$(150,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(6,450)	$(48,216)	$(81,400)	$(149,929)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,390)	(11,274)	(5,617)	(8,584)

Total other comprehensive income (loss)	(4,390)	(11,274)	(5,617)	(8,584)

Total comprehensive income (loss).	(10,840)	(59,490)	(87,017)	(158,513)

Less: Comprehensive (income) loss attributable to the noncontrolling interest	(238)	(9)	(604)	(529)

Comprehensive income (loss) attributable to inVentiv Health, Inc.	$(11,078)	$(59,499)	$(87,621)	$(159,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(in thousands)

(unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance at December 31, 2014	1	$1	$569,863	$(1,157,668)	$(27,377)	$1,394	$(613,787)
Net income (loss)	—	—	—	(82,004)	—	604	(81,400)
Foreign currency translation adjustment	—	—	—	—	(5,617)	—	(5,617)
Stock-based compensation expense	—	—	2,147	—	—	—	2,147
Distributions to noncontrolling interest	—	—	—	—	—	(576)	(576)

Balance at September 30, 2015	1	$1	$572,010	$(1,239,672)	$(32,994)	$1,422	$(699,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(81,400)	$(149,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	—	8,163
Depreciation	34,838	29,191
Amortization of intangible assets	37,698	50,946
Amortization of deferred financing costs and original issue discount/premium	14,254	14,049
Payment-in-kind interest expense	48,418	7,774
Gain on sale of business	(11,318)	—
(Gain) loss on sale of vehicles	(210)	(636)
Stock-based compensation expense	2,147	422
Loss on extinguishment of debt	—	3,537
Deferred taxes	7,069	6,696
Other non-cash adjustments	1,370	32
Changes in assets and liabilities, net
Accounts receivable, net	(12,316)	(13,280)
Unbilled services	(63,057)	(32,505)
Prepaid expenses and other current assets	(3,649)	283
Accrued payroll, accounts payable and accrued expenses	40,216	(16,527)
Net change in income tax receivable and non-current income tax liability	1,837	4,661
Deferred revenue and client advances	40,765	11,014
Other, net	(3,344)	(2,737)

Net cash provided by (used in) continuing operations	53,318	(78,846)
Net cash provided by (used in) discontinued operations	—	(7,435)

Net cash provided by (used in) operating activities	53,318	(86,281)

Cash flows from investing activities:
Purchases of property and equipment	(28,619)	(24,250)
Proceeds from sale of business	10,691	—
Proceeds from vehicle sales	6,413	3,785
Proceeds from life insurance distribution	1,800	—
Return of (disbursements for) investments	224	(2,625)
Other, net	4,983	3,206

Net cash provided by (used in) investing activities	(4,508)	(19,884)

Cash flows from financing activities:
Repayments on capital leases	(20,174)	(12,205)
Borrowings under line of credit	153,000	262,000
Repayment on line of credit	(153,000)	(262,000)
Payment on installment note related to acquisition	(1,750)	(1,500)
Proceeds from issuances of debt	—	50,000
Payment of debt issuance costs	(324)	(2,319)
Repayment of other financing arrangements	(2,527)	(3,525)
Other, net	(929)	(430)

Net cash provided by (used in) financing activities	(25,704)	30,021

Effects of foreign currency exchange rate changes on cash	(159)	(5,291)

Net increase (decrease) in cash and cash equivalents	22,947	(81,435)
Cash and cash equivalents, beginning of period	57,059	116,227

Cash and cash equivalents, end of period	$80,006	$34,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,987	$153,749
Cash paid (refunded) for income taxes	2,200	(1,117)
Supplemental disclosure of non-cash activities:
Issuance of Junior Lien Secured Notes for backstop fees	—	7,000
Vehicles acquired through capital lease agreements, net of transfers	32,302	25,329
Accrued capital expenditures	2,094	3,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business

inVentiv Health, Inc. (“inVentiv”, or the “Company”) is a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. The Company is organized into two reportable business segments: Clinical and Commercial. The Company provides a broad range of clinical development and commercialization services that are critical to its clients’ ability to develop and successfully commercialize their products and services. The Company’s portfolio of services meets the varied needs of its clients, who are increasingly outsourcing both their clinical research and development activities, as well as their commercial activities. The Company serves more than 550 client organizations, including all of the 20 largest global pharmaceutical companies.

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

On August 31, 2015, the Company sold inVentiv Patient Access Solutions (“IPAS”), an entity within the Company’s Commercial segment, resulting in a gain on sale of $11.3 million, which was recorded in other income. IPAS had net revenues of $11.9 million and $11.8 million for the nine months ended September 30, 2015 and 2014, respectively. The disposal of IPAS did not result in a strategic shift that has or will have a material impact on the Company’s consolidated financial position or results of operations.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of inVentiv Health, Inc. and its wholly owned subsidiaries. In addition, the Company consolidates the accounts of its 60% owned subsidiary and reflects the minority interest as a noncontrolling interest classified in equity. The Company has both equity and cost method investments in securities of certain privately held entities. Investments accounted for under the equity method are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss. During the nine months ended September 30, 2015, the Company recognized a $1.3 million loss on dissolution of a joint venture accounted for under the equity method, which is included in income (loss) from equity investments. Investments accounted for under the cost method are recorded at the historical carrying value. The carrying value of both types of investments is recorded in deferred financing costs and other assets in the consolidated balance sheets and is immaterial. All intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the 2014 audited consolidated financial statements and notes included in our prospectus dated August 5, 2015 on file with the U.S. Securities and Exchange Commission (SEC) relating to our Registration Statement on Form S-4 (File No. 333-197719). The results reported in these condensed consolidated financial statements should not necessarily be viewed as indicative of the results that may be expected for the entire year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), Interest-Imputation of Interest (Subtopic 835-30) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in Deferred financing costs and other assets on the Company’s consolidated balance sheets. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15 to amend the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is currently evaluating the impact of adopting ASU 2015-03 and ASU 2015-15 on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition (“ASU 2014-09”). ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under ASU 2014-08, a disposal of a part of an organization that has (or will have) a major effect on its operations and financial results is a discontinued operation. ASU 2014-08 applies prospectively for all disposals or components of the Company’s business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial position or results of operations, although the impact will depend on the extent of any future discontinued operations.

4.	Discontinued Operations

In 2012, the Company adopted plans to sell its small non-core medical management business within the Commercial segment, and subsequently abandoned this business in the second quarter of 2014.

The following table sets forth the results of the discontinued operations (in thousands):

Nine Months Ended September 30, 2014
Net revenues	$3,254
Pre-tax income (loss) from discontinued operations	(8,163)
Income tax (provision) benefit from discontinued operations	—
Net income (loss) from discontinued operations	(8,163)

5.	Goodwill

The following table sets forth the carrying amount of goodwill as of September 30, 2015 and December 31, 2014 (in thousands):

	Clinical	Commercial	Total
Net goodwill at December 31, 2014	$382,316	$549,471	$931,787
Foreign currency translation	(79)	(1,682)	(1,761)

Net goodwill at September 30, 2015	$382,237	$547,789	$930,026

As of September 30, 2015 and December 31, 2014, the Company had accumulated goodwill impairment losses of $444.3 million.

6.	Intangible Assets

The following table sets forth the carrying amount of the Company’s intangible assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$404,042	$(153,228)	$250,814	$405,021	$(128,510)	$276,511
Technology	27,561	(26,515)	1,046	27,832	(23,442)	4,390
Tradenames subject to amortization	24,206	(20,128)	4,078	24,505	(18,513)	5,992
Backlog	95,015	(87,434)	7,581	95,015	(80,447)	14,568
Other	1,020	(555)	465	1,020	(465)	555

Total finite-lived intangible assets	551,844	(287,860)	263,984	553,393	(251,377)	302,016
Tradenames not subject to amortization	115,802	—	115,802	115,808	—	115,808

Total intangible assets	$667,646	$(287,860)	$379,786	$669,201	$(251,377)	$417,824

7.	Debt

The Company’s indebtedness is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Senior Secured Credit Facilities:
Term Loan Facility B3 loans, due 2018	$129,645	$129,645
Term Loan Facility B4 loans, due 2018	445,694	445,694
Senior Secured Notes, due 2018	625,392	625,489
ABL Facility	—	—
Junior Lien Secured Notes, due 2018	564,291	500,265
Senior Notes, due 2018	371,446	370,139
International Facility	—	—
Capital leases and other financing arrangements	55,397	45,589

Total borrowings	2,191,865	2,116,821
Less: current portion of capital leases and other financing arrangements	19,390	16,265

Total long-term borrowings, net of current portion	$2,172,475	$2,100,556

At September 30, 2015, the Company had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans. The Company had $625.0 million outstanding under the Senior Secured Notes, excluding $0.4 million of unamortized premium received on issuance, and there were no outstanding borrowings under the ABL Facility (as defined below). The Company also had $564.3 million outstanding under the Junior Lien Secured Notes (as defined below), net of the $5.4 million original issuance discount (“OID”) that is to be accreted over the remaining term, and $371.4 million outstanding under the Senior Notes, net of the $4.9 million OID that is to be accreted over the remaining term. In addition, the Company had capitalized leases and other financing arrangements of $55.4 million outstanding as of September 30, 2015.

On July 1, 2015 one of the Company’s indirect subsidiaries in the United Kingdom entered into an asset-based lending facility (“International Facility”) for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its lending facilities in the U.S. This new facility will be used to enhance international cash management. At September 30, 2015, the Company had no outstanding borrowings under the International Facility.

On August 15, 2014, the Company consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of its 10% Senior Notes due 2018 in which the Company issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of the Company’s 10% Senior Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum and a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). The Company paid interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014 and February 15, 2015 in PIK Interest and elected to pay interest for the period commencing August 15, 2015 in PIK Interest.

As of September 30, 2015, the Company accrued 12% interest on the Junior Lien Secured Notes related to the August 15, 2015 PIK Interest election, which is included in other non-current liabilities, as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes on the interest payment date. On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of 10% Senior Notes due 2018 were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 the Company issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of the Company’s 10% Senior Notes due 2018 as consideration for such holders’ agreement to tender the 10% Senior Notes due 2018 held by them into the Junior Lien Notes Exchange Offer.

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

On August 16, 2013, the Company, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility of up to $150.0 million (the “ABL Facility”), subject to borrowing base availability, which matures on August 16, 2018. Up to $35.0 million of the ABL Facility is available for the issuance of letters of credit. Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus .5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing. The applicable margin percentage for revolving loans is a percentage per annum and ranges from 1.0% to 1.5% for Base Rate loans or 2.0% to 2.5% for the Eurodollar rate loans. The applicable margin percentages with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability as defined in the credit agreement for the ABL Facility. As of September 30, 2015, the Company had no outstanding borrowings under its ABL facility and the interest rate applicable to any outstanding borrowings was 4.25% at September 30, 2015. The Company is required to pay an unused line fee on the committed but unutilized balance of the ABL Facility at a rate per annum of 0.25% or 0.375%, depending on utilization.

The ABL Facility contains customary covenants and restrictions on the Company and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions and acquisitions. The ABL Facility requires the Company to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, based on the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given the Company’s available borrowing capacity as of September 30, 2015. All obligations under the ABL Facility are secured by the Company’s domestic subsidiaries and secured by a first priority lien on current assets of the Company and its domestic subsidiaries and a second priority lien on all other assets of the Company and its domestic subsidiaries. The credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. As of September 30, 2015, the Company had no outstanding borrowings under the ABL Facility, approximately $18.4 million in letters of credit outstanding against the ABL Facility and would have been able to borrow up to an additional $131.6 million.

Cash Pooling

The Company and certain of its international subsidiaries participate in a notional cash pooling arrangement (“Cash Pool”) to help manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to set-off overdrafts to the bank against positive cash balances. Each subsidiary receives interest on the cash balances or pays interest on amounts owed. At September 30, 2015, the Company’s net cash position in the pool of $8.4 million, defined as the gross cash position in the pool of $100.3 million less borrowings of $91.9 million, is reflected as cash and cash equivalents in the condensed consolidated balance sheet.

Fair Value of Long-Term Debt

The carrying amounts and the estimated fair values of long-term debt as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term Loan Facility	$575,339	$572,463	$575,339	$571,024
Senior Secured Notes	625,392	644,154	625,489	637,217
Junior Lien Secured Notes	564,291	560,764	500,265	463,370
Senior Notes	371,446	358,910	370,139	322,569

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

On October 31, 2013, Cel-Sci Corporation (Cel-Sci) (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of our subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seeks at least $2 million in damages and $20 million in other equitable remedies. A hearing is set for the first half of 2016. No assessment can be made at this time as to the likely outcome of this matter.

Other Matters

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, taking into account the advice of legal counsel, no matters outstanding as of September 30, 2015 arising out of the conduct of the Company’s business are likely to have a material effect to the Company on an individual or aggregate basis.

9.	Concentration of Credit Risk

The Company’s receivables are concentrated with major pharmaceutical companies. Credit risk is managed through the monitoring of exposures with the Company’s customers. The Company does not require collateral or other security to support customer receivables. For the three months ended September 30, 2015, one customer accounted for approximately 11% of the Company’s consolidated net revenues. No customer accounted for 10% or more of the Company’s consolidated net revenues for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, one customer accounted for approximately 11% of the Company’s consolidated net revenues. As of September 30, 2015, no customer accounted for 10% or more of the Company’s consolidated accounts receivable.

10.	Common Stock and Stock Incentive Plans

On July 2, 2015 the Company’s Board of Directors approved the grant of new option awards to eligible employees in exchange for certain outstanding restricted stock units granted under the Group Holdings’ equity incentive plan, on a one-for-one basis. Thirty-five percent of the options in the new award vest upon the passage of time and completion of a service requirement and sixty-five percent vests based upon achievement of certain specified performance targets and completion of a service requirement. Approximately 156,106 of the outstanding restricted stock units were exchanged in the program. The Company recognizes the fair value of the new option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

11.	Termination Benefits and Other Cost Reduction Actions

The Company undertook certain cost containment measures in an effort to better align operating costs with market and business conditions. Expenses related to these actions, which include real estate consolidations, elimination of redundant functions and employees, were summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee severance and related costs	$4,117	$1,976	$10,241	$8,947
Facilities-related costs	601	123	932	3,797

Total	$4,718	$2,099	$11,173	$12,744

For the three and nine months ended September 30, 2015 restructuring costs of $1.2 million and $4.2 million have been included in cost of revenues and $3.5 million and $7.0 million have been included in selling, general and administrative expenses (“SG&A expenses”), respectively. For the three and nine months ended September 30, 2014 restructuring costs of $1.2 million and $2.5 million have been included in cost of revenues and $0.9 million and $10.2 million have been included in SG&A expenses, respectively.

The following table summarizes the Company’s restructuring reserve as of September 30, 2015 and December 31, 2014 (in thousands):

	Balance at December 31, 2014	Net Costs	Cash Payments	Balance at September 30, 2015
Employee severance and related costs	$5,145	$10,241	$(10,291)	$5,095
Facilities-related charges	7,098	932	(4,846)	3,184

Total	$12,243	$11,173	$(15,137)	$8,279

The Company expects that severance payments accrued at September 30, 2015 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease term of the exited facilities through 2019.

The net costs in the table above exclude non-cash charges of approximately $0.5 million for the nine months ended September 30, 2015 related to abandoned assets at certain facilities.

12.	Income Taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was approximately (213.7%) and (5.0%) for the three months ended September 30, 2015 and 2014, respectively, and (17.0%) and (7.6%) for the nine months ended September 30, 2015 and 2014, respectively. The income tax provision for the three and nine months ended September 30, 2015 and 2014 reflects that the Company (i) continues to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) records a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incurs taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

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

13.	Related Parties

Management Arrangements

Upon completion of the August 2010 Merger, the Company entered into a management agreement (“THL Management Agreement”) with THL Managers VI, LLC (“THL Managers”), in which THL Managers agreed to provide management services to the Company. Pursuant to the THL Management Agreement, THL Managers will receive an aggregate annual management fee in an amount per year equal to the greater of (a) $2.5 million or (b) 1.5% of EBITDA, as defined. In addition, the Company will reimburse out-of-pocket expenses incurred by THL Managers. The Company recognized $0.7 million in management fees for each of the three months ended September 30, 2015 and 2014, and $2.1 million for each of the nine months ended September 30, 2015 and 2014.

Upon completion of the August 2010 Merger, the Company entered into a management agreement with Liberty Lane, in which Liberty Lane agreed to provide management services to the Company. Mr. Meister, the Company’s former Chief Executive Officer, is affiliated with Liberty Lane. Pursuant to the agreement, Liberty Lane or its affiliates received an aggregate annual management fee in an amount per year equal to $1.0 million. On December 5, 2012, the agreement was amended to lower the per year management fee to $0.8 million beginning January 1, 2013. The agreement was terminated in the second quarter of 2015 with an effective date of September 24, 2014 to reflect Mr. Meister’s resignation as Chief Executive Officer. The Company incurred management fees of $0.2 million and $0.6 million for the three and nine months ended September 30, 2014.

Commercial Transactions

There were four entities for the three and nine months ended September 30, 2015 and 2014 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company. The services included facilities management, audio conferencing and information technology services. The fees for these services were $1.2 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in and became a director of an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period. The services were provided for fees of $0.2 million for the three months ended September 30, 2014, and $1.8 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Debt Instruments

Affiliates of Thomas H. Lee Partners, L.P., Liberty Lane and Blane Walter purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Notes due 2018 for a total consideration of $50.0 million as described in Note 7.

14.	Fair Value Measurements

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

The Company’s contingent consideration obligations are the only instruments measured at fair value on a recurring basis. The contingent consideration is determined based upon significant inputs not observable in the market, including the fair value and the Company’s best estimate as to the probable timing and amount of settlement. As of September 30, 2015, the contingent consideration obligations had an aggregate fair value of $1.4 million, which is included in accrued expenses and other non-current liabilities, resulting in a $0.4 million adjustment to decrease earnings for the nine months ended September 30, 2015, respectively.

15.	Segment Information

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

In the third quarter of 2015, certain costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales which were previously reported in the Commercial segment were moved to Corporate. The Company moved these costs to Corporate to better reflect the role of the Corporate executive team in managing this client relationship. As a result, previously reported segment information has been restated to conform to this presentation.

Selected information for each reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenues

Clinical	$244,570	$215,695	$697,816	$648,669
Commercial	279,147	248,242	773,155	689,989
Intersegment revenues	(2,307)	(1,546)	(9,167)	(4,893)

Consolidated net revenues	$521,410	$462,391	$1,461,804	$1,333,765

Adjusted Segment Operating Income (Loss)
Clinical	$38,713	$25,140	$92,831	$70,002
Commercial	46,312	35,146	121,177	87,313
Corporate and other	(10,908)	(10,050)	(29,842)	(20,372)

Reportable segments adjusted operating income (loss)	74,117	50,236	184,166	136,943
Depreciation and amortization	(23,625)	(26,555)	(72,536)	(80,137)
Stock-based compensation	(1,632)	22	(2,147)	(422)
Other unallocated charges	(4,941)	(4,554)	(18,374)	(17,167)

Operating income (loss)	$43,919	$19,149	$91,109	$39,217
Loss on extinguishment of debt and refinancing costs	—	(10,062)	—	(10,062)
Interest income (expense), net	(57,294)	(54,988)	(170,877)	(160,672)
Other income	11,318	—	11,318	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments.	$(2,057)	$(45,901)	$(68,450)	$(131,517)

16.	Guarantor Financial Information

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

Subsequent to the issuance of the June 30, 2015 consolidated financial statements, management determined that within the condensed consolidating statement of cash flows, certain intercompany transfers historically presented on a gross basis within operating, investing and financing activities represent centralized treasury activities that are more appropriately presented on a net basis within investing and financing activities between the respective parent, guarantor, and non guarantor entities. Additionally, the Company has recorded in Guarantor Subsidiaries approximately $575.3 million of long term debt as well as adjustments for debt-related accounts previously shown in the parent column, representing the co-obligator subsidiaries share of the Company’s outstanding term loan debt. The aforementioned items have been corrected in the condensed consolidating statements as of December 31, 2014 and for the three and nine months ended September 30, 2014. The corrections had no impact on the Company’s consolidated financial position, results of operations or cash flows.

16.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At September 30, 2015

(in thousands, except share and per share amounts)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$65,509	$—	$119,106	$(104,609)	$80,006
Restricted cash	553	—	1,419	—	1,972
Accounts receivable, net of allowances for doubtful accounts	—	252,143	55,905	—	308,048
Unbilled services	—	196,521	43,496	—	240,017
Intercompany receivables	488,420	749,921	93,234	(1,331,575)	—
Prepaid expenses and other current assets	8,541	15,111	19,987	—	43,639
Income tax receivable	85	502	930	—	1,517
Current deferred tax assets	259	12,198	1,586	(6,261)	7,782

Total current assets	563,367	1,226,396	335,663	(1,442,445)	682,981
Property and equipment, net	23,170	90,853	15,747	—	129,770
Goodwill	—	889,281	40,745	—	930,026
Intangible assets, net	—	373,101	6,685	—	379,786
Non-current deferred tax assets	—	—	3,824	—	3,824
Deferred financing costs and other assets	51,690	12,624	15,032	—	79,346
Non-current intercompany receivables	403,917	29,625	136	(433,678)	—
Investment in consolidated subsidiaries	728,742	92,458	—	(821,200)	—

Total assets	$1,770,886	$2,714,338	$417,832	$(2,697,323)	$2,205,733

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$—	$19,266	$92,005	$(91,881)	$19,390
Accrued payroll, accounts payable and accrued expenses	80,456	190,314	60,866	(12,728)	318,908
Intercompany payables	809,634	501,879	20,062	(1,331,575)	—
Income taxes payable	—	75	2,725	—	2,800
Deferred revenue and client advances	—	174,532	54,953	—	229,485

Total current liabilities	890,090	886,066	230,611	(1,436,184)	570,583
Capital lease obligations, net of current portion	—	35,971	36	—	36,007
Long-term debt, net of current portion	1,560,129	576,339	—	—	2,136,468
Non-current income tax liability	—	5,543	1,209	—	6,752
Deferred tax liability	333	86,659	3,844	(6,261)	84,575
Other non-current liabilities	20,989	31,362	18,230	—	70,581
Non-current intercompany liabilities	—	404,050	29,628	(433,678)	—

Total liabilities	2,471,541	2,025,990	283,558	(1,876,123)	2,904,966

Total inVentiv Health, Inc. stockholder’s deficit	(700,655)	688,348	132,852	(821,200)	(700,655)
Noncontrolling interest	—	—	1,422	—	1,422

Total stockholder’s deficit	(700,655)	688,348	134,274	(821,200)	(699,233)

Total liabilities and stockholder’s deficit	$1,770,886	$2,714,338	$417,832	$(2,697,323)	$2,205,733

16.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At December 31, 2014

(in thousands, except share and per share amounts)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,643	$3,439	$86,014	$(52,037)	$57,059
Restricted cash	569	—	1,148	—	1,717
Accounts receivable, net of allowances for doubtful accounts	—	236,884	65,963	—	302,847
Unbilled services	—	138,100	40,936	—	179,036
Intercompany receivables	375,025	557,758	64,778	(997,561)	—
Prepaid expenses and other current assets	5,301	12,181	20,743	—	38,225
Income tax receivable	—	310	1,053	—	1,363
Current deferred tax assets	259	12,198	1,316	(6,261)	7,512

Total current assets	400,797	960,870	281,951	(1,055,859)	587,759
Property and equipment, net	21,665	82,857	17,337	—	121,859
Goodwill	—	889,281	42,506	—	931,787
Intangible assets, net	—	410,059	7,765	—	417,824
Non-current deferred tax assets	—	—	3,944	—	3,944
Deferred financing costs and other assets	64,484	14,331	12,447	—	91,262
Non-current intercompany receivables	368,325	38,847	132	(407,304)	—
Investment in consolidated subsidiaries	700,383	86,242	—	(786,625)	—

Total assets	$1,555,654	$2,482,487	$366,082	$(2,249,788)	$2,154,435

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$4,006	$14,025	$50,271	$(52,037)	$16,265
Accrued payroll, accounts payable and accrued expenses	62,179	162,937	61,497	—	286,613
Intercompany payables	562,297	404,413	30,851	(997,561)	—
Income taxes payable	222	—	987	—	1,209
Deferred revenue and client advances	—	150,709	48,421	—	199,130

Total current liabilities	628,704	732,084	192,027	(1,049,598)	503,217
Capital lease obligations, net of current portion	—	29,126	198	—	29,324
Long-term debt, net of current portion	1,494,893	576,339	—	—	2,071,232
Non-current income tax liability	—	5,360	1,101	—	6,461
Deferred tax liability	333	80,860	2,300	(6,261)	77,232
Other non-current liabilities	37,441	25,175	18,140	—	80,756
Non-current intercompany liabilities	9,464	368,457	29,383	(407,304)	—

Total liabilities	2,170,835	1,817,401	243,149	(1,463,163)	2,768,222

Total inVentiv Health, Inc. stockholder’s deficit	(615,181)	665,086	121,539	(786,625)	(615,181)
Noncontrolling interest	—	—	1,394	—	1,394

Total stockholder’s deficit	(615,181)	665,086	122,933	(786,625)	(613,787)

Total liabilities and stockholder’s deficit	$1,555,654	$2,482,487	$366,082	$(2,249,788)	$2,154,435

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$408,448	$119,469	$(6,507)	$521,410
Reimbursed out-of-pocket expenses	—	77,745	10,290	(104)	87,931

Total revenues	—	486,193	129,759	(6,611)	609,341

Operating expenses:
Cost of revenues	—	271,754	70,895	(5,896)	336,753
Reimbursable out-of-pocket expenses	—	77,745	10,290	(104)	87,931
Selling, general and administrative expenses	22,866	88,264	30,219	(611)	140,738
Allocation of intercompany costs	(9,854)	7,886	1,968	—	—

Total operating expenses	13,012	445,649	113,372	(6,611)	565,422

Operating income (loss)	(13,012)	40,544	16,387	—	43,919
Interest income (expense), net	(44,994)	(12,445)	145	—	(57,294)
Other income	11,318	—	—	—	11,318
Intercompany interest income (expense)	12,342	(12,025)	(317)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(34,346)	16,074	16,215	—	(2,057)

Income tax (provision) benefit	—	(1,488)	(2,907)	—	(4,395)

Income (loss) before income (loss) from equity investments	(34,346)	14,586	13,308	—	(6,452)
Income (loss) from equity investments	27,658	10,728	—	(38,384)	2

Net income (loss)	(6,688)	25,314	13,308	(38,384)	(6,450)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(238)	—	(238)

Net income (loss) attributable to inVentiv Health, Inc.	$(6,688)	$25,314	$13,070	$(38,384)	$(6,688)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$346,452	$122,277	$(6,338)	$462,391
Reimbursed out-of-pocket expenses	—	49,283	13,207	(30)	62,460

Total revenues	—	395,735	135,484	(6,368)	524,851

Operating expenses:
Cost of revenues	—	228,411	79,907	(5,929)	302,389
Reimbursable out-of-pocket expenses	—	49,283	13,207	(30)	62,460
Selling, general and administrative expenses	13,892	89,727	37,643	(409)	140,853
Allocation of intercompany costs	(11,743)	8,960	2,783	—	—

Total operating expenses	2,149	376,381	133,540	(6,368)	505,702

Operating income (loss)	(2,149)	19,354	1,944	—	19,149
Loss on extinguishment of debt and refinancing costs	(3,570)	(6,492)	—	—	(10,062)
Interest income (expense), net	(42,273)	(12,759)	44	—	(54,988)
Intercompany interest income (expense)	10,767	(10,157)	(610)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(37,225)	(10,054)	1,378	—	(45,901)

Income tax (provision) benefit	—	(893)	(1,388)	—	(2,281)

Income (loss) before income (loss) from equity investments	(37,225)	(10,947)	(10)	—	(48,182)
Income (loss) from equity investments	(11,000)	(286)	—	11,252	(34)

Net income (loss)	(48,225)	(11,233)	(10)	11,252	(48,216)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(9)	—	(9)

Net income (loss) attributable to inVentiv Health, Inc.	$(48,225)	$(11,233)	$(19)	$11,252	$(48,225)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$1,138,337	$342,147	$(18,680)	$1,461,804
Reimbursed out-of-pocket expenses	—	205,811	32,762	(242)	238,331

Total revenues	—	1,344,148	374,909	(18,922)	1,700,135

Operating expenses:
Cost of revenues	—	750,784	212,579	(17,043)	946,320
Reimbursable out-of-pocket expenses	—	205,811	32,762	(242)	238,331
Selling, general and administrative expenses	59,444	266,007	100,561	(1,637)	424,375
Allocation of intercompany costs	(29,654)	23,765	5,889	—	—

Total operating expenses	29,790	1,246,367	351,791	(18,922)	1,609,026

Operating income (loss)	(29,790)	97,781	23,118	—	91,109
Interest income (expense), net	(134,399)	(36,892)	414	—	(170,877)
Other income	11,318	—	—	—	11,318
Intercompany interest income (expense)	35,265	(34,551)	(714)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(117,606)	26,338	22,818	—	(68,450)

Income tax (provision) benefit	—	(6,113)	(5,548)	—	(11,661)

Income (loss) before income (loss) from equity investments	(117,606)	20,225	17,270	—	(80,111)
Income (loss) from equity investments	35,602	11,382	—	(48,273)	(1,289)

Net income (loss)	(82,004)	31,607	17,270	(48,273)	(81,400)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(604)	—	(604)

Net income (loss) attributable to inVentiv Health, Inc.	$(82,004)	$31,607	$16,666	$(48,273)	$(82,004)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net revenues	$—	$989,307	$376,158	$(31,700)	$1,333,765
Reimbursed out-of-pocket expenses	—	143,347	39,739	(271)	182,815

Total revenues	—	1,132,654	415,897	(31,971)	1,516,580

Operating expenses:
Cost of revenues	—	656,655	242,731	(30,027)	869,359
Reimbursable out-of-pocket expenses	—	143,347	39,739	(271)	182,815
Selling, general and administrative expenses	31,693	282,328	112,841	(1,673)	425,189
Allocation of intercompany costs	(35,229)	26,853	8,376	—	—

Total operating expenses	(3,536)	1,109,183	403,687	(31,971)	1,477,363

Operating income (loss)	3,536	23,471	12,210	—	39,217
Loss on extinguishment of debt and refinancing costs	(3,570)	(6,492)	—	—	(10,062)
Interest income (expense), net	(122,959)	(38,000)	287	—	(160,672)
Intercompany interest income (expense)	31,265	(29,324)	(1,941)	—	—

Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(91,728)	(50,345)	10,556	—	(131,517)
Income tax (provision) benefit	(127)	(6,584)	(3,268)	—	(9,979)

Income (loss) before income (loss) from equity investments	(91,855)	(56,929)	7,288	—	(141,496)
Income (loss) from equity investments	(58,603)	3,617	—	54,716	(270)

Income (loss) from continuing operations	(150,458)	(53,312)	7,288	54,716	(141,766)
Net income (loss) from discontinued operations, net of tax	—	(8,163)	—	—	(8,163)

Net income (loss)	(150,458)	(61,475)	7,288	54,716	(149,929)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(529)	—	(529)

Net income (loss) attributable to inVentiv Health, Inc.	$(150,458)	$(61,475)	$6,759	$54,716	$(150,458)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

For the Three Months Ended September 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(6,688)	$25,314	$13,308	$(38,384)	$(6,450)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,390)	(5,260)	(3,272)	8,532	(4,390)

Total other comprehensive income (loss)	(4,390)	(5,260)	(3,272)	8,532	(4,390)

Total comprehensive income (loss)	(11,078)	20,054	10,036	(29,852)	(10,840)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(238)	—	(238)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(11,078)	$20,054	$9,798	$(29,852)	$(11,078)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

For the Three Months Ended September 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(48,225)	$(11,233)	$(10)	$11,252	$(48,216)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,274)	(8,724)	(8,611)	17,335	(11,274)

Total other comprehensive income (loss)	(11,274)	(8,724)	(8,611)	17,335	(11,274)

Total comprehensive income (loss)	(59,499)	(19,957)	(8,621)	28,587	(59,490)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(9)	—	(9)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(59,499)	$(19,957)	$(8,630)	$28,587	$(59,499)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(82,004)	$31,607	$17,270	$(48,273)	$(81,400)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,617)	(5,582)	(4,687)	10,269	(5,617)

Total other comprehensive income (loss)	(5,617)	(5,582)	(4,687)	10,269	(5,617)

Total comprehensive income (loss)	(87,621)	26,025	12,583	(38,004)	(87,017)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(604)	—	(604)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(87,621)	$26,025	$11,979	$(38,004)	$(87,621)

16.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

For the Nine Months Ended September 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(150,458)	$(61,475)	$7,288	$54,716	$(149,929)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,584)	(7,382)	(7,459)	14,841	(8,584)

Total other comprehensive income (loss)	(8,584)	(7,382)	(7,459)	14,841	(8,584)

Total comprehensive income (loss)	(159,042)	(68,857)	(171)	69,557	(158,513)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(529)	—	(529)

Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(159,042)	$(68,857)	$(700)	$69,557	$(159,042)

16.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor– Subsidiaries	Eliminations	Total
Cash flows from operating activities:

Net cash provided by (used in) operating activities	$(113,073)	$141,330	$37,789	$(12,728)	$53,318

Cash flows from investing activities:
Purchases of property and equipment	(8,530)	(15,292)	(4,797)	—	(28,619)
Proceeds from sale of business	10,691	—	—	—	10,691
Proceeds from vehicle sales	—	6,413	—	—	6,413
Proceeds from life insurance distribution	1,800	—	—	—	1,800
Return of (disbursements for) investments	224	—	—	—	224
Intercompany transfers	159,339	3,408	—	(162,747)	—
Other, net	17	5,271	(305)	—	4,983

Net cash provided by (used in) investing activities	163,541	(200)	(5,102)	(162,747)	(4,508)

Cash flows from financing activities:
Repayments on capital leases	—	(19,863)	(311)	—	(20,174)
Borrowings under line of credit	153,000	—	—	—	153,000
Repayments on line of credit	(153,000)	—	—	—	(153,000)
Payment on installment note related to acquisition	(1,750)	—	—	—	(1,750)
Payment of debt issuance costs	(324)	—	—	—	(324)
Repayment of other financing arrangements	(2,175)	(352)	—	—	(2,527)
Intercompany transfers	—	(124,354)	1,451	122,903	—
Other, net	(353)	—	(576)	—	(929)

Net cash provided by (used in) financing activities	(4,602)	(144,569)	564	122,903	(25,704)

Effects of foreign currency exchange rate changes on cash	—	—	(159)	—	(159)

Net increase (decrease) in cash and cash equivalents	45,866	(3,439)	33,092	(52,572)	22,947
Cash and cash equivalents, beginning of period	19,643	3,439	86,014	(52,037)	57,059

Cash and cash equivalents, end of period	$65,509	$—	$119,106	$(104,609)	$80,006

16.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)

	inVentiv Health, Inc.	Guarantor Subsidiaries	Non- Guarantor– Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(143,327)	$60,391	$4,090	$—	$(78,846)
Net cash provided by (used in) discontinued operations	—	(7,435)	—	—	(7,435)

Net cash provided by (used in) operating activities	(143,327)	52,956	4,090	—	(86,281)

Cash flows from investing activities:
Purchases of property and equipment	(9,760)	(10,115)	(4,375)	—	(24,250)
Proceeds from vehicle sales	—	3,785	—	—	3,785
Return of (disbursements for) investments	(2,625)	—	—	—	(2,625)
Intercompany transfers	86,267	25,568	—	(111,835)	—
Other, net	(62)	3,268	—	—	3,206

Net cash provided by (used in) investing activities	73,820	22,506	(4,375)	(111,835)	(19,884)

Cash flows from financing activities:
Repayments on capital leases	—	(12,073)	(132)	—	(12,205)
Borrowings under line of credit	262,000	—	—	—	262,000
Repayments on line of credit	(262,000)	—	—	—	(262,000)
Payment on installment note related to acquisition	(1,500)	—	—	—	(1,500)
Proceeds from issuances of debt	50,000	—	—	—	50,000
Payments of debt issuance costs	(2,319)	—	—	—	(2,319)
Repayment of debt and other financing arrangements	(2,821)	(704)	—	—	(3,525)
Intercompany transfers	—	(75,654)	1,817	73,837	—
Other, net	154	—	(584)	—	(430)

Net cash provided by (used in) financing activities	43,514	(88,431)	1,101	73,837	30,021

Effects of foreign currency exchange rate changes on cash	—	—	(5,291)	—	(5,291)

Net increase (decrease) in cash and cash equivalents	(25,993)	(12,969)	(4,475)	(37,998)	(81,435)
Cash and cash equivalents, beginning of period	33,176	19,838	98,457	(35,244)	116,227

Cash and cash equivalents, end of period	$7,183	$6,869	$93,982	$(73,242)	$34,792

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 31, 2015, we sold inVentiv Patient Access Solutions (“IPAS”), an entity within our Commercial segment, resulting in a gain on sale of $11.3 million, which was recorded in other income. IPAS had net revenues of $11.9 million and $11.8 million for the nine months ended September 30, 2015 and 2014, respectively. The disposal of IPAS did not result in a strategic shift that has or will have a material impact on our consolidated financial position or results of operations.

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

Acquisitions have been accounted for as business combinations using the acquisition method of accounting and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition related costs are included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired, and is subject to adjustment upon finalization of the purchase price allocation. The final purchase price allocations may differ materially from the preliminary estimates. In addition, new information about facts and circumstances as of the acquisition date that arises may result in retrospective adjustment to the consolidated statements of operations in the period of acquisition. There were no acquisitions completed in 2014 and through September 30, 2015.

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

The results of this business have been classified and presented as discontinued operations in the accompanying consolidated financial statements. The results of operations of this business are included in net loss from discontinued operations in the consolidated statements of operations for all periods presented. The cash flows of this business are also presented separately in our consolidated statements of cash flows. We did not recognize any losses associated with this business for the three months ended September 30, 2014. We recognized losses, net of tax, of $8.2 million for the nine months ended September 30, 2014.

Business Segments

We are organized into two reportable business segments: Clinical and Commercial. Each reportable business segment is comprised of multiple businesses that are also referred to as “business units,” that when combined establish us as a fully integrated biopharmaceutical services provider.

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

In the third quarter of 2015, certain costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales which were previously reported in the Commercial segment were moved to Corporate. We moved these costs to Corporate to better reflect the role of the Corporate executive team in managing this client relationship. As a result, previously reported segment information has been restated to conform to this presentation.

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

While pharmaceutical industry consolidation is likely to impact providers of outsourced clinical and commercialization services, we believe that the total number of clients and functional areas we cover will continue to expand. Our engagements with our larger clients are typically dispersed across different functional areas of the client organization, and serviced across our two reportable business segments. These services are subject to review by different decision makers within client organizations.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“ASU 2015-03”), Interest-Imputation of Interest (Subtopic 835-30) to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in Deferred financing costs and other assets on our consolidated balance sheets. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15 to amend the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the impact of adopting ASU 2015-03 on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition (“ASU 2014-09”). ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial position and results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting a discontinued operation. Under ASU 2014-08, a disposal of a part of an organization that has (or will have) a major effect on its operations and financial results is a discontinued operation. ASU 2014-08 applies prospectively for all disposals or components of our business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial position or results of operations, although the impact will depend on the extent of any future discontinued operations.

Results of Continuing Operations

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Net revenues

	For the Three Months Ended September 30,				Change
(in millions, except percentages)	2015	% of Total	2014	% of Total	$	%
Net revenues:
Clinical	$244.5	46.7%	$215.7	46.5%	$28.8	13.4%
Commercial	279.2	53.3%	248.2	53.5%	31.0	12.5%
Inter-segment eliminations	(2.3)	—	(1.5)	—	(0.8)	—

Net revenues	$521.4	100.0%	$462.4	100.0%	$59.0	12.8%

Net revenues increased approximately $59.0 million to $521.4 million for the three months ended September 30, 2015, an increase of 12.8% from $462.4 million for the three months ended September 30, 2014, due to an increase in net revenues in our Clinical and Commercial segments. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $13.3 million in net revenues for the three months ended September 30, 2015.

Clinical net revenues were $244.5 million for the three months ended September 30, 2015 compared to $215.7 million for the three months ended September 30, 2014. The increase is primarily attributed to growth in our full service business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $9.5 million in net revenues for the three months ended September 30, 2015.

Commercial net revenues increased approximately $31.0 million, or 12.5%, to $279.2 million for the three months ended September 30, 2015 from $248.2 million for the three months ended September 30, 2014. The increase primarily reflects growth in our selling solution services business from new project wins, partially offset by a decrease in our patient outcomes business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $3.8 million in net revenues for the three months ended September 30, 2015.

Cost of revenues

	For the Three Months Ended September 30,				Change		Gross Margin
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%	2015	2014
Cost of revenues:
Clinical	$150.9	61.7%	$137.4	63.7%	$13.5	9.8%	38.3%	36.3%
Commercial	186.1	66.7%	166.0	66.9%	20.1	12.1%	33.3%	33.1%
Corporate and other	1.5	—	0.2	—	1.3	650.0%	—	—
Inter-segment eliminations	(1.8)	—	(1.2)	—	(0.6)	—	—	—

Cost of revenues	$336.7	64.6%	$302.4	65.4%	$34.3	11.3%	35.4%	34.6%

Cost of revenues increased $34.3 million, or 11.3%, to $336.7 million for the three months ended September 30, 2015 from $302.4 million for the three months ended September 30, 2014, due to increases in our Clinical and Commercial segments. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin increased to 35.4% from 34.6% for the three months ended September 30, 2015 and 2014, respectively.

Clinical cost of revenues increased $13.5 million, or 9.8%, to $150.9 million for the three months ended September 30, 2015 from $137.4 million for the three months ended September 30, 2014. The increase primarily reflects the higher volume in our full service business, which is attributed to the increase in gross margin to 38.3% compared to 36.3% for the three months ended September 30, 2014.

Commercial cost of revenues increased $20.1 million, or 12.1%, to $186.1 million for the three months ended September 30, 2015 from $166.0 million for the three months ended September 30, 2014. The increase is primarily due to higher volume of revenue activity in our selling solution services business, partially offset by decreased costs in our patient outcomes and communications businesses. Gross margin was 33.3% and 33.1% for the three months ended September 30, 2015 and 2014, respectively.

Corporate and other includes costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales which were previously reported in the Commercial segment. We moved these costs to Corporate to better reflect the role of the Corporate executive team in managing this client relationship. As a result, previously reported segment information has been restated to conform to this presentation.

Selling, General and Administrative (SG&A)

	For the Three Months Ended September 30,				Change
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%
SG&A:
Clinical	$66.6	27.2%	$66.6	30.9%	$—	—
Commercial	61.4	22.0%	61.9	24.9%	(0.5)	(0.8%)
Corporate and other	12.7	2.4%	12.4	2.7%	0.3	2.4%

Total SG&A	$140.7	27.0%	$140.9	30.5%	$(0.2)	(0.1%)

SG&A expenses decreased $0.2 million, or 0.1%, to $140.7 million for the three months ended September 30, 2015 from $140.9 million for the three months ended September 30, 2014, primarily due to decreases in our Commercial segment SG&A expenses, partially offset by an increase in SG&A in our Corporate and other.

Clinical SG&A expense was $66.6 million for the three months ended September 30, 2015 and 2014. SG&A expenses remained consistent, primarily due to lower depreciation and amortization, partially offset by higher severance costs and information technology investments.

Commercial SG&A expense decreased $0.5 million, or 0.8%, to $61.4 million for the three months ended September 30, 2015 from $61.9 million for the three months ended September 30, 2014. The decrease in SG&A for our Commercial segment is primarily due to lower professional service fees and less depreciation and amortization, partially offset by higher compensation related costs.

Corporate and other SG&A expense increased $0.3 million, or 2.4%, to $12.7 million for the three months ended September 30, 2015 from $12.4 million for the three months ended September 30, 2014. The increase is primarily due to higher compensation related costs, partially offset by lower professional service fees and information technology investments.

Loss on Extinguishment of Debt and Refinancing Costs

	For the Three Months Ended September 30,
(in millions)	2015	2014
Loss on extinguishment of debt and refinancing costs	$—	$10.1

For the three months ended September 30, 2014, we recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million related to the August 15, 2014 exchange offer. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments. See Note 7 to the Unaudited Condensed Consolidated Financial Statements provided herewith.

Interest Expense, Net

	For the Three Months Ended September 30,
(in millions)	2015	2014
Interest expense, net	$57.3	$55.0

Interest expense, net increased $2.3 million to $57.3 million for the three months ended September 30, 2015 from $55.0 million for the three months ended September 30, 2014. The higher interest expense reflects both a higher average debt balance and higher average interest rates for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of the August 15, 2014 exchange offer. Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $4.8 million and $4.7 million, for the three months ended September 30, 2015 and 2014, respectively, and penalty interest on the Senior Notes of $0.4 million and $1.4 million, for the three months ended September 30, 2015 and 2014, respectively.

(Provision) Benefit for Income Taxes

	For the Three Months Ended September 30,
(in millions except percentages)	2015	Effective Tax Rate	2014	Effective Tax Rate
(Provision) benefit for income taxes	$(4.4)	(213.7%)	$(2.3)	(5.0%)

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (213.7%) and (5.0%) for the three months ended September 30, 2015 and 2014, respectively. The income tax provision for the three months ended September 30, 2015 and 2014 reflects that we (i) continue to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) record a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incur taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

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

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Net revenues

	For the Nine Months Ended September 30,				Change
(in millions, except percentages)	2015	% of Total	2014	% of Total	$	%
Net revenues:
Clinical	$697.8	47.4%	$648.7	48.5%	$49.1	7.6%
Commercial	773.2	52.6%	690.0	51.5%	83.2	12.1%
Inter-segment eliminations	(9.2)	—	(4.9)	—	(4.3)	—

Net revenues	$1,461.8	100.0%	$1,333.8	100.0%	$128.0	9.6%

Net revenues increased approximately $128.0 million to $1,461.8 million for the nine months ended September 30, 2015, an increase of 9.6% from $1,333.8 million for the nine months ended September 30, 2014, due to an increase in net revenues in our Clinical and Commercial segments. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $39.0 million in net revenues for the nine months ended September 30, 2015.

Clinical net revenues were $697.8 million for the nine months ended September 30, 2015 compared to $648.7 million for the nine months ended September 30, 2014. This is primarily attributed to increases in the full service business, partially offset by a decrease in our strategic resourcing business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $26.9 million in net revenues for the nine months ended September 30, 2015.

Commercial net revenues increased approximately $83.2 million, or 12.1%, to $773.2 million for the nine months ended September 30, 2015 from $690.0 million for the nine months ended September 30, 2014. The increase primarily reflects growth in our selling solution services business from new project wins, partially offset by a decrease in our patient outcomes business. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $12.1 million in net revenues for the nine months ended September 30, 2015.

Cost of revenues

	For the Nine Months Ended September 30,				Change		Gross Margin
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%	2015	2014
Cost of revenues:
Clinical	$437.8	62.7%	$416.5	64.2%	$21.3	5.1%	37.3%	35.8%
Commercial	512.9	66.3%	456.5	66.2%	56.4	12.4%	33.7%	33.8%
Corporate and other	2.8	—	0.4	—	2.4	600.0%	—	—
Inter-segment eliminations	(7.2)	—	(4.0)	—	(3.2)	—	—	—

Cost of revenues	$946.3	64.7%	$869.4	65.2%	$76.9	8.8%	35.3%	34.8%

Cost of revenues increased $76.9 million, or 8.8%, to $946.3 million for the nine months ended September 30, 2015 from $869.4 million for the nine months ended September 30, 2014, due to increases in our Clinical and Commercial segments. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin increased to 35.3% for the nine months ended September 30, 2015 compared to 34.8% in 2014.

Clinical cost of revenues increased $21.3 million, or 5.1%, to $437.8 million for the nine months ended September 30, 2015 from $416.5 million for the nine months ended September 30, 2014. The increase primarily reflects the higher volume in our full service business, which is attributed to the increase in gross margin to 37.3% compared to 35.8% for the nine months ended September 30, 2014.

Commercial cost of revenues increased $56.4 million, or 12.4%, to $512.9 million for the nine months ended September 30, 2015 from $456.5 million for the nine months ended September 30, 2014. The increase is primarily due to higher volume of revenue activity in our selling solution services business, partially offset by decreased costs in our patient outcomes and communications businesses. Gross margin decreased to 33.7% for the nine months ended September 30, 2015 from 33.8% for the nine months ended September 30, 2014 largely due to services mix.

Corporate and other includes costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales which were previously reported in the Commercial segment. We moved these costs to Corporate to better reflect the role of the Corporate executive team in managing this client relationship. As a result, previously reported segment information has been restated to conform to this presentation.

Selling, General and Administrative (SG&A)

	For the Nine Months Ended September 30,				Change
(in millions, except percentages)	2015	% of Net Revenues	2014	% of Net Revenues	$	%
SG&A:
Clinical	$200.7	28.8%	$212.8	32.8%	$(12.1)	(5.7%)
Commercial	186.7	24.1%	184.7	26.8%	2.0	1.1%
Corporate and other	36.9	2.5%	27.7	2.1%	9.2	33.2%

Total SG&A	$424.3	29.0%	$425.2	31.9%	$(0.9)	(0.2%)

SG&A expenses decreased $0.9 million, or 0.2%, to $424.3 million for the nine months ended September 30, 2015 from $425.2 million for the nine months ended September 30, 2014, due to decreases in our Clinical segment SG&A expenses, partially offset by an increase in SG&A in our Commercial segment and Corporate and other.

Clinical SG&A expense decreased $12.1 million, or 5.7%, to $200.7 million for the nine months ended September 30, 2015 from $212.8 million for the nine months ended September 30, 2014. The decrease is primarily due to lower depreciation and amortization and savings from facility optimization, partially offset by an increase in information technology investments.

Commercial SG&A expense increased $2.0 million, or 1.1%, to $186.7 million for the nine months ended September 30, 2015 from $184.7 million for the nine months ended September 30, 2014. The increase in SG&A for our Commercial segment is primarily due to higher compensation related costs, partially offset by lower professional service fees.

Corporate and other SG&A expense increased $9.2 million, or 33.2%, to $36.9 million for the nine months ended September 30, 2015 from $27.7 million for the nine months ended September 30, 2014. The increase is primarily due to higher compensation related costs, partially offset by lower professional service fees and information technology investments.

Loss on Extinguishment of Debt and Refinancing Costs

	For the Nine Months Ended September 30,
(in millions)	2015	2014
Loss on extinguishment of debt and refinancing costs	$—	$10.1

For the nine months ended September 30, 2014, we recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million related to the August 15, 2014 exchange offer. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments. See Note 7 to the Unaudited Condensed Consolidated Financial Statements provided herewith.

Interest Expense, Net

	For the Nine Months Ended September 30,
(in millions)	2015	2014
Interest expense, net	$170.9	$160.7

Interest expense, net increased $10.2 million to $170.9 million for the nine months ended September 30, 2015 from $160.7 million for the nine months ended September 30, 2014. The higher interest expense reflects both a higher average debt balance and higher average interest rates for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the August 15, 2014 exchange offer. Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $14.3 million and $14.0 million, for the nine months ended September 30, 2015 and 2014, respectively, and penalty interest on the Senior Notes of $2.2 million and $5.6 million, for the nine months ended September 30, 2015 and 2014, respectively.

(Provision) Benefit for Income Taxes

	For the Nine Months Ended September 30,
(in millions except percentages)	2015	Effective Tax Rate	2014	Effective Tax Rate
(Provision) benefit for income taxes	$(11.7)	(17.0%)	$(10.0)	(7.6%)

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (17.0%) and (7.6%) for the nine months ended September 30, 2015 and 2014, respectively. The income tax provision for the nine months ended September 30, 2015 and 2014 reflects that we (i) continue to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) record a tax provision for certain foreign and state jurisdictions which are generating earnings, and (iii) incur taxable temporary differences related to the amortization of indefinite-lived intangible assets and goodwill.

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

Financial Condition, Liquidity and Capital Resources

We finance our operations, growth and business acquisitions with cash flow from operations and borrowings under our credit facilities. Investing activities primarily reflect the costs of acquisitions and capital expenditures. As of September 30, 2015 and December 31, 2014, we had unrestricted cash and cash equivalents of $80.0 million and $57.1 million, respectively. As of September 30, 2015, approximately $14.5 million is held by non U.S. subsidiaries and may be remitted without materially impacting future tax provisions.

Net Financial Liabilities, as shown below:

(in millions)	September 30, 2015	December 31, 2014
Financial assets:
Cash and cash equivalents	$80.0	$57.1
Restricted cash	2.0	1.7

Total financial assets	82.0	58.8
Financial liabilities:
Current portion of capital leases and other financing arrangements	19.4	16.3
Long-term portion of Term Loan Facility	575.3	575.3
Senior Secured Notes	625.4	625.5
ABL Facility	—	—
Junior Lien Secured Notes	564.3	500.3
Senior Notes	371.4	370.1
International Facility	—	—
Long-term portion of capital leases	36.0	29.3

Total debt	2,191.8	2,116.8

Net financial liabilities	$(2,109.8)	$(2,058.0)

Cash Flows

	For the Nine Months Ended September 30,
	2015	2014
Cash provided by (used in) continuing operations:
Operating activities	$53.3	$(78.8)
Investing activities	(4.5)	(19.9)
Financing activities	(25.7)	30.0

For the Nine Months Ended September 30, 2015 versus 2014

Cash provided by operating activities from continuing operations was $53.3 million for the nine months ended September 30, 2015, compared to cash used in operating activities from continuing operations of $78.8 million for the nine months ended September 30, 2014. The increase in cash provided by operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a reduction in cash paid for interest, growth in the business and timing of cash flows associated with certain accruals and other liabilities.

Cash used in investing activities was $4.5 million for the nine months ended September 30, 2015 compared to $19.9 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the primary use of cash related to our purchase of property and equipment, partially offset by proceeds from the sale of a business, and our fleet vehicle sales. For the nine months ended September 30, 2014, the primary use of cash related to our purchase of property and equipment, partially offset by proceeds from our fleet vehicle sales.

Cash used in financing activities was $25.7 million for the nine months ended September 30, 2015, compared to cash provided by financing activities of $30.0 million for the nine months ended September 30, 2014. Cash used for the nine months ended September 30, 2015 primarily reflects payments on our capital lease obligations and other financing arrangements and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash provided by financing activities for the nine months ended September 30, 2014 primarily reflects proceeds from issuance of debt, partially offset by payments on our capital lease obligations and other financing arrangements, payment of debt issuance costs and partial settlement of an installment note related to our 2011 Campbell acquisition.

Long-term Debt and Credit Facility

At September 30, 2015, we had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans. We had $625.0 million outstanding under the Senior Secured Notes, excluding $0.4 million of unamortized premium received on issuance, and there were no outstanding borrowings under the ABL Facility (as defined below). We also had $564.3 million outstanding under the Junior Lien Secured Notes (as defined below), net of the $5.4 million original issuance discount (“OID”) that is to be accreted over the remaining term, and $371.4 million outstanding under the Senior Notes, net of the $4.9 million OID that is to be accreted over the remaining term. In addition, we had capitalized leases and other financing arrangements of $55.4 million outstanding as of September 30, 2015.

On August 15, 2014, we consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of our 10% Senior Notes due 2018 in which we issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of our 10% Senior Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. We paid interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014 and February 15, 2015 in PIK interest and elected to pay interest for the period commencing August 15, 2015 in PIK Interest.

The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum and a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). As of September 30, 2015, we accrued 12% interest on the Junior Lien Secured Notes, which is included in other non-current liabilities as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes. On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25 million of Junior Lien Secured Notes and $26.3 million of our 10% Senior Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of 10% Senior Notes due 2018 were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 we issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of our 10% Senior Notes due 2018 as consideration for such holders’ agreement to tender the 10% Senior Notes due 2018 held by them into the Junior Lien Notes Exchange Offer. In connection with the Junior Lien Notes Exchange Offer, our term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment and the issuance of the Backstop Consideration and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans. There was no net change in the outstanding principal balance of the term loans as a result of the modified terms.

Senior Secured Credit Facilities

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of our and our domestic subsidiaries’ assets on par with the lien granted to the holders of our Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility. Amounts borrowed under the Senior Secured Credit Facilities are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii) 1.50%. As noted above, on July 28, 2014, we amended the Senior Secured Credit Facilities to extend the maturity date of the B1-2 loans to May 2018 from August 2016 by replacing the B1-2 loans with new B4 loans. All of our outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of September 30, 2015 and December 31, 2014, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. As of September 30, 2015 and December 31, 2014, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.

Asset Based Revolving Credit Facility

On August 16, 2013, we, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility (the “ABL Facility”) which replaced the revolving credit facility that was previously part of the Senior Credit Facilities.

Our Asset Based Revolving Credit Facility (the “ABL Facility”) contains customary covenants and restrictions on our and our subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions and acquisitions. The ABL Facility requires us to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, accounting for the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given our available borrowing capacity as of September 30, 2015. All obligations under the ABL Facility are secured by our wholly owned domestic subsidiaries (with certain agreed upon exceptions) and secured by a first priority lien on our and such domestic subsidiaries’ current assets and a second priority lien on all of our and such domestic subsidiaries’ other assets. The credit agreement governing our ABL Facility also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. We periodically borrow from the ABL facility to finance our temporary working capital needs. As of September 30, 2015, we had no outstanding borrowings under our ABL Facility, approximately $18.4 million in letters of credit outstanding against the ABL Facility and we would have been able to borrow up to an additional $131.6 million.

Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing. The applicable margin percentage for asset based revolving loans is a percentage per annum and range from 1.0% to 1.5% for base rate loans or 2.0% to 2.5% for Eurodollar rate loans. The applicable margin percentage with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability. As of September 30, 2015, the interest rate applicable to any outstanding borrowings under the ABL Facility was 4.25%.

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

Our $625.0 million Senior Secured Notes (reflected as $0.4 million inclusive of original issuance premium at September 30, 2015) bear interest at a rate of 9.0% per annum and mature on January 15, 2018. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Secured Notes are secured by a senior lien on all assets of the Company and its domestic subsidiaries on par with the lien granted pursuant to the Senior Secured Credit Facilities and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility. The Senior Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated secured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. We are not obligated to file a registration statement related to the Senior Secured Notes.

10%/12% Junior Lien Secured Notes due 2018

In August 2014, we issued $507.0 million aggregate principal amount of our Junior Lien Secured Notes (reflected as $564.3 million net of OID at September 30, 2015). Our Junior Lien Secured Notes bear interest at a cash rate of 10% per annum and a PIK rate of 12% per annum and mature on August 15, 2018. Interest on the Junior Lien Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year. We may elect to pay interest by increasing the amount of the Junior Lien Secured Notes by issuing additional Junior Lien Secured Notes for six interest payment periods in the aggregate. The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of our domestic wholly-owned subsidiaries. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by our assets and the assets of our subsidiary guarantors that secure the obligations under our Senior Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payments with all of our and the guarantors’ existing and future unsubordinated indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. We are not obligated to file a registration statement related to the Junior Lien Secured Notes.

10% Senior Notes due 2018

As a result of the Junior Lien Notes Exchange Offer and the New Money Investment, we had $376.3 million in Senior Notes (reflected as $371.4 million net of OID) outstanding as of September 30, 2015. The Senior Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018. Interest on the Senior Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Notes are guaranteed, on an unsecured senior basis, by each of our domestic wholly-owned subsidiaries. The Senior Notes are our and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated unsecured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any.

We entered into registration rights agreements in connection with the issuances of the Senior Notes. Under the registration rights agreement with respect to the notes issued on August 4, 2010 in connection with the August 2010 Merger, we agreed to use reasonable best efforts to file a registration statement related to the exchange of such notes for exchange notes with the SEC on or prior to the 270th day after August 4, 2010, to cause such registration statement to become effective under the Securities Act on or prior to the earlier of the 90th day following such filing or the 360th day after August 4, 2010, and to consummate the exchange offer on or prior to the 30th day after effectiveness. The registration rights agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.00% per annum. The registration rights agreements with respect to the additional notes issued on June 10, 2011 and July 13, 2011 contain similar requirements. We registered the Senior Notes on August 5, 2015 with the Securities and Exchange Commission. As a result of such registration and completion of the subsequent exchange offer for the notes, the obligation to pay additional interest on $185.5 million of the notes issued in 2010 ceased on August 5, 2015 and the obligation to pay additional interest on $164.5 million of notes issued in 2011 ceased on September 3, 2015.

International Facility

On July 1, 2015 one of our indirect subsidiaries in the United Kingdom entered into an asset-based lending facility for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its lending facilities in the U.S. This new facility will be used to enhance international cash management. At September 30, 2015, we had no outstanding borrowings under the International Facility.

Non-Guarantor Subsidiaries

Our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Notes are not guaranteed by certain of our subsidiaries, including all of our non-U.S. subsidiaries or non-wholly owned subsidiaries. Accordingly, claims of holders of the notes and lenders under our Senior Secured Credit Facilities will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of our indebtedness. For supplemental financial information relating to our guarantor subsidiaries and non-guarantor subsidiaries, see Note 16 to the Consolidated Financial Statements provided herewith.

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

At September 30, 2015, we had cash and cash equivalents of $80.0 million and $131.6 million of unused availability under our ABL Facility to fund our general working capital needs. However, we cannot provide assurance that these sources of liquidity will be sufficient to fund all internal needs, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

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

Long-Term Debt Exposure

We will incur variable interest expense with respect to the loans under our Senior Secured Facilities and outstanding borrowings under our ABL Facility. Based on our variable rate debt outstanding at September 30, 2015, a hypothetical increase or decrease of 10% of current market rates would not have an effect on our interest expense since market rates are sufficiently below the minimum interest rate level we are required to pay pursuant to our Credit Agreement (i.e., 1.5% Eurodollar floor) and there are no outstanding borrowings under our ABL Facility.

Foreign Currency Exchange Rate Exposure

Our international expansion has resulted in increased foreign exchange rate exposure and we may become more susceptible to foreign currency exchange rate exposure as we continue to expand our international operations. We may enter into forward exchange contracts to mitigate this variability.

The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At September 30, 2015, the accumulated other comprehensive loss related to foreign currency translations was approximately $32.9 million.

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

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended September 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on November 13, 2015.

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