Form 10-K
period 2015-12-31
INVENTIV HEALTH INC
filed 2016-03-18
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission file number 000-30318

INVENTIV HEALTH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2181734
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 VAN DE GRAAFF DRIVE

BURLINGTON, MASSACHUSETTS 01803

(Address of Principal Executive Offices, Including Zip Code)

(800) 416-0555

(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2015, there was no established public trading market for the common stock of the registrant and therefore, the aggregate market value of the registrant’s common stock is not determinable.

No voting stock of inVentiv Health, Inc. is held by non-affiliates of inVentiv Health, Inc.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	1,000 shares outstanding as of March 15, 2016

INVENTIV HEALTH, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Annual Report on Form 10-K contains “forward-looking statements.” The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “projects,” “targets,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking.

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

•	our belief that our clients are looking for service providers with global capabilities;
•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;
•	our expectations regarding the level of research and development and commercialization spending by pharmaceutical and biotechnology companies; and
•	our expectations regarding the impact of the adoption of new accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•

changes in expenditures for clinical development and commercialization services by companies in the pharmaceutical and biotechnology industries, including initiatives by our clients to perform services we offer internally;

•	the impact of customer project delays, cancellations and terminations, including the impact on our backlog;
•	the impact of any change in our current credit ratings or the ratings of our debt securities on our relationships with customers, vendors and other third parties;
•	our ability to accurately price our contracts and forecast costs to be incurred in providing services under fixed price contracts;
•	competition in the markets we serve, which may result in pricing pressure;
•	the potential impact on pharmaceutical and biotechnology companies, including pricing pressures, from healthcare reform initiatives or from changes in the reimbursement policies of third-party payers;
•	our ability to sufficiently increase our revenues and manage expenses and capital expenditures to permit us to fund our operations;
•	our ability to respond to rapid technological changes;
•	the potential impact of government regulation on us and our clients;

•	our ability to successfully identify new businesses to acquire, conclude acquisition negotiations and integrate the acquired businesses into our operations, and achieve the resulting synergies;
•	our ability to grow our existing client relationships, obtain new clients and cross-sell our services;
•	our ability to recruit, motivate and retain qualified personnel;
•	our history of losses and our ability to achieve and sustain profitability in the future;
•	the potential impact of financial, economic, political and other risks, including interest rate and exchange rate risks, related to conducting business internationally;
•	the potential liability associated with injury to clinical trial participants;
•	our ability to comply with all applicable laws as well as our ability to successfully adapt to any changes in applicable laws on a timely and cost effective basis;
•	the impact of the adoption of new accounting pronouncements;
•

the impact of our substantial level of indebtedness on our ability to generate sufficient cash to fulfill our obligations under our existing debt instruments or our ability to incur additional indebtedness;

•	the impact of any additional leverage we may incur on our ratings and the ratings of our debt securities;
•

our ability to continue to comply with the covenants and terms of our debt instruments and to access sufficient capital under our credit agreement or from other sources of debt or equity financing to fund our operations; and

•	the impact of any default by any of our credit providers.

See “Item 1A—Risk Factors” for a further description of these risks and other factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. We provide services through two reportable business segments: Clinical and Commercial. We provide a broad range of clinical development and commercialization services that are critical to our clients’ ability to develop and successfully commercialize their products and services. We believe our portfolio of services meets the varied needs of our clients, who are increasingly outsourcing both their clinical research and development activities, as well as their commercialization activities.

Since being acquired through a take-private transaction by affiliates or co-investors of Thomas H. Lee Partners, L.P. and Liberty Lane IH LLC (“Liberty Lane”) in August 2010 (the “August 2010 Merger”), we have executed on a strategy to transform our company into a global leader in pharmaceutical outsourcing services across the continuum of drug development and commercialization. We believe our broad range of services and our global scale, represented by approximately 14,000 employees having the ability to support clients in approximately 90 countries, allow us to serve as a critical strategic partner for pharmaceutical, biotechnology, medical device and diagnostics, and healthcare companies in their dynamic and rapidly changing regulatory and commercial environments. We serve more than 550 client organizations, including all of the 20 largest global pharmaceutical companies.

Our Business Segments and Key Service Offerings

We provide services through two reportable business segments: Clinical and Commercial. Each reportable business segment is comprised of multiple business units that, through their combination, create a fully integrated biopharmaceutical outsourced services provider. Our Clinical segment, which primarily serves pharmaceutical, biotechnology, diagnostic and medical device clients engaged in research and development, provides a continuum of services spanning phases I-IV of clinical development. Our Commercial segment provides selling solutions, communications, patient outcomes and consulting services to the pharmaceutical, biotechnology and healthcare industries. See Note 18 to our consolidated financial statements for certain segment financial data relating to our business.

Clinical Segment

Our clinical offering includes a continuum of services spanning phases I-IV of clinical development, allowing us to respond to the changing needs of pharmaceutical, biotechnology, diagnostic and medical device clients. The capabilities and breadth of our Clinical business segment allow us to customize our services to projects of any size, from small, early-phase studies to complex, multinational, late-stage trials, and position us for strategic partnerships with top-tier pharmaceutical, biotechnology, diagnostic and medical device clients. In addition, our strategic resourcing business enables us to meet clients’ strategic resourcing needs around the world. For the year ended December 31, 2015, our clinical business segment generated total net revenues of $947.9 million.

Clinical Research: We offer clinical research services through three service offerings: Phase II-IV, which provides comprehensive services for clinical trials, Early Stage, which provides services for Phase I trials and bioanalytical services. The Phase II-IV service offering provides services for a complete development project, including: oncology, neurosciences/pain, endocrinology and metabolic diseases, cardiology and respiratory, infectious diseases/vaccines and general medicine. The Early Stage service offering provides services that include Phase I first-in-man and proof-of-concept studies, bioequivalency and bioavailability studies, and bioanalytical services. Thirdly, we offer a variety of functional outsourcing, recruiting and staffing services. Functional Service Provider (“FSP”) teams are quality-driven, flexible, and deployable in any functional area, including data management, statistical analysis, clinical monitoring, medical writing and clinical operations. These FSP teams can be located remotely or within our clients’ facilities. Clients can fully replace or transition specific internal functions with our FSP teams to better manage fixed costs and increase flexibility through headcount reduction, while also gaining expertise and efficiencies. We also offer recruitment and temporary staffing solutions for clinical trial personnel on a global basis. Our extensive candidate database allows us to quickly fulfill almost any staffing need, from full teams to individual, specialized clinical research professionals.

Commercial Segment

Our Commercial business segment consists of our selling solution services, communications, patient outcomes and consulting service offerings. We are a recognized provider of comprehensive sales and marketing programs to the pharmaceutical, biotechnology and healthcare industries. We believe that there is a growing trend toward using sales and marketing service providers that can offer specific healthcare commercialization expertise on a global basis like us. For the year ended December 31, 2015, our Commercial segment generated total net revenues of $1,059.9 million.

•

Selling Solution Services: We provide contract sales teams, support services and non-personal engagement solutions including tele-detailing and electronic detailing (e-detailing) to help our clients accelerate the commercialization of their products. Our sales teams are supported by recruiting and training capabilities that are complemented by highly qualified clinical and scientific professionals who serve as advocates and educators to inform markets to new and novel therapies. Services offered include market research, commercial analytics, managed markets access, biotechnology/specialty managed markets and integrated commercialization. Our sales teams can be supported by our industry-leading communications services.

•

Communications: We offer a broad array of advertising and public relations services to clients looking to commercialize their products throughout the world. Communications services are deployed throughout a product’s existence, beginning well before commercial launch, encompassing regulatory approval and market introduction, and continuing throughout the life of a product. Our communications service offering is focused on healthcare, and provides advertising, public relations, interactive digital strategies, and branding and identity consulting services, as well as medical communications and education services, to pharmaceutical, biotechnology, medical device and diagnostic and healthcare companies.

•

Patient Outcomes: Our services include patient compliance, analytics, patient support programs and patient education to help clients maximize the revenue potential of their products while producing improved patient outcomes.

•

Consulting: We offer specialized practices in business development, managed markets and brand management, including, strategic product launch planning. Consulting services focuses on addressing the needs of the pharmaceutical and biotechnology industries to support critical decision-making throughout the evolution of a product, from licensing, to product and portfolio strategy, to commercialization. Consulting services professionals have a deep, functional knowledge of our clients’ core business, which produces value-added insights and mission-critical solutions, both creative and pragmatic. Consulting services focuses on maximizing the commercial value of a client’s product pipeline, helping clinical leaders better and more strategically deploy resources and improve efficiency, as well as enhance the effectiveness of marketing and sales activities.

International Operations

The following is a summary of our non-U.S. operations as of December 31, 2015.

Segment	Country or Territory
● Clinical

Argentina; Australia; Austria; Belgium; Brazil; Bulgaria; Canada; Chile; China; Colombia; Costa Rica; Croatia; Czech Republic; Denmark; Finland; France; Germany; Greece; Hong Kong; Hungary; India; Ireland; Israel; Italy; Japan; South Korea; Malaysia; Mexico; Netherlands; New Zealand; Peru; Philippines; Poland; Puerto Rico; Romania; Russia; Serbia; Slovak Republic; Singapore; South Africa; Spain; Sweden; Switzerland; Taiwan; Thailand; Turkey; United Kingdom; Ukraine and Uruguay

● Commercial	Austria; Belgium; Canada; China; Denmark; Finland; France; Germany; Italy; Japan; Netherlands; Poland; Spain; Switzerland and United Kingdom

Foreign operations are generally accounted for using the functional currency of the country where the business is located, translated to U.S. dollars in our consolidated financial statements. For financial information about our geographic areas, see Note 18 to our consolidated financial statements. For the year ended December 31, 2015, we derived 22% of our net revenue from international operations.

Clients

We are a leading provider of outsourced services to pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries.

We serve more than 550 client organizations, including all 20 of the largest global pharmaceutical companies, as well as numerous emerging and specialty biotechnology companies, medical device makers and diagnostics companies. For the years ended December 31, 2015, 2014 and 2013, one customer accounted for approximately 10%, 10% and 12% of the Company’s net revenues, respectively. Our diversified client base and broad scope of projects reduce our dependence on any individual client or contract, and contribute to the stability of our financial performance, which we view as a competitive strength.

Competition

We operate in highly competitive industries. Our competitors include a variety of companies providing services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries, including full service and smaller specialty contract research organizations (“CROs”), outsourced sales organizations, large global advertising holding companies and smaller specialized communications agencies. Each of our reportable business segments faces distinct competitors within the markets they serve:

•

Clinical: Our largest competitors include Quintiles Transnational Corp. (“Quintiles”), Pharmaceutical Product Development, Inc., ICON PLC, PAREXEL International Corporation, INC Research, Inc. and PRA Health Sciences.

•

Commercial: Our largest competitors in the outsourced sales market are Quintiles, Publicis Touchpoint Solutions and UDG Healthcare PLC. Our primary competitors in the communications market are the large global communications holding companies: WPP Group PLC, Omnicom Group Inc., Publicis Groupe S.A., Interpublic Group of Companies, Inc. and Havas SA. Our consulting services’ largest competitors are IMS Consulting, a division of IMS Health Incorporated, L.E.K. Consulting LLC, McKinsey & Company, Inc. and ZS Associates, Inc.

We also compete in our addressable market with our customers’ decisions to perform internal clinical tasks, advertising, promotional, marketing, sales, compliance and other services we provide.

Seasonality

Our business is subject to some variability as a result of the ongoing startup and completion of contracts, periodic receipt of incentive fees and the ramp up of service revenues in certain contracts, and select businesses do have some degree of seasonality.

Backlog

Backlog represents anticipated service revenue from work not yet completed or performed under signed contracts, letters of intent, and pre-contract commitments that are supported by written communications. Once work commences, revenue is generally recognized over the life of the contract as services are provided. Included within backlog at December 31, 2015 is approximately $2.0 billion of backlog that we do not expect to generate revenue in 2016.

Backlog was as follows:

	December 31,
(in millions)	2015	2014
Backlog	$3,465.4	$2,616.0

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results. Projects included in backlog vary in size and duration, many of which are performed over several years, and are subject to cancellation, revision, or delay. Our customers may terminate, delay, or change the scope of projects for a variety of reasons including, among others, the failure of products being tested to satisfy safety and other regulatory requirements, unexpected or undesirable clinical results of the product, customer decisions to forego a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the drug. Projects that have been delayed remain in backlog, but the timing of the revenue generated may differ from the timing originally expected. Accordingly, historical indications of the relationship of backlog to revenues may not be indicative of the future relationship. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog in the event of cancellation. Generally, our contracts can be terminated with thirty to ninety days’ notice by the customer. For more details regarding risks related to our backlog, see “Risk Factors—Risks Related to Our Business—Our projects may be delayed, reduced in scope or terminated for reasons beyond our control.”

Employees

As of December 31, 2015, we employed approximately 14,000 employees. Many aspects of our business are very labor intensive and the turnover rate of employees in our industry, and in corresponding segments of the pharmaceutical industry, is generally high, particularly with respect to sales force employees and clinical research associates. Certain non-U.S. employees of the Company are currently members of collective bargaining agreements. We are unaware of any current efforts or plans to organize any of our U.S. employees. We believe that our relations with our employees are generally good.

Government Regulation

The pharmaceutical, biotechnology, medical device and diagnostics and healthcare industries in which we operate are subject to a high degree of governmental regulation, at the federal, state and international levels, and our clients are subject to extensive government regulation. Generally, compliance with these laws and regulations is the responsibility of those clients. However, several of our businesses are themselves subject to the direct effect of government regulation. In addition, we may be liable under certain of our client contracts for the violation of government laws and regulations by our clients to the extent those violations result from, or relate to, the services we have performed for such clients. Further, many of our clients are parties to corporate integrity agreements (“CIAs”) with the federal government and our contracts with such clients may obligate us to comply with certain provisions of these CIAs. Failure to comply with such laws and regulations or such contractual obligations or significant changes in laws or regulations affecting our clients or the services we provide could result in the imposition of additional restrictions, create additional costs to us or otherwise negatively impact our business operations. See “Item 1A—Risk Factors.”

Regulation of Our Clinical Segment

The activities of our Clinical segment are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and by the regulatory agencies located in other countries where the Clinical segment operates or will conduct clinical trials, including, but not limited to, Health Canada, the Department of Health in the United Kingdom and the European Medicines Agency (“EMA”). In providing CRO services, we may be subject to the same regulatory actions as the sponsor if we fail to comply with any obligation required of sponsors by regulations of the FDA or other regulatory agencies outside the United States. Under these regulations, we face a range of potential liabilities, including but not limited to liability arising from errors and omissions during a trial that impair the validity or usefulness of study data, risks associated with adverse effects resulting from the administration of drugs to clinical trial participants and collateral liability (for negligent selection or oversight) in regulatory actions against investigators and medical care providers. Our Clinical segment’s health care staffing services offering is also regulated in many states as well as on an international level. For example, in some states, staffing companies must be registered to establish and advertise as a healthcare agency or must qualify for an exemption from registration.

Many regulatory authorities, including the FDA and those in the European Union (the “EU”) require that study results and data submitted to such authorities be based on studies conducted in accordance with what are called good clinical practices (“GCP”). GCP represent the global industry standards for the conduct of clinical research and development studies. GCP include:

•	complying with specific regulations governing the selection of qualified investigators and clinical research sites,
•	obtaining specific written commitments from the investigators,
•	ensuring the protection of human subjects by verifying that Institutional Review Board or independent Ethics Committee approval and patient informed consent are obtained,
•	instructing investigators to maintain records and reports,
•	verifying drug or device accountability,
•	timely reporting and medical evaluation of adverse events,
•	adequate monitoring of the study for compliance with GCP requirements and
•	maintaining adequate records and reports and permitting appropriate regulatory authorities access to data for their review.

Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulatory agencies. Significant material non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as the FDA and the EMA. By way of example, these regulations include the FDA’s regulations on electronic records and signatures which set out requirements for data in electronic format for purposes of submissions made to the FDA, and the EMA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.”

We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Within Europe, we perform our work subject to the EMA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” All clinical trials (other than those defined as “non-interventional”) to be submitted to the EMA must meet the requirements of the International Conference on Harmonisation of good clinical practices. In addition, FDA regulations and guidelines serve as a basis for our North American standard operating procedures. Our offices in the Asia-Pacific region and in Canada have developed standard operating procedures in accordance with their local requirements and in harmony with those adopted by North American and European operations.

Regulation of Our Commercial Segment

Our Selling Solution Services offering, which is within our Commercial segment, provides sales team, nurse, educator, medical science liaison, and other field and non-field based services to the pharmaceutical industry.  Some of our field personnel may handle and distribute samples of pharmaceutical products. In the United States, the handling and distribution of prescription drug products are subject to regulation under the Prescription Drug Marketing Act and other applicable federal, state and local laws and regulations. These laws and regulations regulate the distribution of drug samples by mandating storage, hazard communication and employ right to know regulations, handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees, solicitation and record-keeping requirements for drug samples and by banning the purchase or sale of drug samples. Further, companies holding or distributing controlled substances are subject to regulation by the United States Drug Enforcement Agency.

The Selling Solution Services offering is also subject to detailed and comprehensive regulation in each geographic market in which we operate. Such regulation relates, among other things, to the distribution of drug samples, the qualifications of sales representatives and the use of healthcare professionals in sales functions. The very ability of pharmaceutical companies to use sales representatives and other personnel in its promotional and medical affairs, and other outreach work is subject to resolution in each geographic market and the Company is unable to offer all services in all geographies.

The Selling Solution Services offering’s delivery of outsourced field teams subjects us to federal and state laws pertaining to healthcare fraud and abuse, which have been used to sanction entities for engaging in the off-label promotion and marketing of pharmaceutical products. In particular, the FDA’s regulations against off-label promotion require sales representatives to restrict promotion of the approved product they are detailing to the approved labeling for the product. The federal anti-kickback statute imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any item or service for which payment may be made by Medicare, Medicaid or other federal healthcare programs. Violations of the statute can result in numerous sanctions, including criminal fines, imprisonment and exclusion from participation in the Medicare and Medicaid programs. State anti-kickback laws are typically modeled on the federal anti-kickback statute, vary in scope and are often not clearly interpreted by courts and regulatory agencies. Many such laws apply, however, to all healthcare items or services, regardless of whether Medicare or Medicaid funds are involved. Further, the sale or distribution of pharmaceutical products and devices is also governed by the U.S. Federal Trade Commission Act and state consumer protection laws.

Our Communications service offering, which is within our Commercial segment, is subject to all of the risks, including regulatory risks, that similar advertising and public relations companies generally experience as well as risks that relate specifically to the provision of advertising and public relations services to the pharmaceutical industry. Such regulatory risks may include enforcement by the FDA, Health Canada, the Department of Health in the United Kingdom, EMA and the Federal Trade Commission as well as state agencies enforcing laws relating to drug advertising, false advertising, and unfair and deceptive trade practices. In addition to enforcement actions initiated by government agencies, there has been an increasing tendency in the United States among pharmaceutical manufacturers to resort to the courts and industry and self-regulatory bodies to challenge comparative prescription drug advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures and warning requirements with respect to the advertising for certain products.

Regulation of Patient Information

The confidentiality of patient-specific information and the circumstances under which such patient-specific records may be released for inclusion in our databases or used in other aspects of our business are heavily regulated. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations promulgated thereunder require the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which includes many healthcare providers, health plans and healthcare clearinghouses. Additional legislation has been proposed from time to time at both the state and federal levels that may require us to implement security measures that could involve substantial expenditures or limit our ability to offer some of our products and services. Such legislation may restrict or negatively affect the portions of our consulting services that perform market research. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways government might attempt to regulate our use of this data. Any such restriction could have a material adverse effect on our consolidated financial condition and results of operations.

In addition, privacy legislation in non-United States jurisdictions could have a limiting effect on some of our services, including, for example, the European Data Protection Directive (the “Directive”) which applies in each member state of the EU. The Directive seeks to protect the personal data of individuals and, among other things, places restrictions on the manner in which such personal data can be collected, processed and disclosed and the purposes for which such data can be used. Other countries have or are in the process of putting privacy laws into place affecting similar areas of our business. For instance, the Directive applies standards for the protection of all personal data, not just health information, in the EU and requires the EU member states to enact national laws implementing the Directive. Such legislation or regulations could materially affect our business.

Some of the services provided by Patient Outcomes, an offering unit within our Commercial segment, including patient compliance and medication adherence programs, reimbursement counseling, patient assistance programs, and relationship marketing services, involve access to individually identifiable health information and communications (e.g., refill reminders) with federal health care program beneficiaries and other direct consumers of health care products and services. These activities are subject to regulation under federal and state information privacy and security laws, including HIPAA and the rules promulgated thereunder by the U.S. Department of Health and Human Services (“HHS”), the federal anti-kickback statute and corresponding state privacy and anti-kickback laws. Although we believe that the activities of Patient Outcomes currently comply with all applicable federal and state laws in all material respects, the interpretation of many of these laws is constantly evolving.

We could incur significant expenses or be prohibited from providing certain service offerings if Patient Outcomes’ activities are determined to be non-compliant with any applicable laws and, depending on the extent and scope of any such regulatory developments, our consolidated financial condition and results of operations could be materially and adversely affected.

Impact of the Affordable Care Act on our Business

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”) introduces an extensive set of new laws to the health care industry. Although the Affordable Care Act generally does not impact our business directly, it impacts our clients’ businesses directly and therefore, our business indirectly. While the Affordable Care Act will likely increase the number of patients who have insurance coverage for pharmaceutical products, it also made changes that may adversely affect our clients’ businesses, including increasing rebates required from manufacturers whose drugs are covered by stated Medicaid programs, requiring discounts for drugs that are covered by Medicare Part D and imposing new fees on manufacturers of branded pharmaceuticals. If pharmaceutical and biotechnology companies react to these changes by spending less on research and development, we could have fewer business opportunities and our business could be adversely affected.

Conversely, the Affordable Care Act and similar health reform initiatives may stimulate greater demand for our services as our clients seek our expertise in managing the increasing complexity of the regulatory environment in which they operate and pricing pressures caused by these initiatives increase our clients need for the efficiencies that may be realized by utilizing our services.

Available Information

Our website address is http://www.inventivhealth.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the "SEC"). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS

In addition to the other information provided in this Form 10-K, you should carefully consider the risks described in this section. The risks described below are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also adversely affect us. These and other factors could have a material adverse effect on the value of your investment in our securities, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this Form 10-K. This discussion of Risk Factors should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of this Form 10-K.

Risks Related to Our Business

Declines in outsourcing expenditures for clinical development and commercialization services by companies in the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries could adversely affect our business.

Our revenues are highly dependent on expenditures by companies in the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries for outsourced clinical development and commercialization services. Any decline in aggregate demand for these services could have a material adverse effect on our business, results of operations and financial condition. In addition to any unfavorable general economic conditions, the following factors, among others, could cause such demand to decline:

•	the ability and willingness of companies in the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries to spend on research and development;
•	the ability of pharmaceutical, biotechnology, medical device and diagnostics companies to raise capital to fund their research and development projects;
•

governmental reform or private market initiatives intended to reduce the cost of pharmaceutical products, or governmental, medical association or pharmaceutical industry initiatives designed to regulate the manner in which pharmaceutical manufacturers promote their products;

•

further consolidation in the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries, which could negatively affect certain of our business units by reducing overall outsourced expenditures if we are unsuccessful in winning business from the consolidated entity; and

•

companies electing to perform clinical tasks, advertising, promotional, marketing, sales, compliance and other services we provide internally based on industry or company-specific factors, such as the rate of new product development and regulatory approval of those products, the number of sales representatives or clinical professionals employed internally in relation to demand for or the need to promote new and existing products or develop new drug candidates, and competition from other suppliers.

Our projects may be delayed, reduced in scope or terminated for reasons beyond our control.

Many of our projects, including those in our backlog, may be delayed, reduced in scope or terminated upon short notice (generally 30 to 90 days) for reasons beyond our control. Delays, reductions in scope and cancellations may occur for a variety of reasons, including:

•	delays in, or the failure to obtain, required regulatory approvals;
•	actions by regulatory authorities;
•	the failure of products to satisfy safety requirements;
•	unexpected or undesired results of the products;
•	insufficient patient enrollment;
•	insufficient investigator recruitment;
•	the client’s lack of available financing, budgetary limits or changing priorities;
•	the client’s decision to terminate the development of a product or to end a particular study;
•	shift of business to a competitor or internal resources; and

•	withdrawal of a product following launch.

In addition, many of our pharmaceutical sales contracts provide our clients with the opportunity to internalize the sales forces under the contract and terminate all or a portion of the services we provide under the contract, and our clients may also decide to shift their business to a competitor or revoke our status as a preferred provider.

As a result, contract terminations, cancellations, delays and modifications are a regular part of our business.  For example, certain parts of our Clinical segment, the Phase II-IV service offering, have been and may continue to be negatively impacted by project delays. In addition, project start delays and wind downs, including downsizings and conversions of sales teams, have impacted our Selling Solution Services and Communications businesses, which are part of our Commercial segment. The loss, reduction in scope or delay of a large project or of multiple projects could have a material adverse effect on our business, results of operations and financial condition.  In addition, we might not realize the full benefits of our backlog if our customers cancel, delay or reduce their commitment to us. We believe the risk of loss or delay of multiple projects potentially has a greater effect where we are party to broader partnering arrangements with global pharmaceutical companies.

In the event of termination, our contracts may provide reimbursement for the costs of winding down the terminated project as well as fees earned by us up to the time of the termination.  These fees may not be sufficient for us to maintain our margins and, as a result, terminations may result in lower operating margins.  In addition, cancellation of a clinical trial may result in the unwillingness or inability of our client to satisfy certain associated accounts receivable.  Any of these factors may in turn have a material adverse effect on our business, results of operations and financial condition.

Downgrades of our credit ratings could adversely affect us.

We can be adversely affected by downgrades of our credit ratings because ratings are a factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have an adverse effect on our liquidity.

Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of December 31, 2015, we had $66.7 million in capital lease obligations, primarily related to vehicles in our fleet program. In addition, substantially all of the leased vehicles are used by sales representatives in our Selling Solution Services business, which may be negatively impacted if we lost the use of vehicles for any period of time.

Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in change orders.

Most of the contracts in our Clinical segment are either fee for service contracts or fixed-fee contracts. Our financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the customer. Modifications can occur, for example, when there is a change in a key trial assumption or parameter or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such underpricing, significant cost overruns or delay in change orders could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We operate in highly competitive industries and may face price pressure or other conditions that could adversely affect our business as a result.

Our business is dependent on our ability to grow our existing client relationships, obtain new clients and cross-sell our services, as well as our ability to maintain existing client contracts for clinical and commercial services. The pharmaceutical, biotechnology, medical device and diagnostics and healthcare industries are fragmented and highly competitive. We often compete for business with full service and smaller specialty CROs, outsourced sales organizations, large global advertising holding companies and smaller specialized communications agencies, medical cost containment consultants, and internal discovery departments, development departments and sales and marketing departments within our clients and potential clients, some of which could be considered large services companies in their own right. Some of these competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our operating results. Increased competition among pharmaceutical and biotechnology companies as a result of patent expirations, market acceptance of generic drugs and efforts by governmental agencies and privately managed care organizations to reduce healthcare costs have also added to pricing pressures.

In recent years our industry has also experienced consolidation. This trend is likely to produce more competition from the resulting larger companies, and ones without the cost pressures of being public, for both customers and acquisition candidates. Our inability to compete successfully and generate new projects from new and existing customers and subsequently enter into contracts for such projects on a timely basis, and our inability to maintain existing customer contracts, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Intense competition may also lead to price pressure or other conditions that could adversely affect our business, results of operations and financial condition.

If we are unable to successfully develop and market new services or enter new markets, our growth, results of operations or financial condition could be adversely affected.

A key element of our growth strategy is the successful development and marketing of new services or entering new markets that complement or expand our existing business. As we develop new services or enter new markets, including services targeted at participants in the broader healthcare industry, we may not have or adequately build the competencies necessary to perform such services satisfactorily, may not receive market acceptance for such services or may face increased competition. If we are unable to succeed in developing new services, entering new markets or attracting a customer base for our new services or in new markets, we will be unable to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected.

Pricing pressures on pharmaceutical manufacturers and legislation impacting pharmaceutical sales and marketing practices from recent and future health care reform initiatives or changes in the reimbursement policies of third party payors may negatively impact our business.

Most of our revenues are generated from clients whose businesses are involved in the development, manufacture and commercialization of pharmaceutical products. Sales of pharmaceutical products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for pharmaceutical products and adversely affect demand for our services, resulting in a material adverse impact on our business, operating results and financial condition.

The Affordable Care Act introduces an extensive set of new laws to the health care industry. While the Affordable Care Act will likely increase the number of patients who have insurance coverage for pharmaceutical products, it also made changes that adversely affect our clients’ business and therefore, our business, including increasing rebates required from manufacturers whose drugs are covered by state Medicaid programs, requiring discounts for drugs that are covered by Medicare Part D and imposing new fees on manufacturers of branded pharmaceuticals. In addition, regulations promulgated pursuant to the Affordable Care Act or new laws may create risks of liability or otherwise increase our costs.

Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for pharmaceutical products. Any of these developments could have an adverse impact on our business, operating results and financial condition.

Foreign and domestic government bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, (i) product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, (ii) additional legislative initiatives or laws could limit pharmaceutical and sales marketing practices and (iii) new or heightened regulatory and licensing requirements may increase our expenses or limit or delay our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry-sponsored clinical trials, which could reduce the need for our services, any of which could have a material adverse effect on our business, operating results and financial condition.

Our customers face intense competition from lower cost generic products, which may lower the amount that they spend on our services.

Our customers face increasing competition from lower cost generic products, which in turn may affect their ability to pursue outsourced clinical development and commercialization services. In the United States, EU and Japan, political pressure to reduce spending on prescription drugs has led to legislation and other measures which encourages the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic drugs. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our customers’ sales of that product and their overall profitability. Availability of generic substitutes for our customers’ drugs may adversely affect their results of operations and cash flow, which in turn may mean that they would not have surplus capital to invest in our services. If competition from generic products impacts our customers’ finances such that they decide to curtail our services, our revenues may decline and this could have a material adverse effect on our business, operating results and financial condition.

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our customers, and failures of these systems may materially limit our operations.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. Disruptions to our information systems caused by any such events could adversely affect our business. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately.

Additionally, potential data security breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Such breaches could also arise from negligence or fraud on the part of third parties, including cloud providers, who store, transfer or process our data. Any potential security breach or failure of our critical information systems could have a material adverse effect on our business.

Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.

Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation. We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may have a material adverse effect on our business, results of operations and financial condition.

Our services are subject to evolving industry standards and rapid technological changes. If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete.

The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to enhance our existing services; introduce new services on a timely and cost-effective basis to meet evolving client requirements; integrate new services with existing services; achieve market acceptance for new services; and respond to emerging industry standards and other technological changes.

Moreover, the introduction of new products and services embodying new technologies and the emergence of new industry standards could render existing products and services obsolete or less attractive. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our existing products and services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our products and services. New products and services, or enhancements to existing products and services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. If we fail to meet marketplace needs, or if other companies introduce superior products or services, our competitive position would be harmed, which could reduce demand for our services and could have a material adverse effect on our business, results of operations and financial condition.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, United States federal regulations under the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and as amended in 2014 by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, require individuals’ written authorization, in addition to any required informed consent, before Protected Health Information may be used for research. Such regulations specify standards for de-identifications and for limited data sets. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and (although we generally do not obtain identifiable health information from investigators) we could be exposed to identifiable health information.  We also may obtain identifiable health information from other third parties that are subject to such regulations. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can also be directly liable for mishandling protected health information. Under HIPAA’s enforcement scheme, we can be subject to up to $1.5 million in annual civil penalties for each HIPAA violation.

In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Canada, Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability. Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 4% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

The industries in which we operate are subject to a high degree of government regulation. If we fail to comply with applicable laws and regulations, we could face substantial penalties and our business and financial condition could be adversely affected.

The pharmaceutical, biotechnology, medical device and diagnostics and healthcare industries in which we operate are subject to a high degree of governmental regulation, at the federal, state and international levels, and our clients are subject to extensive government regulation. Generally, compliance with these laws and regulations is the responsibility of those clients. However, several of our businesses are themselves subject to the direct effect of government regulation in several areas, including pharmaceutical, biotechnology and medical device promotions, sales and development regulations and information security and privacy laws. For example, we must adhere to regulatory requirements such as the FDA and current GCP, GLP and GMP requirements. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or sales and marketing practices. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. In addition, we may be liable under certain of our client contracts for the violation of government laws and regulations by our clients to the extent those violations result from, or relate to, the services we have performed for such clients. Further, regulation applicable to our business directly or indirectly through agreements with our clients is subject to continuing evolution and change. Failure to comply with such laws and regulations or significant changes in laws or regulations affecting our clients or the services we provide could result in the imposition of additional restrictions, create additional costs to us or otherwise negatively impact our business operations. See “Business—Government Regulation.”

Actions by government regulators or customers to limit a prescription’s scope or withdraw an approved drug from the market could adversely affect our business and result in a loss of revenues.

Government regulators have the authority, after approving a drug, to limit its scope of prescription or withdraw it from the market completely based on safety concerns. Similarly, customers may act to voluntarily limit the scope of prescription of drugs or withdraw them from the market. In the past, we have provided services with respect to drugs that have been limited and/or withdrawn. If we are providing services to customers for drugs that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such drugs, which would prevent us from earning the full amount of service revenues anticipated under the related service contracts with negative impacts to our financial results.

Our acquisition strategy may present additional risks.

We have in the past and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies.

Acquisitions involve numerous risks in addition to integration risk, including the following:

•	increased risk to our financial position and liquidity through changes to our capital structure and assumption of acquired liabilities, including any indebtedness incurred to finance the acquisitions;
•	diversion of management’s attention from normal daily operations of the business;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations;
•	inability to achieve identified operating and financial synergies anticipated to result from an acquisition;
•	difficulties integrating acquired personnel and distinct cultures into our business; and
•	the potential loss of key employees or client projects of the acquired companies.

If any of these risks were to materialize, it could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely affected by client concentration.

For the year ended December 31, 2015, 2014 and 2013, one of our clients accounted for 10%, 10% and 12%, respectively, of our revenues, and our top 10 clients accounted for approximately 54%, 48% and 46% of our revenues. In addition, our success depends in part on our ability to position ourselves as a partner of choice for clients seeking to consolidate service providers. Accordingly, if any large client decreases or terminates its relationship with us as a result of consolidation of service providers or otherwise, our business, results of operations, financial position or liquidity could be materially adversely affected. Moreover, in recent years our industry has experienced consolidation through mergers and acquisitions. Such consolidation of our clients through mergers and acquisitions may result in the termination or reduction in scope of our existing engagements if client decision makers change as a result of such activity. Consolidation can also result in pricing pressure as an individual client’s business grows.

If we lose or fail to attract and retain key employees and management personnel, our business could be adversely affected.

Our executive officers and other key employees are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain our executive officers and key employees. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience as a clinical research associate in pharmaceutical, biotechnology, medical device and diagnostics and healthcare services industries. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, financial condition, and operating results.

We have a history of losses and may not achieve or sustain profitability in the future.

We incurred net losses of $(150.6) million, $(188.8) million and $(236.4) million for the years ended December 31, 2015, 2014 and 2013, respectively. We may not achieve profitability in the foreseeable future, if at all. Although our revenue has increased in recent periods, we may not be able to sustain this revenue growth. In addition, our expenses have generally increased with our revenue growth. If we are unable to grow our service revenue at a faster rate than our operating costs, our operating margins will be adversely affected.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

A significant portion of our revenue is derived from countries outside the U.S. We anticipate that revenue from non-U.S. operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;
•	unfavorable labor regulations;
•	greater difficulties in managing and staffing foreign operations;
•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including compliance with applicable anti-bribery laws such as the United States Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, including changes in foreign currency exchange rates or currency exchange controls;
•	changes in trade policies, regulatory requirements and other barriers;
•	foreign regulatory or judicial authorities enforcing legal rights and recognizing business procedures in a manner in which we are not accustomed or would not reasonably expect; and
•	longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable United States laws and the need to protect our assets. Many of these factors are beyond our control. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations or financial condition and the potential impact of these risks will continue to grow as we continue to expand into foreign markets.

Due to our role as a global service provider, we may be exposed to liabilities under the United States Foreign Corrupt Practices Act and various other anti-corruption and anti-bribery laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business, results of operations and financial condition.

        We offer a broad range of services and operate on a global scale.  As a result, we are required to comply with the FCPA, the UK Bribery Act of 2010 and other U.S. and non-U.S. anti-corruption laws, which prohibit companies from making corrupt payments to government officials or certain payments or remunerations to certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of corrupt conduct by employees, consultants, sales agents, and business partners for which we may be held responsible. Although we have implemented policies and trainings designed to prohibit these practices, we face the risk of corrupt conduct by employees and business partners for which we may be held responsible.  If our employees or business partners are found to have engaged in such practices, we could be subject to severe penalties and other liabilities, which could have a material adverse effect on our business, results of operations and financial condition. In some cases, companies that violate the FCPA may be debarred by the United States government and/or lose their United States export privileges. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition and results of operations. In addition, the United States or other governments may seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

Disruptions in the credit and capital markets and unfavorable general economic conditions could negatively affect our business, results of operations and financial condition.

Disruptions in the credit and capital markets could have negative effects on our business that may be difficult to predict or anticipate, including the ability of our customers, vendors, contractors and financing sources to meet their contractual obligations.  In the future such actions by our customers could, if they involve a significant amount of business with us, have a material adverse effect on our results of operations.

Exchange rate and interest rate fluctuations may affect our results of operations and financial condition.

For the year ended December 31, 2015, we derived 22% of our net revenue from international operations, and this percentage of our revenue attributable to our international operations may increase as our activities in international geographies increase. Our financial statements are denominated in United States dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between local currencies and the United States dollar create risk in several ways, including the following foreign currency translation risks:

•	The revenue and expenses of our foreign operations are generally denominated in local currencies; and
•	Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts.

In addition, we are exposed to foreign currency gains and losses resulting from domestic transactions that are not denominated in United States dollars. We are also exposed to the impact of interest expense fluctuations with respect to our variable rate outstanding indebtedness, including the loans under our Senior Secured Credit Facilities (as defined below) and any outstanding borrowings under our ABL Facility (as defined below). In some cases, as part of our risk management strategies, we may choose to hedge our exposure to foreign currency exchange rate and interest rate changes through the utilization of derivative financial instruments, such as interest rate swaps. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. Furthermore, we will be exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operations and balance sheets of our international subsidiaries into United States dollars. The reported revenues and expenses of our international subsidiaries would decrease if the United States dollar increased in value in relation to other currencies. Finally, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in non-United States markets, or reduce the United States dollar value of revenue we receive from other markets. These and other economic factors could have an adverse effect on demand for our products and services, and on our financial condition and operating results.

Our product development and commercialization services could result in potential liability to us.

We have contractual relationships with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment and other related services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis or electronic data capture and related services do not conform to contractual or regulatory standards, trial participants or trial results could be affected. There is also a risk of liability for personal injury to or death of patients, particularly those with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing or after product launch, respectively. These factors create a risk of liability to us from our clients and the study participants. Similar risks apply to our product development services relating to medical devices and diagnostics. Any such liability could have a material adverse effect on our business, financial condition and results of operations.

We also contract with physicians to serve as investigators in conducting clinical trials. Such studies create risk of liability for personal injury to, or death of, clinical trial participants, particularly to clinical trial participants with life-threatening illnesses, resulting from adverse reactions to the drugs administered during testing. If the investigators commit errors or make omissions during a clinical trial that result in harm to clinical trial patients or after a clinical trial to a patient using the drug after it has received regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent behavior, clinical trial data may be compromised, which may require us to repeat the clinical trial. In addition, it is possible third parties could claim that we should be held liable for losses arising from any fraudulent behavior, professional malpractice or error of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third-party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses, which could have a material adverse effect on our business, financial condition and results of operations.

Further, when we market and sell pharmaceutical products under contract for pharmaceutical companies, we could suffer liability for harm allegedly caused by those products, either as a result of a lawsuit to which we are joined, a lawsuit naming us, or an action launched by a regulatory body. While we are indemnified by pharmaceutical companies for harm caused by the products we market and sell on their behalf, and while we carry insurance to cover harm caused by our negligence in performing services, it is possible that we could nonetheless incur financial losses, regulatory penalties or both. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our client, our client does not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. Such a finding could have a material adverse effect on our business, financial condition, results of operations and reputation. Furthermore, negative publicity associated with harm caused by drugs we helped to market could have a material adverse effect on our business and reputation.

Our relationships with existing or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers use our services, which may adversely affect our results of operations.

The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services or funding to such customers regarding competing drugs in development. Our existing or future relationships with our biopharmaceutical customers may therefore deter other biopharmaceutical customers from using our services or may result in our customers seeking to place limits on our ability to serve other biopharmaceutical industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. A loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to recruit suitable willing investigators and patients, there may be a material adverse effect on the results of operations of our Clinical business.

We contract with physicians located in hospitals, clinics and other such sites, who serve as investigators in conducting clinical trials to test new drugs on their patients. Investigators supervise administration of the study drug to patients during the course of a clinical trial. The availability of suitable patients for enrollment in studies is dependent upon many factors including, among others, the size of the patient population, the design of the study protocol, eligibility criteria, the referral practices of physicians, the perceived risks and benefits of the drug under study and the availability of alternative medication, including medication undergoing separate clinical trial. Insufficient patient enrollment or investigator recruitment may result in the termination or delay of a study, which could have a material adverse effect on the results of operations of our Clinical segment.

We are subject to risks and requirements relating to our use of regulated materials, including biomedical waste and other hazardous materials.

We handle biomedical waste, hazardous materials, chemicals and various radioactive compounds. We are subject to a variety of federal, state, local and provincial laws and regulations governing the use, storage, handling and disposal of these materials and wastes, and worker health and safety. Failure to comply with such laws and regulations could result in fines or penalties, obligations to investigate or remediate contamination, or claims for property damage or personal injury. We believe that we operate in compliance with such laws, but we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities which may have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

Some of our services involve direct interaction with clinical trial subjects or volunteers and operation of Phase I and Phase IIa clinical facilities, which could create potential liability that may adversely affect our business, results of operations and financial condition.

We operate facilities where Phase I to IIa clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of healthy individuals, to evaluate a drug’s basic safety and identify any side effects. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could materially disrupt our operations. Additionally, we face risks associated with adverse events resulting from the administration of such drugs to healthy volunteers and the professional malpractice of medical care providers. We directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials. Any professional malpractice or negligence by such nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a healthy volunteer in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage, may have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties for important products and services.

We depend on certain third parties to provide us with products and services critical to our business. Such services include, among others, software providers, software as a service and information technology infrastructure. The failure of any of these third parties to adequately provide the required products or services, or to do so in compliance with applicable regulatory requirements, could have a material adverse effect on our business.

We have only a limited ability to protect our intellectual property rights, and these rights are important to our success.

         Our success depends, in part, upon our ability to develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure, invention assignment and other contractual arrangements, and patent, copyright and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.

Our insurance may not cover all of our indemnification obligations and other liabilities associated with our operations.

We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations. The coverage provided by such insurance may not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay liabilities associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our profitability may be adversely impacted.

Tax matters could materially adversely affect our operating results and financial condition.

We operate worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax-efficient manner, taking account of the jurisdictions in which we operate. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, which could have a material adverse effect on our operating results and financial condition in future periods. In addition, we are subject to continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these continuous examinations may have a material adverse effect on our provision for income taxes and tax liability.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness and this substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under such indebtedness, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.

         As of December 31, 2015, we had total indebtedness outstanding of $2,214.9 million ($2,170.5 million net of discounts and deferred financing costs), and $145.5 million of additional borrowings available under our credit facilities. Substantially all of our outstanding indebtedness will become due and payable in 2018.

Our net interest expense was $228.2 million, $217.0 million and $209.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had outstanding approximately $575.3 million in aggregate principal amount of indebtedness under our credit facilities that we entered into on August 4, 2010, as amended from time to time (the “Senior Secured

Credit Facilities”), which bears interest at a floating rate. A change of 0.125% in floating rates above our 1.5% LIBOR floor would increase our estimated annual interest expense on our senior secured borrowings by $0.7 million.

Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other purposes;

•	increase our vulnerability to adverse general economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes;

•

prevent us from raising the funds necessary to repurchase all the 10% Senior Unsecured Notes due 2018 (the “Senior Unsecured Notes”), 9.0% Senior Secured Notes due 2018 (the “Senior Secured Notes”) or 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures governing the Senior Secured Notes or Junior Lien Secured Notes, respectively; and

•	limit our ability to redeem, repurchase, decease or otherwise acquire or retire for value any subordinated indebtedness we may incur.

Despite our level of indebtedness, we, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness. Incurring such indebtedness could further exacerbate the risks to our financial condition.

Subject to the restrictions in our Senior Secured Credit Facilities, the asset-based revolving credit facility for up to $150.0 million we entered into on August 16, 2013 (the “ABL Facility”), the asset-based lending facility for up to $20.0 million entered into by one of our subsidiaries in the United Kingdom (the “International Facility”) and the indentures governing the Senior Unsecured Notes, the Senior Secured Notes, the Junior Lien Secured Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of December 31, 2015, we had:

•	subject to certain conditions, the option to increase the amounts borrowed under our term loan facility by up to $300 million, which, if borrowed, would be senior secured indebtedness;
•

the capacity to borrow up to $150.0 million (less $18.8 million of letters of credit outstanding) under our ABL Facility, subject to certain limitations, which, if borrowed, would be senior secured indebtedness;

•	the capacity to borrow up to $20.0 million (no letters of credit outstanding) under our International Facility, subject to certain limitations; and
•	the ability to make interest payments in kind under the Indenture governing our Junior Lien Secured Notes.

Although the terms of our Senior Secured Credit Facilities, the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes, the Senior Unsecured Notes, the ABL Facility and the International Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. For example, the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes allow us to classify and then reclassify subsequently incurred senior secured and senior unsecured debt among the various baskets and ratio-based incurrence tests contained in those indentures. We utilized this flexibility in connection with prior financings and reclassified borrowings under our term loan facility from a specific “credit facility” basket to ratio-based secured debt, thereby creating capacity for us to incur additional “credit facility” senior secured debt in the future (and we subsequently utilized a portion of that capacity to incur incremental indebtedness under the Senior Secured Credit Facilities). If we and our restricted subsidiaries incur significant additional indebtedness, the related risks to our financial condition could increase.

Restrictions imposed by our debt instruments may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our debt instruments restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

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
•

enter into additional capital leases, our primary means of procuring vehicles for our Selling Solution Services offering, which could cause us to consider alternatives such as the purchase of vehicles or operating leases which may not be on terms as favorable as capital leases; and

•	create liens.

In addition, our ABL Facility requires us to, under certain circumstances, comply with a fixed charge coverage ratio and certain cash management restrictions. Our ability to comply with this ratio can be affected by events beyond our control, and we may not be able to satisfy them. A breach of any of these covenants would be an event of default. In the event of a default under any of our Senior Secured Credit Facilities or our ABL Facility, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities or our ABL Facility, respectively, to be immediately due and payable or terminate their commitments to lend additional money. If the indebtedness under our debt instruments were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In addition, our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes and Junior Lien Secured Notes are secured by security interests on substantially all of our and our domestic subsidiaries’ assets. If an event of default occurs under those debt instruments, the lenders or noteholders, as applicable, could exercise their rights under the related security documents. Any acceleration of amounts due under our debt instruments or the substantial exercise by the lenders or noteholders, as applicable, of their rights under the security documents would likely have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. We had substantial deficiencies of earnings to cover fixed charges of approximately $144.6 million, $178.6 million and $214.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Secured Credit Facilities, the ABL Facility, the International Facility and the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of our outstanding indebtedness limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

We are indirectly owned and controlled by Thomas H. Lee Partners, and Thomas H. Lee Partners’ interests as equity holders may conflict with those of our creditors.

Thomas H. Lee Partners owns approximately 90% of our indirect parent’s equity and, accordingly, has the ability to control our policies and operations. The interests of Thomas H. Lee Partners may not in all cases be aligned to the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our creditors. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our creditors. Furthermore, Thomas H. Lee Partners may in the future own businesses that directly or indirectly compete with us. Thomas H. Lee Partners also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with Thomas H. Lee Partners, see “Item 13—Certain Relationships, Related Transactions and Director Independence.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2015, we lease office facilities totaling approximately 2.1 million square feet, including our principal executive offices located in Burlington, Massachusetts, and our principal businesses located in New Jersey and Ohio. 58 facilities totaling approximately 0.9 million square feet are leased by our Clinical segment and 45 facilities totaling approximately 1.1 million square feet are leased by our Commercial segment. We believe that our facilities are adequate for our present and reasonably anticipated business requirements.

Item 3.	Legal Proceedings

From time to time, we are involved in certain legal proceedings not described herein that are incidental to the normal conduct of our business. We do not believe that the outcome of any such proceedings, if decided adversely to our interests, would have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock.

Holders

As of March 15, 2016, inVentiv Holdings, Inc. is the only holder of our common stock. All of the common stock of inVentiv Holdings, Inc. was owned by inVentiv Midco Holdings, Inc. and all of the common stock of inVentiv Midco Holdings, Inc. was owned by inVentiv Group Holdings, Inc. as of March 15, 2016.

Dividend Policy

We did not declare any dividends on our common stock in 2015 or 2014, and we do not intend to pay cash dividends on our common stock in the foreseeable future. Our long-term debt arrangements contain usual and customary restrictive covenants that place limitations on our ability to declare dividends. For additional information regarding these restrictive covenants, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

We sold no equity securities during the year ended December 31, 2015.

Securities Authorized for Issuance Under Equity Compensations Plans

See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 6.	Selected Financial Data

The selected consolidated financial data for the years ended December 31, 2015, 2014, 2013 and as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2012 and 2011, and as of December 31, 2013, 2012 and 2011 have been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Please also refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results we may achieve in any future period.

The Company reclassified certain costs from selling, general and administrative expenses (“SG&A”) to cost of revenues for 2014 and 2013 to conform to the presentation adopted for 2015. The revised classification aligns all personnel and related costs associated with service delivery within cost of revenues, along with the associated information technology costs supporting these processes.  These changes better harmonize the accounting policies of the group, and are consistent with how management is assessing performance and managing costs. As a result of the revision in the classification of the costs, SG&A was reduced by $35.2 million and $28.7 million in 2014, and 2013, respectively, and Cost of revenues has increased by a corresponding amount.  The reclassification had no impact on our consolidated financial position, net operating results included in our statements of operations or cash flows. The 2012 and 2011 results from operations in the accompanying Selected Financial Data table have not been adjusted as the amounts would not be material.

	For the Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net revenues	$1,994.3	$1,806.4	$1,644.6	$1,715.7	$1,414.0
Reimbursed out-of-pocket expenses	327.0	266.8	259.9	275.4	221.4
Total revenues	2,321.3	2,073.2	1,904.5	1,991.1	1,635.4
Operating expenses:
Cost of revenues	1,326.8	1,203.6	1,084.8	1,073.2	911.7
Reimbursable out-of-pocket expenses	327.0	266.8	259.9	275.4	221.4
Selling, general and administrative expenses	525.2	529.4	538.3	594.3	481.7
Proceeds from purchase price finalization	—	—	(14.2)	—	—
Impairment of goodwill	34.0	15.8	36.9	361.6	30.0
Impairment of long-lived assets	35.2	8.2	2.0	49.8	3.6
Total operating expenses	2,248.2	2,023.8	1,907.7	2,354.3	1,648.4
Operating income (loss)	73.1	49.4	(3.2)	(363.2)	(13.0)
Loss on extinguishment of debt and refinancing costs	—	(10.1)	(0.8)	(18.6)	(2.7)
Interest expense	(228.3)	(217.4)	(209.3)	(185.9)	(123.5)
Interest income	0.1	0.4	0.1	0.4	0.1
Other income	11.3	—	—	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(143.8)	(177.7)	(213.2)	(567.3)	(139.1)
Income tax (provision) benefit	(5.6)	(2.5)	(3.0)	0.4	32.9
Income (loss) before income (loss) from equity investments	(149.4)	(180.2)	(216.2)	(566.9)	(106.2)
Income (loss) from equity investments	(1.2)	(0.4)	—	—	—
Income (loss) from continuing operations	(150.6)	(180.6)	(216.2)	(566.9)	(106.2)
Net income (loss) from discontinued operations, net of tax	—	(8.2)	(20.2)	(10.5)	(33.5)
Net Income (loss)	(150.6)	(188.8)	(236.4)	(577.4)	(139.7)
Less: Net (income) loss attributable to the noncontrolling interest	(0.9)	(0.8)	(1.2)	(1.4)	(1.3)
Net income (loss) attributable to inVentiv Health, Inc.	$(151.5)	$(189.6)	$(237.6)	$(578.8)	$(141.0)
Selected statement of cash flows data:
Net cash provided by (used in) continuing operations:
Operating activities	$106.7	$(46.0)	$22.6	$(13.1)	$99.9
Investing activities	(5.2)	(23.4)	(24.3)	(101.3)	(1,095.1)
Financing activities	(34.7)	25.5	(1.3)	148.2	1,058.3
Selected balance sheet data (at period end):
Cash and cash equivalents	$121.3	$57.1	$116.2	$129.4	$109.3
Total assets	2,152.7	2,105.1	2,216.5	2,370.8	2,756.9
Total debt	2,170.5	2,067.4	1,982.8	1,947.0	1,828.0
Total liabilities	2,923.8	2,718.9	2,624.5	2,532.2	2,433.7
Total stockholder's equity (deficit)	(771.1)	(613.8)	(408.0)	(161.4)	323.2

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those set forth under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Disclosure.” Actual results may differ materially from those contained in any forward-looking statement. The terms “inVentiv,” “Company,” “we,” “us” and “our” refer to inVentiv Health, Inc. and its consolidated subsidiaries.

Our Business

We are a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. We provide a broad range of clinical development and commercialization services that are critical to our clients’ ability to develop and successfully commercialize their products and services. We believe our portfolio of services addresses the varied needs of our clients, who are increasingly outsourcing both their clinical research and development activities, as well as their commercialization activities.

Our broad range of services and our global scale, represented by approximately 14,000 employees having the ability to support clients in approximately 90 countries, allow us to serve as a critical strategic partner for pharmaceutical, biotechnology, medical device and diagnostics, and healthcare companies seeking support in a rapidly changing regulatory and commercial environment. We serve more than 550 client organizations, including all of the 20 largest global pharmaceutical companies.

Our History

On August 4, 2010, we announced the completion of a merger (the “August 2010 Merger”) of inVentiv Acquisition, Inc., a Delaware corporation (“Mergerco”) an indirect wholly-owned subsidiary of inVentiv Group Holdings, Inc. (“Group Holdings” or “Parent”) with and into the Company, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated May 6, 2010, as amended by and among the Company, Group Holdings and Mergerco. As a result of the August 2010 Merger, the Company is a wholly owned subsidiary of Group Holdings, an entity controlled by affiliates of Thomas H. Lee Partners, certain co-investors, members of management and Liberty Lane (together, the “Investors”). The August 2010 Merger was financed by equity contributions from the Investors totaling $390.7 million, along with a $525 million senior term loan facility, a revolver facility providing financing of up to $75 million ($5 million of which was drawn at the closing of the August 2010 Merger) and the private placement of $275 million aggregate principal amount of 10% Senior Unsecured Notes due 2018.

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

Acquisitions have been accounted for as business combinations using the acquisition method of accounting and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition related costs are included in selling, general and administrative expenses (“SG&A”) in the consolidated statements of operations. Allocation of the purchase price for acquisitions was based on estimates of the fair value of the net assets acquired, and for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. The final purchase price allocations may differ materially from the preliminary estimates. In addition, new information about facts and circumstances as of the acquisition date that arises may result in retrospective adjustment to the consolidated statements of operations in the period of acquisition. There were no acquisitions completed in 2015 and 2014. See Note 3 to our consolidated financial statements for additional information related to these transactions.

Catalina Health Acquisition

On October 25, 2013, we completed the acquisition of Catalina Health, a provider of tailored, direct-to-patient medication adherence programs, for no cash consideration at closing. This acquisition expanded our physician and pharmacy partner network and further streamlined the delivery of effective adherence communications. The purchase price is a 5 year contingent earnout obligation based on the combined performance, as defined by the agreement, of Catalina Health and our existing patient adherence business, which is included in our Commercial segment. As of December 31, 2015, there is no remaining goodwill for this acquisition.

i3 Global Acquisition

On June 10, 2011, we completed the acquisition of i3 Global from UnitedHealth Group (“UHG”) for approximately $375.9 million in cash. The purchase price of i3 Global was subject to post-closing adjustment based on the final determination of certain EBITDA and working capital calculations. On May 6, 2013, we and United Health Group finalized the purchase price, which resulted in a $14.2 million payment to us.

Campbell Acquisition

On February 11, 2011, we completed the acquisition of Campbell Alliance Group, Inc. (“Campbell”) for approximately $122.2 million, consisting of cash consideration of $113.3 million and rollover equity of $8.9 million. The acquisition of Campbell enhances the Company’s ability to offer consulting services to pharmaceutical clients with products in various stages of product development. In connection with the acquisition of Campbell, Group Holdings issued unsecured contingent installment notes (the “Campbell Notes”) to certain members of Campbell management (the “Holders”) in which approximately $13.0 million of pre-acquisition equity in Campbell was “rolled over” into the Campbell Notes.

In March 2014, Group Holdings and the Holders agreed to an early termination of the Campbell Notes. In consideration of the termination of the Campbell Notes, Group Holdings agreed to pay the Holders a total of $5.25 million. Of this amount, $1.5 million, $1.75 million and $2.0 million were paid in March 2014, February 2015 and January 2016, respectively.

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

As a result of the manner in which we financed these acquisitions, we have a substantial amount of indebtedness. Our substantial indebtedness and the terms thereof, including covenants and other operating restrictions, combined with our other financial obligations, contractual commitments and near-term trends affecting our business, could have important consequences for holders of our outstanding indebtedness.

The risks related to the integration of our acquisitions and the additional leverage we have incurred in connection therewith include those outlined under “Cautionary Statement Regarding Forward-Looking Disclosure” and “Risk Factors” contained elsewhere in this Annual Report on Form 10-K.

Discontinued Operations

In 2012, we adopted a plan to sell our sample management and medical management businesses, which were small non-core businesses within the Commercial segment. On April 2, 2013, we completed the sale of our sample management business. We abandoned our medical management business in 2014.

The results of these businesses have been classified and presented as discontinued operations in the accompanying consolidated financial statements. The assets and liabilities associated with these businesses are presented in our consolidated balance sheets as assets and liabilities from discontinued operations as of December 31, 2013. The results of operations of these businesses are included in net loss from discontinued operations in the consolidated statements of operations for all periods presented. The cash flows of these businesses are also presented separately in our consolidated statements of cash flows. We recognized losses, net of tax, of $8.2 million and $20.2 million associated with these businesses for the years ended December 31, 2014 and 2013, respectively. There were no recognized losses for the year ended December 31, 2015

The pre-tax loss from discontinued operations includes non-cash long-lived asset impairment charges of $12.8 million for the year ended December 31, 2013. There were no such charges for the years ended December 31, 2015 and 2014.

Business Segments

We provide services through two reportable business segments: Clinical and Commercial. Each business segment is comprised of multiple businesses that are also referred to as “business units,” that when combined establish us as a fully integrated biopharmaceutical services provider.

•

Clinical. inVentiv Health Clinical is a top-tier global CRO. Our comprehensive offerings include clinical trial support for Phase I (investigational drug testing on a  limited number of individuals) through Phase IV (post-marketing approval testing on a significantly larger number of individuals) clinical trials, as well as functional outsourcing, recruiting and staffing services to assist clients in the clinical development of pharmaceutical, biotechnology, medical device and diagnostic products. The scale of our Clinical segment allows us to customize our services to projects of any size, from small, early-phase studies to complex, multinational late-stage trials.

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

We have an agreement to provide commercialization services to a pharmaceutical customer for launch of certain products in return for a royalty on the customer’s net sales. The results of this arrangement are included in Corporate as the contract is managed and evaluated on a corporate level. As these activities were previously included in the Commercial segment information has been restated to include these results in Corporate and Commercial recognized intersegment sales related to performing services under this arrangement.

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

Part of our growth strategy has been the addition of business units through acquisitions. We have and will continue to seek to address the need to offer additional services through acquisitions of other companies. We believe these acquisitions will result in cost savings and synergies, however, we may experience difficulties in completing the integration processes, as well as delays in the expected benefits in the short term, as a significant portion of the integration effort is concentrated in the periods leading up to and immediately following the acquisitions. The impact of the delays could exceed the benefits of cost savings and synergies in the short term.

Across all segments of the business, our engagements are typically comprised of numerous projects. The timing of project starts and completions are subject to various factors. Certain parts of our Clinical segment, the Phase II-IV service offering, have been and may continue to be negatively impacted by project delays. In addition, project start delays and wind downs, including downsizings and conversions of sales teams, have impacted our Selling Solution Services and Communications businesses, which are part of our Commercial segment. We have and will continue to take certain steps to enhance our new business development efforts and reduce operating expenses through cost savings to help mitigate the impact of lower than anticipated revenue levels. These steps may not necessarily be sufficient to offset the impact on our financial results of any revenue shortfall in near term quarterly periods and additional steps may be required.

Critical Accounting Policies

During the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, fair value measures, and related disclosures of assets and liabilities. Accounting estimates and assumptions discussed in this section do not reflect a comprehensive list of all of our accounting policies, but are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Our critical accounting policies include:

Revenue Recognition

Our revenue arrangements are typically service-based contracts which may be on a fixed price or fee-for-service basis and may include variable components such as incentive fees and performance penalties. The duration of our contracts ranges from a few months to several years, depending on the arrangement. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) fees are fixed or determinable, and (iv) collectability is reasonably assured. Our contracts do not generally contain a refund provision. We do not recognize revenue with respect to start-up activities including contract and scope negotiation, and feasibility analysis. The costs for these activities are expensed as incurred. Revenue related to changes in contract scope, which are subject to customer approval, is recognized when amounts are determinable and realization is reasonably assured.

We recognize revenue from our service contracts either using a fee-for-service method, proportional performance method, or completed contract method. For fee-for-service contracts, we record revenue as contractual items (i.e., “units”) are delivered to the customer, or, in the event the contract is time and materials based, when labor hours are incurred. We use the completed contract method when fees are not determinable until all services are delivered to the customer, or, when there is uncertainty with respect to our ability to deliver the services to the customer. We use the proportional performance method when our fees for a service obligation are fixed pursuant to the contractual terms. Revenue is recognized as services are performed and measured on a proportional performance basis, generally using output measures that are specific to the services provided. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. We believe the best indicator of effort expended to complete our performance requirement related to our contractual obligation are the actual units delivered to the customer, or the incurrence of labor hours when no other pattern of performance exists. In the event we use labor hours as the basis for determining proportional performance, we estimate the number of hours remaining to complete our service obligation. Actual hours incurred to complete the service requirement may differ from our estimate, and such differences are accounted for prospectively.

We enter into multiple element arrangements in which we are engaged to provide multiple services under one agreement. In such arrangements, we record revenue as each separate service, or element, is delivered to the customer. Such arrangements are predominantly within our Commercial segment where we are engaged to provide recruiting, deployment, and detailing services. These services may be sold individually or in combination with contractual fees that may be based on fixed fees for each element; variable fees for each element; or a combination of both fixed and variable fees. For the arrangements that include multiple elements, arrangement consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), which is the price we charge when the deliverable is sold separately. When VSOE is not available to determine selling price, we use relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, we use our best estimate of selling price (“BESP”), which generally consists of an expected margin on the cost of the services.

We do not defer costs associated with services to a customer in return for a royalty on the customer’s net sales. Costs are recognized as incurred and royalties will be earned from revenues related to sales of the customer’s product.

Our contracts frequently undergo modifications as the work progresses due to changes in the scope of work being performed.   We do not recognize revenues related to contract modifications until client acceptance and payment is deemed reasonably assured.

We may offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue based on the estimated rebate earned during the period.

Most contracts may be terminated with advance notice from a customer. In the event of termination, our contracts generally require payment for services rendered through the date of termination.

Deferred Revenue

In some cases, a portion of the contract fee is billed or paid at the time the contract is initiated or prior to the service being performed. In the event we bill or receive cash in advance of the services being performed, we record a liability denoted as deferred revenue and client advances in the accompanying consolidated balance sheets and recognize revenue as the services are performed. For the Commercial segment, we are entitled to additional compensation if certain performance-based criteria are achieved over the contract duration. As there is substantive uncertainty regarding the ability to realize such amounts at the onset of the arrangements, such revenues are deferred until we determine it has met the performance-based criteria and the other revenue recognition criteria described above.

Receivables, Billed and Unbilled

In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, submission of appropriate billing detail or the achievement of contract milestones, depending on contract terms. Unbilled services represent services that have been rendered for which revenue has been recognized but amounts have not been billed. Billed receivables represent amounts we have invoiced our customer according to contractual terms.

We maintain an allowance for doubtful accounts for estimated losses inherent in accounts receivable. In establishing the required allowance, we consider historical losses and current market conditions, our clients’ financial condition, receivables in dispute, the receivables aging and payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial condition of one or more of our clients deteriorates in the future, impacting the clients’ ability to make payments, an increase to our allowance might be required or our allowance may not be sufficient to cover actual write-offs.

Business Combinations

We account for business combinations in accordance with the acquisition method of accounting. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The consolidated financial statements and results of operations reflect the operations of the acquired business from the date of the acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net earnings in periods following a business combination. We generally use either the income, cost or market approach to determine the appropriate fair values. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to a present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected for each asset or class of assets or liabilities assumed is based on the relevant characteristics and the availability of information.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to SG&A expenses within the consolidated statements of operations. The changes in the fair value of the contingent consideration obligation are the result of updates to the achievement of expected financial targets and the weighted probability of achieving future financial targets.

Significant judgment is employed in determining the appropriateness of the valuation assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the valuation assumptions could have an impact on our financial statements. See Note 3 to our consolidated financial statements for additional information.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill and other indefinite-lived intangible assets, such as tradenames, are assessed for potential impairment on at least an annual basis or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment, such as a loss of a significant customer, a significant change to our regulatory environment that hinders the ability to conduct business, or a significant downturn in the economy. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level.

As part of our annual goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Reporting units are the level at which discrete financial information is available and reviewed by management on a regular basis. The qualitative assessment is also used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test. Qualitative factors assessed at the reporting unit level include, but are not limited to, macroeconomic, industry and market conditions, competitive environments, results of past impairment tests, new service offerings, cost factors and financial performance of the reporting unit. If we choose not to complete a qualitative assessment for a given reporting unit or if the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, performance of the two-step quantitative impairment test is required.

During the fourth quarter of 2015, we utilized a qualitative assessment (step zero) for 5 of our 14 reporting units with goodwill where the fair value substantially exceeded the carrying value in the prior year step one analysis, no significant changes occurred and no potential impairment indicators existed since the previous evaluation of goodwill.  After weighing all relevant events and circumstances, we concluded that it is not more-likely-than-not that the fair value of the reporting units was less than their carrying value on a reporting unit basis. Consequently, we did not perform a step one quantitative assessment for these reporting units in 2015. These reporting units represented $589.2 million or 66% of the goodwill reported on the consolidated balance sheet at December 31, 2015.  For 2014 and 2013, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment for our reporting units.

For the annual goodwill impairment test at the reporting units with goodwill for which a step zero assessment was not performed, we utilized a two-step quantitative test. In the first step we compared the fair value of each reporting unit to its carrying value. We estimated the fair value of each individual reporting unit using the income approach (discounted cash flow method). The assumptions utilized in the evaluation of the impairment of goodwill under the income approach included a number of estimates and assumptions regarding future revenue, and contribution growth, changes in working capital, income tax rates, foreign currency exchange rates, capital expenditures, weighted average cost of capital (“WACC”) and expected long-term terminal growth rates applicable to each reporting unit.

The cash flows employed in the income approach were based on our most recent budgets, forecasts and business plans as well as various growth rate assumptions for an initial five year period plus a terminal value. The cash flows were discounted to their present value using a WACC ranging from 11%-13% in 2015, 10%-13% in 2014 and 11%-12% in 2013, and included a 2-3% long-term growth rate applied beyond the forecast period. The assumptions and rates used in our impairment tests require significant judgment, and variations in assumptions could result in materially different indications of fair value and, if applicable, the impairment amount.

If the carrying value of the reporting unit exceeds the fair value, the second step of the test is performed to measure the value of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying value of that goodwill. To calculate the implied fair value of goodwill in this second step, we allocate the fair value of the reporting unit to the assets and liabilities of that reporting unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a current business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. The step two assessment performed by the Company resulted in the carrying value of goodwill exceeding the implied fair value of goodwill for certain reporting units and therefore recognition of a pre-tax non-cash goodwill impairment charge of $34.0 million in 2015, $15.8 million in 2014 and $36.9 million in 2013. As of December 31, 2015, there was approximately $135.3 million of goodwill associated with five reporting units for which the fair value of those reporting units does not significantly exceed the respective carrying values as of the last annual impairment assessment. If future cash flows are less than those forecasted in our fair value estimates, additional impairment charges may be required.

We recognized a pretax non-cash goodwill impairment charge of $34.0 million for the year ended December 31, 2015 related to a reporting unit in our patient outcomes service offering for which impairment charges were taken in the prior year and for which forecasted revenue and earnings growth have not been met due to slower than anticipated market demand. There is no remaining goodwill for this reporting unit as of December 31, 2015.

Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach. As part of the Company’s annual indefinite-lived intangible impairment testing, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying value. Qualitative factors assessed at the reporting unit level include, but are not limited to, macroeconomic, industry and market conditions, competitive environments, results of past impairment tests, new service offerings, cost factors and financial performance of the applicable reporting unit. If the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess. The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires the use of estimates. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate. Based on our analysis performed, we recorded an impairment charge of $6.7 million and $4.1 million for the years ended December 31, 2015 and 2014 related to our indefinite-lived intangible assets. There were no impairment charges related to our indefinite-lived intangible assets for the year ended December 31, 2013.

These non-cash impairment charges do not impact our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. Our historical operating results may not be indicative of our future operating results. See Note 5 and 6 to our consolidated financial statements for additional information related to our goodwill and indefinite-lived intangible assets.

Long-lived Assets

We review our long-lived assets, including finite-lived intangible assets, property and equipment, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting sustained losses or a significant change in the use of an asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Should we determine that the carrying values of held-for-use long-lived assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates, projected cash flows from the use of an asset and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

As noted above, economic and market conditions that affected our reporting units required us to test for impairment of long-lived assets pertaining to those businesses during the years ended December 31, 2015, 2014 and 2013. We recorded an impairment charge of $28.5 million, $4.1 million and $2.0 million related to the carrying value of our finite-lived intangible and long-lived assets for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 6 to our consolidated financial statements for additional information related to our finite-lived intangible assets.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income to recover the deferred tax assets, including income generation prior to the expiration of any loss or tax credit carry forwards. The deferred tax assets may be reduced if estimates of future taxable income during the carry forward period decrease. We recorded a full valuation allowance against the domestic net deferred tax assets as it was deemed more likely than not that we will not realize the benefits of these domestic deferred tax assets based on our recent operating results and current projections of future losses. As of December 31, 2015 and 2014, we had a valuation allowance of $406.5 million and $375.6 million, respectively.

Income tax benefits are recognized if we believe that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability greater than 50 percent) that the tax position would be sustained as filed based on the technical merits of a tax position. If a position is determined to be more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. In addition, we maintain reserves for uncertain tax positions, which are included in non-current income tax liability in our consolidated balance sheets. We periodically review these reserves to determine if adjustments to these balances are necessary. We record interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. ASU 2016-02 requires that capital leases, now called finance leases, recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-2 also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-2 on our consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) to simplify the balance sheet classification of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 may be applied either retrospectively to each period presented or on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of our current deferred tax assets to the non-current deferred tax assets in our Consolidated Balance Sheet as of December 31, 2015. The deferred tax assets and liabilities of the prior periods were not retrospectively adjusted. The impact of this guidance on the consolidated balance sheet was not material.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in other assets on our consolidated balance sheets.  The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15 to amend the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 permits presenting debt issuance costs for a line-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We early adopted this guidance as of December 31, 2015 resulting in a reclassification of deferred financing costs to reduce the carrying amount of the debt by $35.4 million and $49.4 million as of December 31, 2015 and 2014, respectively. Deferred financing costs totaling $3.6 million and $4.3 million as of December 31, 2015 and 2014, respectively, relate to line-of-credit costs and are included in other assets in the consolidated balance sheets.

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

Results of Continuing Operations

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net revenues

	For the Year Ended December 31,				Change
(in millions, except percentages)	2015	% of Total	2014	% of Total	$	%
Net revenues:
Clinical	$947.9	47.2%	$870.3	48.0%	$77.6	8.9%
Commercial	1,059.9	52.8%	943.7	52.0%	116.2	12.3%
Intersegment eliminations	(13.5)	—	(7.6)	—	(5.9)	—
Net revenues	$1,994.3	100%	$1,806.4	100.0%	$187.9	10.4%

Net revenues increased approximately $187.9 million to $1,994.3 million in 2015, an increase of 10.4% from $1,806.4 million in 2014, due to an increase in net revenues in our Clinical and Commercial segments. Foreign currency exchange rate fluctuations, which were computed on a constant currency basis calculated by translating the current year results at the prior year average exchange rates, resulted in a decrease of approximately $47.8 million in net revenues for the year ended December 31, 2015.

Clinical net revenues were $947.9 million in 2015 compared to $870.3 million in 2014. This is primarily attributed to increased volume from new projects and existing backlog burn in our full service business, which is comprised of a full range of services supporting Phase II-IV clinical trials including biostatistics, data management, project management, study monitoring, patient recruitment, and global safety and pharmacovigilance. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $33.7 million in net revenues for the year ended December 31, 2015.

Commercial net revenues increased approximately $116.2 million, or 12.3%, to $1,059.9 million in 2015 from $943.7 million in 2014. The increase primarily reflects growth in our Selling Solution Services offering from new project wins, partially offset by a decrease in our patient outcomes service offering. Foreign currency exchange rate fluctuations resulted in a decrease of approximately $14.1 million in net revenues for the year ended December 31, 2015.

Cost of revenues

	For the Year Ended December 31,				Change		Gross Margin
		% of Net		% of Net
(in millions, except percentages)	2015	Revenues	2014	Revenues	$	%	2015	2014
Cost of revenues:
Clinical	$618.4	65.2%	$571.5	65.7%	$46.9	8.2%	34.8%	34.3%
Commercial	714.1	67.4%	637.9	67.6%	76.2	11.9%	32.6%	32.4%
Corporate and other	5.2	—	0.8	—	4.4	550.0%	—	—
Intersegment eliminations	(10.9)	—	(6.6)	—	(4.3)	—	—	—
Cost of revenues	$1,326.8	66.5%	$1,203.6	66.6%	$123.2	10.2%	33.5%	33.4%

Cost of revenues increased $123.2 million, or 10.2%, to $1,326.8 million in 2015 from $1,203.6 million in 2014, due to increases in our Clinical and Commercial segments. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin increased to 33.5% in 2015 compared to 33.4% in 2014.

Clinical cost of revenues increased $46.9 million, or 8.2%, to $618.4 million in 2015 from $571.5 million in 2014. The increase primarily reflects the higher volume in our full service business. Despite the increased cost of revenues, the current mix of projects resulted in an improvement in gross margin to 34.8% compared to 34.3% for the year ended December 31, 2014.

Commercial cost of revenues increased $76.2 million, or 11.9%, to $714.1 million in 2015 from $637.9 million in 2014.  The increase is primarily due to higher volume of projects in our Selling Solution Services offering, partially offset by decreased costs associated with the lower volume in our patient outcomes and improved efficiencies in our communications service offerings. Gross margin increased to 32.6% in 2015 from 32.4% in 2014.

Corporate and other includes costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales. Royalties will be earned on the arrangement from revenues related to sales of the customer’s product. This arrangement is included in Corporate as the contract is managed and evaluated on a corporate level.

Selling, General and Administrative (SG&A)

	For the Year Ended December 31,				Change
		% of Net		% of Net
(in millions, except percentages)	2015	Revenues	2014	Revenues	$	%
SG&A:
Clinical	$240.1	25.3%	$264.8	30.4%	$(24.7)	(9.3)%
Commercial	235.4	22.2%	225.8	23.9%	9.6	4.3%
Corporate and other	49.7	2.5%	38.8	2.1%	10.9	28.1%
Total SG&A	$525.2	26.3%	$529.4	29.3%	$(4.2)	(0.8)%

SG&A expenses decreased $4.2 million, or 0.8%, to $525.2 million in 2015 from $529.4 million in 2014, due to decreases in our Clinical segment SG&A expenses, partially offset by an increase in SG&A in our Commercial segment and Corporate and other.

Clinical SG&A expense decreased $24.7 million, or 9.3%, to $240.1 million in 2015 from $264.8 million in 2014. The decrease is primarily due to lower depreciation and amortization, compensation related costs and facility consolidation, partially offset by an increase in expenses related to information technology investments. Non-cash amortization expense related to finite-lived intangible assets was $29.0 million in 2015 compared to $44.4 million in 2014.

Commercial SG&A expense increased $9.6 million, or 4.3%, to $235.4 million in 2015 from $225.8 million in 2014. The increase in SG&A for our Commercial segment is primarily due to higher compensation related costs and the $4.7 million benefit during 2014 related to the reversal of the fair value of contingent consideration obligation associated with the Catalina acquisition, partially offset by lower depreciation and amortization and professional service fees. Non-cash amortization expense related to finite-lived intangible assets was $18.6 million in 2015 compared to $22.3 million in 2014.

Corporate and other SG&A expense increased $10.9 million, or 28.1%, to $49.7 million in 2015 from $38.8 million in 2014. The increase is primarily due to higher compensation related costs, partially offset by lower information technology investments and professional service fees.

Impairments

	For the Year Ended December 31,
(in millions)	2015	2014
Impairments of goodwill and long-lived assets	$69.2	$24.0

In the fourth quarter of 2015 and 2014, we performed our annual goodwill and indefinite-lived intangible asset impairment assessment. We concluded that the fair value of certain of our reporting units was less than the carrying value and recorded a goodwill and long-lived asset impairment charge of $34.0 million and $35.2 million, respectively, in 2015. We recorded a goodwill and long-lived asset impairment charge of $15.8 million and $8.2 million, respectively, in 2014. See Notes 5 and 6 to our consolidated financial statements for additional information.

These non-cash impairment charges do not impact our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections for those reporting units. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Loss on Extinguishment of Debt and Refinancing Costs

	For the Year Ended December 31,
(in millions)	2015	2014
Loss on extinguishment of debt and refinancing costs	$—	$10.1

For the year ended December 31, 2014, we recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million related to the August 15, 2014 exchange offer described under “—Financial Condition, Liquidity and Capital Resources—Long-Term Debt and Credit Facilities”. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments. See Note 7 to the Unaudited Condensed Consolidated Financial Statements provided herewith.

Interest Expense, Net

	For the Year Ended December 31,
(in millions)	2015	2014
Interest expense, net	$228.2	$217.0

Interest expense, net increased $11.2 million to $228.2 million in 2015 from $217.0 million in 2014. The higher interest expense reflects both a higher average debt balance and higher average interest rates for 2015 compared to 2014 as a result of the August 15, 2014 exchange offer described under “—Financial Condition, Liquidity and Capital Resources—Long-Term Debt and Credit Facilities”.  Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $19.0 million and $18.6 million, for the years ended December 31, 2015 and 2014, respectively, and penalty interest on the Senior Unsecured Notes of $2.2 million and $6.5 million, for the years ended December 31, 2015 and 2014, respectively.

(Provision) Benefit for Income Taxes

	For the Year Ended December 31,
		Effective		Effective
(in millions, except percentages)	2015	Tax Rate	2014	Tax Rate
(Provision) benefit for Income taxes	$(5.6)	(3.9)%	$(2.5)	(1.4)%

The reconciliation between our statutory tax rate (reflecting a tax benefit on our consolidated loss) and the effective tax rate (a tax provision) is provided in Note 16 to the consolidated financial statements. The 2015 consolidated tax provision of $5.6 million primarily reflects that (i) the Company continues to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) records a tax provision for certain foreign and state jurisdictions that are generating earnings, (iii) incurs a deferred tax provision in its domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) records changes in unrecognized tax benefits (including related penalties and interest) as they occur. The tax provision included $1.0 million of foreign taxes, $4.9 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill (reduced by the reduction in previously recorded deferred taxes related to impairments of indefinite-lived intangible assets and goodwill), and a $0.3 million net decrease in unrecognized tax benefits. The provision for foreign taxes included a $5.9 million deferred tax benefit from the release of a portion of the Company’s valuation allowance for its Canadian jurisdiction. We will record tax expense related to the amortization of our tax deductible indefinite-lived intangible assets and goodwill during those future periods for which we maintain a domestic valuation allowance or until our unamortized balance of $133.0 million at December 31, 2015 is fully amortized for tax purposes.

The 2014 tax provision of $2.5 million included $3.2 million of foreign taxes, $4.4 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill (reduced by the reduction in previously recorded deferred taxes related to impairments of indefinite-lived intangible assets and goodwill), a $5.2 million net decrease in unrecognized tax benefits, primarily from the favorable resolution of an Internal Revenue Service examination, and $0.1 million of other items.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net revenues

	For the Year Ended December 31,				Change
(in millions, except percentages)	2014	% of Total	2013(1)	% of Total	$	%
Net revenues:
Clinical	$870.3	48.0%	$865.1	52.5%	$5.2	0.6%
Commercial	943.7	52.0%	784.1	47.5%	159.6	20.4%
Intersegment eliminations	(7.6)	—	(4.6)	—	(3.0)	—
Net revenues	$1,806.4	100.0%	$1,644.6	100.0%	$161.8	9.8%

(1)	During 2013, we completed the acquisition of Catalina Health, which is reported in our Commercial segment.

Net revenues increased approximately $161.8 million to $1,806.4 million in 2014, an increase of 9.8% from $1,644.6 million in 2013, primarily due to an increase in net revenues in our Commercial segment. Approximately $43.4 million of the $159.6 million increase in net revenues in our Commercial segment was attributable to the current year net revenues of Catalina Health, which we acquired on October 25, 2013. The impact of foreign currency movements, which were computed on a constant currency basis calculated by translating the current year results at the prior year average exchange rates, resulted in an approximately $1.2 million decrease in net revenues for the year ended December 31, 2014.

Clinical net revenues were $870.3 million in 2014 compared to $865.1 million in 2013. The impact of foreign currency movements resulted in approximately $2.6 million of additional net revenues for the year ended December 31, 2014.

Commercial net revenues increased approximately $159.6 million, or 20.4%, to $943.7 million in 2014 from $784.1 million in 2013. Approximately $43.4 million of the increase in net revenues in our Commercial segment was attributable to the current year net revenues of Catalina Health, which we acquired on October 25, 2013. Excluding the impact of our Catalina Health acquisition, net revenues for our Commercial segment increased approximately $116.2 million. The increase primarily reflects growth in our Selling Solution Services offering from new project wins and international growth, as well as increases from our communications service offering, partially offset by a decrease in our patient outcomes service offering. The impact of foreign currency movements resulted in a $3.8 million decrease in net revenues for the year ended December 31, 2014.

Cost of revenues

	For the Year Ended December 31,				Change		Gross Margin
		% of Net		% of Net
(in millions, except percentages)	2014	Revenues	2013(1)	Revenues	$	%	2014	2013
Cost of revenues:
Clinical	$571.5	65.7%	$572.2	66.1%	$(0.7)	(0.1)%	34.3%	33.9%
Commercial	637.9	67.6%	516.7	65.9%	121.2	23.5%	32.4%	34.1%
Corporate and other	0.8	—	—	—	0.8	—	—	—
Intersegment eliminations	(6.6)	—	(4.1)	—	(2.5)	—	—	—
Cost of revenues	$1,203.6	66.6%	$1,084.8	66.0%	$118.8	11.0%	33.4%	34.0%

(1)	During 2013, we completed the acquisition of Catalina Health, which is reported in our Commercial segment.

Cost of revenues increased $118.8 million, or 11.0%, to $1,203.6 million in 2014 from $1,084.8 million in 2013, due to an increase in cost of revenues in our Commercial segment.  Approximately $29.1 million of the increase in cost of revenues in our Commercial segment was attributable to the current year cost of revenues of Catalina Health, which we acquired on October 25, 2013. Our cost of revenues consists primarily of payroll-related costs of client-serving personnel and internal support staff, third-party service providers, postage and freight, travel and certain facilities costs. Gross margin decreased to 33.4% in 2014 compared to 34.0% in 2013.

Clinical cost of revenues decreased $0.7 million, or 0.1%, to $571.5 million in 2014 from $572.2 million in 2013. Gross margin increased to 34.3% in 2014 compared to 33.9% in 2013, due primarily to lower compensation costs in the current year.

Commercial cost of revenues increased $121.2 million, or 23.5%, to $637.9 million in 2014 from $516.7 million in 2013. Approximately $29.1 million of the increase in cost of revenues in our Commercial segment was attributable to the current year cost of revenues of Catalina Health, which we acquired on October 25, 2013. Excluding the impact of our Catalina Health acquisition, cost of revenues for our Commercial segment increased $92.1 million, which is primarily due to higher volume of revenue activity in our sales team service offering, partially offset by decreases in our patient outcomes service offering. Gross margin decreased to 32.4% in 2014 from 34.1% in 2013 due primarily to fees received in 2013 related to sales team conversions, new sales team start-up costs and international expansion in 2014.

Corporate and other includes costs incurred in connection with an agreement to provide commercialization services to a pharmaceutical customer for launch of certain specified products in return for a royalty on the net sales. Royalties will be earned on the arrangement from revenues related to sales of the customer’s product. This arrangement is included in Corporate as the contract is managed and evaluated on a corporate level.

Selling, General and Administrative (SG&A)

	For the Year Ended December 31,				Change
		% of Net		% of Net
(in millions, except percentages)	2014	Revenues	2013(1)	Revenues	$	%
SG&A:
Clinical	$264.8	30.4%	$269.1	31.1%	$(4.3)	(1.6)%
Commercial	225.8	23.9%	222.6	28.4%	3.2	1.4%
Corporate and other	38.8	2.1%	46.6	2.8%	(7.8)	(16.7)%
Total SG&A	$529.4	29.3%	$538.3	32.7%	$(8.9)	(1.7)%

(1)	During 2013, we completed the acquisition of Catalina Health, which is reported in our Commercial segment.

SG&A expenses decreased $8.9 million, or 1.7%, to $529.4 million in 2014 from $538.3 million in 2013, due primarily to decreases in our Clinical segment and Corporate and other SG&A, partially offset by an increase in SG&A in our Commercial segment. Included in SG&A in our Commercial segment was $15.1 million related to the current year SG&A of Catalina Health, which we acquired on October 25, 2013.

Clinical SG&A expenses decreased $4.3 million, or 1.6%, to $264.8 million in 2014 from $269.1 million in 2013. The decrease reflects savings from facility optimization and lower depreciation and amortization, partially offset by information technology investments. Non-cash amortization expense related to finite-lived intangible assets was $44.4 million in 2014 compared to $46.6 million in 2013.

Commercial SG&A expenses increased $3.2 million, or 1.4%, to $225.8 million in 2014 from $222.6 million in 2013. Approximately $15.1 million of the increase in SG&A in our Commercial segment was attributable to the current year SG&A of Catalina Health, which we acquired on October 25, 2013.  Excluding the impact of our Catalina Health acquisition, SG&A for our Commercial segment decreased $11.9 million, which was due primarily to the $4.7 million decrease in the fair value of the contingent consideration associated with the Catalina acquisition, lower facility consolidation costs and depreciation and amortization. Non-cash amortization expense related to finite-lived intangible assets was $22.3 million in 2014 compared to $25.6 million in 2013.

Corporate and other SG&A expenses decreased $7.8 million, or 16.7%, to $38.8 million in 2014 from $46.6 million in 2013. The decrease is primarily the result of lower compensation and benefit related costs and professional service fees.

Impairments

	For the Year Ended December 31,
(in millions)	2014	2013
Impairments of goodwill and long-lived assets	$24.0	$38.9

In the fourth quarter of 2014 and 2013, we performed our annual goodwill and indefinite-lived intangible asset impairment assessment. We concluded that the fair value of certain of our reporting units was less than the carrying value and recorded a goodwill and long-lived asset impairment charge of $15.8 million and $8.2 million, respectively, in 2014. We recorded a goodwill and long-lived asset impairment charge of $36.9 million and $2.0 million, respectively, in 2013. See Notes 5 and 6 to our consolidated financial statements for additional information.

These non-cash impairment charges do not impact our liquidity, compliance with any covenants under our debt agreements or potential future results of operations. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections for those reporting units. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in our performance or our future projections, or changes in our plans for one or more reporting units.

Loss on Extinguishment of Debt and Refinancing Costs

	For the Year Ended December 31,
(in millions)	2014	2013
Loss on extinguishment of debt and refinancing costs	$10.1	$0.8

For the year ended December 31, 2014, we recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million related to the August 15, 2014 exchange offer. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments. See Note 9 to our consolidated financial statements for additional information. For the year ended December 31, 2013, we recognized a loss on extinguishment of debt of $0.8 million in connection with the execution of the ABL Facility.

Interest Expense, Net

	For the Year Ended December 31,
(in millions)	2014	2013
Interest expense, net	$217.0	$209.2

Interest expense, net increased by $7.8 million to $217.0 million in 2014 from $209.2 million in 2013. The higher interest expense reflects both a higher average debt balance and higher average interest rates for 2014 compared to 2013 as a result of the exchange offer on August 15, 2014, see Note 9 to our consolidated financial statements for additional information.  Interest expense includes non-cash debt issuance costs and bond discount/premium amortization of $18.6 million for each of the years ended December 31, 2014 and 2013, and penalty interest on the Senior Unsecured Notes of $6.5 million and $8.0 million for the years ended December 31, 2014 and 2013, respectively.

(Provision) Benefit for Income Taxes

	For the Year Ended December 31,
		Effective		Effective
(in millions, except percentages)	2014	Tax Rate	2013	Tax Rate
(Provision) benefit for Income taxes	$(2.5)	(1.4)%	$(3.0)	(1.4)%

The reconciliation between our statutory tax rate (reflecting a tax benefit on our consolidated loss) and the effective tax rate (a tax provision) is provided in Note 16 to the consolidated financial statements. The 2014 tax provision of $2.5 million included $3.2 million of foreign taxes, $4.4 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill (reduced by the reduction in previously recorded deferred taxes related to impairments of indefinite-lived intangible assets and goodwill), a $5.2 million net decrease in unrecognized tax benefits, primarily from the favorable resolution of an Internal Revenue Service examination, and $0.1 million of other items.  The 2013 tax provision of $3.0 million included $1.5 million of foreign tax benefits, $5.4 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill (reduced by the reduction in previously recorded deferred taxes related to impairments of indefinite-lived intangible assets and goodwill), a $2.5 million net decrease in unrecognized tax benefits, and $1.6 million of other items.

Financial Condition, Liquidity and Capital Resources

We finance our operations, growth and business acquisitions with cash flow from operations and borrowings under our credit facilities. Investing activities reflect primarily the costs of acquisitions and capital expenditures. As of December 31, 2015 and 2014, we had unrestricted cash and cash equivalents of $121.3 million and $57.1 million, respectively. As of December 31, 2015, approximately $66.1 million is held by non U.S. subsidiaries and may be remitted without materially impacting future tax provisions.

Net Financial Liabilities, as shown below:

	December 31,
(in millions)	2015	2014
Financial assets:
Cash and cash equivalents	$121.3	$57.1
Restricted cash	1.6	1.7
Total financial assets	122.9	58.8
Financial liabilities:
Current portion of capital leases and other financing arrangements	23.3	16.3
Term Loan Facility	575.3	575.3
Senior Secured Notes	625.0	625.0
ABL Facility	—	—
Junior Lien Secured Notes	569.7	507.0
Senior Unsecured Notes	376.3	376.3
International Facility	—	—
Long-term portion of capital leases	45.3	29.3
Less: unamortized premium (discount)	(9.0)	(12.4)
Less: deferred financing costs	(35.4)	(49.4)
Total debt	2,170.5	2,067.4
Net financial liabilities	$(2,047.6)	$(2,008.6)

Cash Flows

	For the Year Ended December 31,
(in millions)	2015	2014	2013
Cash provided by (used in) continuing operations:
Operating activities	$106.7	$(46.0)	$22.6
Investing activities	(5.2)	(23.4)	(24.3)
Financing activities	(34.7)	25.5	(1.3)

For the Year December 31, 2015 versus the Year Ended December 31, 2014

Cash provided by operating activities from continuing operations increased by $152.7 million to $106.7 million for the year ended December 31, 2015, compared to cash used in operating activities from continuing operations of $46.0 million for the year ended December 31, 2014.  The increase in cash provided by operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a reduction in cash paid for interest, growth in the business and timing of cash flows associated with certain accruals and other liabilities.

Cash used in investing activities decreased by $18.2 million to $5.2 million for the year ended December 31, 2015 compared to $23.4 million for the year ended December 31, 2014. For the year ended December 31, 2015, the primary use of cash related to our purchase of property and equipment, partially offset by proceeds from the sale of a business (inVentiv Patient Access Solutions), our fleet vehicle sales and rebates on our vehicle leases. For the year ended December 31, 2014, the primary use of cash related to our purchase of property and equipment, partially offset by proceeds from our fleet vehicle sales and rebates on our vehicle leases.

Cash used in financing activities increased by $60.2 million to $34.7 million for the year ended December 31, 2015, compared to cash provided by financing activities of $25.5 million for the year ended December 31, 2014. Cash used for the year ended December 31, 2015 primarily reflects payments on our capital lease obligations and other financing arrangements, payment of debt issuance costs and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash provided by financing activities for the year ended December 31, 2014 primarily reflects proceeds from issuance of debt, partially offset by payments on our capital lease obligations and other financing arrangements, payment of debt issuance costs and partial settlement of an installment note related to our 2011 Campbell acquisition.

For the Year December 31, 2014 versus the Year Ended December 31, 2013

Cash used in operating activities from continuing operations increased by $68.6 million to $46.0 million during the year ended December 31, 2014, compared to cash provided by operating activities of $22.6 million for the year ended December 31, 2013. The increase in cash used in operations for the year ended December 31, 2014 was primarily due to higher debt service costs compared to the year ended December 31, 2013, current year refinancing costs, and timing of cash flows associated with our billed and unbilled receivables and certain accruals and other liabilities.

Cash used in investing activities from continuing operations decreased by $0.9 million to $23.4 million during the year ended December 31, 2014 compared to $24.3 million for the year ended December 31, 2013. For the year ended December 31, 2014 and 2013, the primary use of cash related to our purchase of property and equipment and disbursements for investments, partially offset by proceeds from our fleet vehicle sales and rebates on our vehicle leases.

Cash provided by financing activities increased by $26.8 million to $25.5 million for the year ended December 31, 2014, compared to cash used in financing activities of $1.3 million for the year ended December 31, 2013. The year ended December 31, 2014 primarily reflects proceeds from issuance of debt, partially offset by payments on our capital lease obligations and other financing arrangements, payment of debt issuance costs and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash used for the year ended December 31, 2013 primarily relates to payments on our capital lease obligations and other financing arrangements and payment of debt issuance costs, partially offset by proceeds from issuance of debt.

Long-term Debt and Credit Facilities

At December 31, 2015, we had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans.  We had $625.0 million outstanding under the Senior Secured Notes, and there were no outstanding borrowings under the ABL Facility (as defined below).  We also had $569.7 million outstanding under the Junior Lien Secured Notes (as defined below), and $376.3 million outstanding under the Senior Unsecured Notes.  In addition, we had capitalized leases and other financing arrangements of $68.6 million outstanding as of December 31, 2015.

On January 8, 2016, our Board of Directors approved the repurchase of our Junior Lien Secured Notes and the subsequent cancellation of such repurchased notes (the “PIK Note Repurchase”). We have repurchased and cancelled an aggregate principal amount of $23.7 million of our Junior Lien Secured Notes through open market purchases for $23.1 million.  As a result of the PIK Note Repurchase, we will reduce our debt and a pro rata portion of our associated deferred financing costs on the transactions.

Senior Secured Credit Facilities

On August 4, 2010, we, our parent, Citibank, N.A., certain financial institutions and certain of our subsidiaries entered into the Senior Secured Credit Facilities, consisting of a $525 million term loan facility and a $75 million revolving credit facility.

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of our domestic subsidiaries’ assets on par with the lien granted to the holders of our Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility.  Amounts borrowed under the Senior Secured Credit Facilities are  subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii) 1.50%.  On July 28, 2014, we amended the Senior Secured Credit Facilities to extend the maturity date of the B1-2 loans to May 2018 from August 2016 by replacing the B1-2 loans with new B4 loans.  All of our outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of December 31, 2015 and 2014, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.  As of December 31, 2015 and 2014, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. The terms contained in the Senior Secured Credit Facilities provide for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

9% Senior Secured Notes due 2018

On December 13, 2013, we issued an additional $25 million of aggregate principal amount of 9.0% Senior Secured Notes due 2018.  The additional notes were issued at a 2.5% premium, have the same terms and are treated as a single series with the previously issued $600 million Senior Secured Notes.

Our $625.0 million Senior Secured Notes bear interest at a rate of 9.0% per annum and mature on January 15, 2018. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Secured Notes are secured by a senior lien on all assets of the Company and its domestic subsidiaries on par with the lien granted pursuant to the Senior Secured Credit Facilities and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility.  The Senior Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated secured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. We are not obligated to file a registration statement related to the Senior Secured Notes. The indenture governing the Senior Secured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

Asset Based Revolving Credit Facility

On August 16, 2013, we, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility (the “ABL Facility”) which matures on August 16, 2018 and replaced the revolving credit facility that was previously part of the Senior Credit Facilities.

The ABL Facility contains customary covenants and restrictions on our and our subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions, acquisitions, divestitures and ability to enter into certain transactions with affiliates.  The ABL Facility requires us to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, accounting for the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given our available borrowing capacity as of December 31, 2015. All obligations under the ABL Facility are secured by our wholly owned domestic subsidiaries (with certain agreed upon exceptions) and secured by a first priority lien on our and such domestic subsidiaries’ current assets and a second priority lien on all of our and such domestic subsidiaries’ other assets. The credit agreement governing our ABL Facility also provides for customary events of default.

The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. We periodically borrow from the ABL facility to finance our temporary working capital needs. As of December 31, 2015, we had no outstanding borrowings under our ABL Facility, approximately $18.8 million in letters of credit outstanding against the ABL Facility and we would have been able to borrow up to an additional $131.2 million.

Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing.  The applicable margin percentage for asset based revolving loans is a percentage per annum and range from 1.0% to 1.5% for base rate loans or 2.0% to 2.5% for Eurodollar rate loans. The applicable margin percentage with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability.  As of December 31, 2015, the interest rate applicable to the ABL Facility was 4.25%.

We are also required to pay an unused line fee to the lenders under the ABL Facility on the committed but unutilized balance of the facility at a rate of 0.25% to 0.375% per annum, depending on utilization.

10%/12% Junior Lien Secured Notes due 2018

In August 2014, we issued $507.0 million aggregate principal amount of our Junior Lien Secured Notes (reflected as $569.7 million at December 31, 2015). Our Junior Lien Secured Notes bear interest at a cash rate of 10% per annum and a PIK rate of 12% per annum and mature on August 15, 2018. Interest on the Junior Lien Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year. We may elect to pay interest by increasing the amount of the Junior Lien Secured Notes by issuing additional Junior Lien Secured Notes for six interest payment periods in the aggregate. The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by our assets and the assets of our subsidiary guarantors that secure the obligations under our Senior Unsecured Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payments with all of our and the guarantors’ existing and future unsubordinated indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any.

On August 15, 2014, we consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of our Senior Unsecured Notes in which we issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of our Senior Unsecured Notes. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. We paid $30.4 million, $32.2 million and $34.2 million of interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015, respectively, in PIK interest, and did not elect to pay interest for the period commencing February 15, 2016 in PIK Interest. As further described in Note 21 to our consolidated financial statements, we repurchased $23.7 million in face value of our Junior Lien Secured Notes during the first quarter of 2016.

The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). As of December 31, 2015, we accrued 12% interest on the Junior Lien Secured Notes, which is included in other non-current liabilities as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes.  On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25 million of Junior Lien Secured Notes and $26.3 million of our 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of our Senior Unsecured Notes were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 we issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of our Senior Unsecured Notes as consideration for such holders’ agreement to tender the 10% Senior Unsecured Notes due 2018 held by them into the Junior Lien Notes Exchange Offer. In connection with the Junior Lien Notes Exchange Offer, our term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment and the issuance of the Backstop Consideration and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans.  There was no net change in the outstanding principal balance of the term loans as a result of the modified terms.

The indenture governing the Junior Lien Secured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

10% Senior Unsecured Notes due 2018

As a result of the Junior Lien Notes Exchange Offer and the New Money Investment, we had $376.3 million in Senior Unsecured Notes outstanding as of December 31, 2015. The Senior Unsecured Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018. Interest on the Senior Unsecured Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes are guaranteed, on an unsecured senior basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. The Senior Unsecured Notes are our and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of our and the guarantors’ existing and future unsubordinated unsecured indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any. The indenture governing the Senior Unsecured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

We entered into registration rights agreements in connection with the issuances of the Senior Unsecured Notes. Under the registration rights agreement with respect to the notes issued on August 4, 2010 in connection with the August 2010 Merger, we agreed to use reasonable best efforts to file a registration statement related to the exchange of such notes for exchange notes with the SEC on or prior to the 270th day after August 4, 2010, to cause such registration statement to become effective under the Securities Act on or prior to the earlier of the 90th day following such filing or the 360th day after August 4, 2010, and to consummate the exchange offer on or prior to the 30th day after effectiveness. The registration rights agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.00% per annum. The registration rights agreements with respect to the additional notes issued on June 10, 2011 and July 13, 2011 contain similar requirements. As a result of the effectiveness of the registration statement relating to the Senior Unsecured Notes under the Securities Act and completion of the subsequent exchange offer for the Senior Unsecured Notes, the obligation to pay additional interest on $185.5 million of the notes issued in 2010 ceased on August 5, 2015 and the obligation to pay additional interest on $164.5 million of notes issued in 2011 ceased on September 3, 2015.

International Facility

On July 1, 2015 one of our indirect subsidiaries in the United Kingdom entered into an asset-based lending facility for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its U.S lending facilities.  This new facility will be used to enhance international cash management. At December 31, 2015, we had no outstanding borrowings under the International Facility and we would have been able to borrow up to $14.3 million.

Non-Guarantor Subsidiaries

Our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are not guaranteed by certain of our subsidiaries, including all of our non-U.S. subsidiaries or non-wholly owned subsidiaries. Accordingly, claims of holders of the notes and lenders under our Senior Secured Credit Facilities will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of our indebtedness.  For supplemental financial information relating to our guarantor subsidiaries and non-guarantor subsidiaries, see Note 20 to the Consolidated Financial Statements provided herewith.

Anticipated Cash Requirements

Our primary cash needs are for operating expenses, such as salaries and fringe benefits, hiring and recruiting, business development and facilities, business acquisitions, capital expenditures, and repayment of principal and interest on our borrowings. Our principal source of cash is from the performance of services under contracts with our clients. If we were unable to generate new contracts with existing and new clients, if the level of contract cancellations increased, or if contract delays lengthen or increase, our revenue and cash flow would be adversely affected. We expect to continue to acquire businesses to enhance our service and product offerings, expand our therapeutic expertise, and/or increase our global presence. Depending on their size, any future acquisitions may require additional external financing, and we may from time to time seek to obtain funds from public or private issuances of equity or debt securities. We may be unable to secure such financing under terms acceptable to us, as a result of our outstanding borrowings. In addition, the interest rates on our Senior Secured Credit Facilities are based on variable market indices, which are subject to a floor. As a result, the amount of interest payable on the Senior Secured Credit Facilities may increase if market interest rates increase above such floor.  Interest rates on the ABL Facility and the International Facility are also based on variable market indices.  Changes to these market indices will increase or decrease the amount of interest payable on the ABL Facility.

At December 31, 2015, we had cash and cash equivalents of $121.3 million and $131.2 million of unused availability under our ABL Facility and International Facility to fund our general working capital needs. However, we cannot provide assurance that these sources of liquidity will be sufficient to fund all internal needs, investments and acquisition activities that we may wish to pursue. If we pursue significant internal growth initiatives or if we wish to acquire additional businesses in transactions that include cash payments as part of the purchase price, we may pursue additional debt or equity sources to finance such transactions and activities, depending on market conditions.

We and our subsidiaries, affiliates and significant shareholders may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. As further described in Note 21 to our consolidated financial statements, we repurchased $23.7 million in face value of our Junior Lien Secured Notes during the first quarter of 2016. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that our current cash and equivalents, along with cash that will be provided by future operations and available credit under the Senior Secured Credit Facilities and the ABL Facility and the International Facility will be sufficient to fund our current operating requirements over the following twelve months.

Commitments and Contractual Obligations

A summary of our current contractual obligations and commercial commitments as of December 31, 2015 is as follows (in millions):

	Total amounts
Contractual Obligations	for all years	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations (a)
Principal payments	$2,180.5	$—	$2,180.5	$—	$—
Interest payments (b)	508.9	170.4	338.4	0.1	—
Capital lease obligations (c)	69.4	22.6	38.8	8.0	—
Other financing arrangements	1.9	1.9	—	—	—
Operating leases (d)	227.4	41.1	66.9	43.4	76.0
Acquisition contingent consideration accrued on the balance sheet (e)	0.5	0.5	—	—	—
Deferred compensation plan accrued on the balance sheet (f)	12.1	—	—	—	12.1
Other non-current liabilities (g)	—	—	—	—	—
Management Agreement with the Managers (h)	—	—	—	—	—
Total obligations	$3,000.7	$236.5	$2,624.6	$51.5	$88.1

(a)

These future commitments represent the principal and interest payments with respect to the term loan facility, 9% Senior Secured Notes, Junior Lien Secured Notes and 10% Senior Unsecured Notes. We have assumed herein that the remaining five semi-annual interest payments of our Junior Lien Secured Notes will be settled in cash, subject to change based on an election that will be made by us for each respective interest payment period. The February 15, 2016 semi-annual interest payment was settled through the issuance of an additional $34.2 million of Junior Lien Secured Notes.  Subsequent to December 31, 2015, we repurchased $23.7 million principal amount of our Junior Lien Secured Notes as discussed in Note 21 to the consolidated financial statements.

(b)	Future interest payments on our variable debt are based on the effective interest rate at December 31, 2015.
(c)

These future commitments include interest and lease administration fees of $2.8 million, which are not recorded on the consolidated balance sheets as of December 31, 2015, but will be recorded as incurred.

(d)	Minimum lease payments have not been reduced by the minimum sublease payments of $6.3 million due from January 2016 to February 2019 under noncancellable subleases.
(e)	Represents management’s estimate of acquisition related contingent consideration if the acquired businesses achieve specified performance measurements and the amounts payable on the Campbell Notes.
(f)

The deferred compensation plan (the “Plan”) liability is recorded in other non-current liabilities on the consolidated balance sheets. The obligations are payable upon retirement or termination of employment. We have established an irrevocable trust to hold assets to partially fund benefit obligations under the Plan, but cannot reasonably estimate the amount or timing of payments, if any, which we will make related to this liability.

(g)	At December 31, 2015, we had $25.5 million of unrecognized tax benefits that we cannot reasonably estimate the amount or timing of payments, if any.
(h)

On August 4, 2010, upon completion of the August 2010 Merger, we entered into a management agreement with THL Managers VI, LLC, pursuant to which THL Managers will provide us with management services. Pursuant to the THL Management Agreement, the THL Managers will receive an aggregate annual management fee in the amount per year equal to the greater of (a) $2.5 million, or (b) 1.5% of EBITDA. The management agreement with the THL Managers includes customary exculpation and indemnification provisions in favor of the THL Managers and their affiliates. The THL Managers may terminate their management agreement at any time. The THL Managers’ management agreement will terminate automatically upon an initial public offering or a change of control. Upon termination due to an initial public offering or a change of control, the THL Managers will be entitled to a termination fee based on the net present value of their annual fee due during the remaining period from the date of termination to the then applicable scheduled date of termination of their management agreement. We cannot reasonably estimate the total amount of payments under the agreement given the agreement’s termination clauses and therefore have not included any amounts in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.

Long-Term Debt Exposure

We will incur variable interest expense with respect to the loans primarily under our Senior Secured Credit Facilities and outstanding borrowings under our ABL Facility and International Facility. Based on our variable rate debt outstanding at December 31, 2015, a hypothetical increase or decrease of 10% of current market rates would not have an effect on our interest expense since market rates are well below the minimum interest rate level we are required to pay pursuant to our Credit Agreement (i.e., 1.5% Eurodollar floor) and there are no outstanding borrowings under our ABL Facility.

Foreign Currency Exchange Rate Exposure

Our international expansion has resulted in increased foreign exchange rate exposure and we may become more susceptible to foreign currency exchange rate exposure as we continue to expand our international operations. We may enter into forward exchange contracts to mitigate this variability.

The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At December 31, 2015, the accumulated other comprehensive loss related to foreign currency translations was approximately $37.6 million.

We have service revenues denominated in currencies other than the United States dollar. Our financial statements are reported in United States dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into United States dollars for purposes of reporting our consolidated financial results. In 2015 and 2014, the most significant currency exchange rate exposures were the British pound, Euro, Canadian dollar and Japanese Yen.  Excluding the impacts from any potential future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to United States dollars would have impacted income before income taxes for 2015 by approximately $1.1 million. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts. Historically we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

inVentiv Health, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of inVentiv Health, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of inVentiv Health, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 18, 2016

INVENTIV HEALTH, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$121,317	$57,059
Restricted cash	1,607	1,717
Accounts receivable, net of allowances for doubtful accounts of $5,395 and $4,143 at December 31, 2015 and 2014, respectively	359,081	302,847
Unbilled services	207,465	179,036
Prepaid expenses and other current assets	42,930	38,225
Income tax receivable	1,076	1,363
Current deferred tax assets	—	7,512
Total current assets	733,476	587,759
Property and equipment, net	142,032	121,859
Goodwill	895,369	931,787
Intangible assets, net	334,646	417,824
Non-current deferred tax assets	10,032	3,944
Other assets	37,134	41,882
Total assets	$2,152,689	$2,105,055
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:

Current portion of capital lease obligations and other financing arrangements	$23,333	$16,265
Accrued payroll, accounts payable and accrued expenses	333,726	286,613
Income taxes payable	5,484	1,209
Deferred revenue and client advances	246,656	199,130
Total current liabilities	609,199	503,217
Capital lease obligations, net of current portion	45,258	29,324
Long-term debt, net of current portion	2,101,885	2,021,852
Non-current income tax liability	5,942	6,461
Deferred tax liability	73,360	77,232
Other non-current liabilities	88,153	80,756
Total liabilities	2,923,797	2,718,842
Commitments and contingencies (Note 11 and 12)
inVentiv Health, Inc. stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Additional paid-in-capital	573,739	569,863
Accumulated deficit	(1,309,136)	(1,157,668)
Accumulated other comprehensive loss	(37,340)	(27,377)
Total inVentiv Health, Inc. stockholder’s deficit	(772,736)	(615,181)
Noncontrolling interest	1,628	1,394
Total stockholder’s deficit	(771,108)	(613,787)
Total liabilities and stockholder’s deficit	$2,152,689	$2,105,055

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net revenues	$1,994,318	$1,806,405	$1,644,555
Reimbursed out-of-pocket expenses	326,955	266,786	259,925
Total revenues	2,321,273	2,073,191	1,904,480
Operating expenses:
Cost of revenues	1,326,782	1,203,636	1,084,767
Reimbursable out-of-pocket expenses	326,955	266,786	259,925
Selling, general and administrative expenses	525,229	529,366	538,328
Proceeds from purchase price finalization	—	—	(14,221)
Impairment of goodwill	33,964	15,795	36,864
Impairment of long-lived assets	35,193	8,228	2,017
Total operating expenses	2,248,123	2,023,811	1,907,680
Operating income (loss)	73,150	49,380	(3,200)
Loss on extinguishment of debt and refinancing costs	—	(10,062)	(818)
Interest expense	(228,287)	(217,473)	(209,350)
Interest income	88	424	119
Other income	11,318	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(143,731)	(177,731)	(213,249)
Income tax (provision) benefit	(5,567)	(2,507)	(2,955)
Income (loss) before income (loss) from equity investments	(149,298)	(180,238)	(216,204)
Income (loss) from equity investments	(1,279)	(404)	15
Income (loss) from continuing operations	(150,577)	(180,642)	(216,189)
Net income (loss) from discontinued operations, net of tax	—	(8,163)	(20,228)
Net Income (loss)	(150,577)	(188,805)	(236,417)
Less: Net (income) loss attributable to the noncontrolling interest	(891)	(830)	(1,156)
Net income (loss) attributable to inVentiv Health, Inc.	$(151,468)	$(189,635)	$(237,573)

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net Income (loss)	$(150,577)	$(188,805)	$(236,417)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,963)	(16,848)	(7,246)
Total other comprehensive income (loss)	(9,963)	(16,848)	(7,246)
Total comprehensive income (loss)	(160,540)	(205,653)	(243,663)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(891)	(830)	(1,156)
Comprehensive income (loss) attributable to inVentiv Health, Inc.	$(161,431)	$(206,483)	$(244,819)

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(in thousands)

			Additional		Accumulated Other	Non-
		Common Stock	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Stock	Capital	Deficit	Loss	Interest	Total
Balance at December 31, 2012	1	$1	$571,061	$(730,460)	$(3,283)	$1,334	$(161,347)
Equity contribution from Investors	—	—	44	—	—	—	44
Exercise of stock options	—	—	41	—	—	—	41
Withheld shares for taxes	—	—	(41)	—	—	—	(41)
Repurchase of common stock	—	—	(27)	—	—	—	(27)
Net loss	—	—	—	(237,573)	—	1,156	(236,417)
Foreign currency translation adjustment	—	—	—	—	(7,246)	—	(7,246)
Stock-based compensation credit	—	—	(1,771)	—	—	—	(1,771)
Distributions to noncontrolling interest	—	—	—	—	—	(1,273)	(1,273)
Balance at December 31, 2013	1	1	569,307	(968,033)	(10,529)	1,217	(408,037)
Net loss	—	—	—	(189,635)	—	830	(188,805)
Foreign currency translation adjustment	—	—	—	—	(16,848)	—	(16,848)
Stock-based compensation expense	—	—	556	—	—	—	556
Distributions to noncontrolling interest	—	—	—	—	—	(653)	(653)
Balance at December 31, 2014	1	1	569,863	(1,157,668)	(27,377)	1,394	(613,787)
Net loss	—	—	—	(151,468)	—	891	(150,577)
Foreign currency translation adjustment	—	—	—	—	(9,963)	—	(9,963)
Stock-based compensation expense	—	—	3,876	—	—	—	3,876
Distributions to noncontrolling interest	—	—	—	—	—	(657)	(657)
Balance at December 31, 2015	1	$1	$573,739	$(1,309,136)	$(37,340)	$1,628	$(771,108)

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net Income (loss)	$(150,577)	$(188,805)	$(236,417)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
(Income) loss from discontinued operations, net of tax	—	8,163	20,228
Depreciation	47,536	40,583	33,781
Amortization of intangible assets	47,552	66,732	72,218
Amortization of deferred financing costs and original issue discount/premium	19,033	18,635	18,620
Impairment of goodwill	33,964	15,795	36,864
Impairment of long-lived assets	35,193	8,228	2,017
Payment-in-kind interest	65,508	22,984	—
Gain on sale of business	(11,318)	—	—
(Gain) loss on disposal of assets	810	244	1,246
Stock-based compensation expense	3,876	556	(1,771)
Loss on extinguishment of debt	—	3,537	818
Deferred taxes	(2,744)	4,638	1,428
Other non-cash adjustments	1,596	(4,618)	813
Changes in assets and liabilities, net
Accounts receivable, net	(67,726)	(37,141)	51,032
Unbilled services	(31,567)	(10,249)	3,916
Prepaid expenses and other current assets	(7,286)	(547)	(3,912)
Accrued payroll, accounts payable and accrued expenses	58,836	(4,406)	33,734
Net change in income tax receivable and non-current income tax liability	4,135	(1,734)	(3,141)
Deferred revenue and client advances	59,969	12,762	(7,980)
Other, net	(55)	(1,404)	(866)
Net cash provided by (used in) continuing operations	106,735	(46,047)	22,628
Net cash provided by (used in) discontinued operations	—	(7,988)	(6,188)
Net cash provided by (used in) operating activities	106,735	(54,035)	16,440
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(400)
Purchases of property and equipment	(39,279)	(33,089)	(35,677)
Proceeds from sale of business	14,251	—	—
Proceeds from vehicle sales and rebates on vehicle leases	17,731	12,190	15,134
Proceeds from sale of investments	2,024	—	—
Purchase of investments	—	(2,625)	(3,590)
Other, net	39	163	271
Net cash provided by (used in) continuing operations	(5,234)	(23,361)	(24,262)
Net cash provided by (used in) discontinued operations	—	—	(1,941)
Net cash provided by (used in) investing activities	(5,234)	(23,361)	(26,203)
Cash flows from financing activities:
Repayments on capital leases	(29,417)	(17,866)	(22,186)
Borrowings under line of credit	153,000	369,000	54,500
Repayment on line of credit	(153,000)	(369,000)	(54,500)
Payment on installment note and contingent consideration related to acquisition	(2,500)	(1,500)	—
Proceeds from issuances of debt	2,444	2,776	2,418
Payment of debt issuance costs	(1,771)	(2,428)	(3,059)
Repayment of debt and other financing arrangements	(2,800)	(4,859)	(2,797)
Issuance of notes payable	—	50,000	25,625
Other, net	(657)	(653)	(1,257)
Net cash provided by (used in) financing activities	(34,701)	25,470	(1,256)
Effects of foreign currency exchange rate changes on cash	(2,542)	(7,242)	(2,167)
Net increase (decrease) in cash and cash equivalents	64,258	(59,168)	(13,186)
Cash and cash equivalents, beginning of year	57,059	116,227	129,413
Cash and cash equivalents, end of year	$121,317	$57,059	$116,227
Supplemental disclosure of cash flow information:
Cash paid for interest	$145,153	$194,050	$174,096
Cash paid (refund) for income taxes	2,903	(1,273)	5,090
Supplemental disclosure of non-cash activities:
Issuance of Junior Lien Secured Notes for backstop fees	—	7,000	—
Vehicles acquired through capital lease agreements	52,806	35,532	14,963
Accrued capital expenditures	2,666	5,338	5,482

The accompanying notes are an integral part of these consolidated financial statements.

INVENTIV HEALTH, INC.

Notes to Consolidated Financial Statements

1. Organization and Business

inVentiv Health, Inc. (“inVentiv”, or the “Company”) is a leading provider of outsourced services to the pharmaceutical, biotechnology, medical device and diagnostics, and healthcare industries. The Company provides services through two reportable business segments: Clinical and Commercial. The Company provides a broad range of clinical development and commercialization services that are critical to its clients’ ability to develop and successfully commercialize their products and services. The Company’s portfolio of services meets the varied needs of its clients, who are increasingly outsourcing both their clinical research and development activities, as well as their commercial activities.

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

On August 31, 2015, the Company sold inVentiv Patient Access Solutions (“IPAS”), an entity within the Company’s Commercial segment, resulting in a gain on sale of $11.3 million, which was recorded within other income in the consolidated statements of operations. We derived net revenues of $11.9 million, $16.1 and $11.3 million from IPAS for the years ended December 31, 2015, 2014 and 2013, respectively. The disposal of IPAS did not result in a strategic shift that has or will have a material impact on the Company’s consolidated financial position or results of operations. Accordingly, the disposition was not presented as a discontinued operation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements, prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of inVentiv Health, Inc. and its wholly owned subsidiaries. In addition, the Company consolidates the accounts of its 60% owned subsidiary and reflects the minority interest as a noncontrolling interest classified in equity. The Company has both equity and cost method investments in securities of certain privately held entities.  Investments accounted for under the equity method are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss.  During the year ended December 31, 2015, the Company recognized a $1.3 million loss on dissolution of a joint venture accounted for under the equity method, which is included in income (loss) from equity investments in the consolidated statements of operations. Investments accounted for under the cost method are recorded at the historical carrying value.  The carrying value of both types of investments is recorded in other assets in the consolidated balance sheets and is immaterial.  All intercompany transactions have been eliminated in consolidation.

Discontinued Operations

In 2012, the Company adopted plans to sell its medical management and sample management businesses, which were small non-core businesses within the Commercial segment. The results have been classified and presented as discontinued operations in the accompanying consolidated financial statements for 2014 and 2013. The cash flows of these businesses are also presented separately in the consolidated statements of cash flows. See Note 4 for additional information.

Revenue Recognition

The Company’s revenue arrangements are typically service-based contracts which may be on a fixed price or fee-for-service basis and may include variable components such as incentive fees and performance penalties. The duration of the Company’s contracts ranges from a few months to several years, depending on the arrangement. The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered, (iii) fees are fixed or determinable, and (iv) collectability is reasonably assured. The Company’s contracts do not generally contain a refund provision. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, and feasibility analysis. The costs for these activities are expensed as incurred. Revenue related to changes in contract scope, which are subject to customer approval, is recognized when amounts are determinable and realization is reasonably assured.

The Company recognizes revenue from its service contracts either using a fee-for-service method, proportional performance method, or completed contract method. For fee-for-service contracts, the Company records revenue as contractual items (i.e., “units”) are delivered to the customer, or, in the event the contract is time and materials based, when labor hours are incurred. The Company uses the completed contract method when fees are not determinable until all services are delivered to the customer, or, when there is uncertainty with respect to the Company’s ability to deliver the services to the customer. The Company uses the proportional performance method when its fees for a service obligation are fixed pursuant to the contractual terms. Revenue is recognized as services are performed and measured on a proportional performance basis, generally using output measures that are specific to the services provided. To measure performance on a given date, the Company compares effort expended through that date to estimated total effort to complete the contract. The Company believes the best indicator of effort expended to complete its performance requirement related to its contractual obligation are the actual units delivered to the customer, or the incurrence of labor hours when no other pattern of performance exists. In the event the Company uses labor hours as the basis for determining proportional performance, the Company estimates the number of hours remaining to complete its service obligation. Actual hours incurred to complete the service requirement may differ from the Company’s estimate, and such differences are accounted for prospectively.

The Company enters into multiple element arrangements in which the Company is engaged to provide multiple services under one agreement. In such arrangements, the Company records revenue as each separate service, or element, is delivered to the customer. Such arrangements are predominantly within the Company’s Commercial segment where the Company is engaged to provide recruiting, deployment, and detailing services. These services may be sold individually or in combination with contractual fees that may be based on fixed fees for each element; variable fees for each element; or a combination of both fixed and variable fees. For the arrangements that include multiple elements, arrangement consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately.  When VSOE is not available to determine selling price, the Company uses relevant third-party evidence (“TPE”) of selling price, if available.  When neither VSOE nor TPE of selling price exists, the Company uses its best estimate of selling price (“BESP”), which generally consists of an expected margin on the cost of services.

The Company does not defer costs associated with services to a customer in return for a royalty on the customer’s net sales. Costs are recognized as incurred and royalties will be earned from revenues related to sales of the customer’s product.

The Company’s contracts frequently undergo modifications as the work progresses due to changes in the scope of work being performed.  The Company does not recognize revenue related to contract modifications until client acceptance and payment is deemed reasonably assured.

The Company may offer volume discounts to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue based on the estimated rebate earned during the period.

Most contracts may be often terminated with advance notice from a customer. In the event of termination, the Company’s contracts generally require payment for services rendered through the date of termination.

Deferred Revenue

In some cases, a portion of the contract fee is billed or paid at the time the contract is initiated or prior to the service being performed. In the event the Company bills or receives cash in advance of the services being performed, the Company records a liability denoted as deferred revenue in the accompanying consolidated balance sheets and recognizes revenue as the services are performed. For the Commercial segment, the Company is entitled to additional compensation if certain performance-based criteria are achieved over the contract duration. As there is substantive uncertainty regarding the ability to realize such amounts at the onset of the arrangements, such revenues are deferred until the Company determines it has met the performance-based criteria and the other revenue recognition criteria described above.

Reimbursable Out-Of-Pocket Expenses

The Company records reimbursable out-of-pocket expenses as a separate revenue and expense line in the consolidated statements of operations when the Company is the primary obligor in such transactions. This amount consists of such items as payments to investigators, pass through travel expenses and other out-of-pocket costs that are reimbursed by customers.

Receivables, Billed and Unbilled

In general, prerequisites for billings and payments are established by contractual provisions including predetermined payment schedules, submission of appropriate billing detail or the achievement of contract milestones, depending on contract terms. Unbilled services represent services that have been rendered for which revenue has been recognized but amounts have not been billed. Billed receivables represent amounts the Company invoiced its customer according to contractual terms. The Company evaluates its receivables for collectability based on specific customer circumstances, credit conditions, history of write-offs and collections. The Company records a provision for bad debts to record the receivable based on the amount the Company deems probable of collection.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised principally of amounts in operating cash accounts that are stated at cost, which approximates fair value, and have original maturities of three months or less.

In addition to cash equivalents, the Company held $1.6 million and $1.7 million at December 31, 2015 and 2014, respectively, of restricted cash that collateralizes certain security deposits and obligations.

Cash Pooling

The Company and certain of its international subsidiaries entered into a notional cash pooling arrangement (“Cash Pool”) to help manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to set-off overdrafts to the bank against positive cash balances. Each subsidiary receives interest on the cash balances or pays interest on amounts owed. At December 31, 2015, the Company’s net cash position in the pool of $51.0 million, defined as the gross cash position in the pool of $124.3 million less borrowings of $73.3 million, is reflected as cash and cash equivalents in the consolidated balance sheet.

Property and Equipment

Property and equipment is stated at cost. The Company depreciates furniture, fixtures and office equipment on a straight-line basis over three to seven years; computer equipment and software over two to five years; and leasehold improvements over the shorter of the term of the lease or the estimated useful lives of the improvements. The Company amortizes the cost of vehicles under capital leases on a straight-line basis over their estimated useful lives, which is generally equal to or less than the applicable lease term.

Business Combinations

The Company accounts for business combinations in accordance with the acquisition method of accounting. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The consolidated financial statements reflect the results of operations of the acquired business from the date of the acquisition.

The judgments that the Company makes in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact earnings in periods following a business combination. The Company generally uses either the income, cost or market approach to determine the appropriate fair values. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to a present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected for each asset or class of assets or liabilities assumed is based on the relevant characteristics and the availability of information.

The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to selling, general and administrative expenses (“SG&A expenses”) within the consolidated statements of operations. The changes in the fair value of the contingent consideration obligation are primarily the result of updates to the achievement of expected financial targets and the weighted probability of achieving future financial targets.

Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in these assumptions could have an impact on the Company’s financial statements. See Note 3 for additional information.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill and indefinite-lived intangible assets, such as tradenames, are assessed annually for potential impairment on October 1 or when management determines that the carrying value of goodwill or an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment, such as a loss of a significant customer, a significant change to the Company’s regulatory environment that hinders the ability to conduct business, or a significant downturn in the economy. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. The Company identified 14 reporting units with goodwill assigned during 2015. As part of the Company’s annual goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed at the reporting unit level include, but are not limited to, macroeconomic, industry and market conditions, competitive environments, results of past impairment tests, new service offerings, cost factors and financial performance of the reporting unit. If the Company chooses not to complete a quantitative assessment for a given reporting unit or it the initial assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, performance of the two-step quantitative impairment test is required. The first step compares the fair value of the reporting unit to its carrying value. If the carrying value exceeds the fair value, the second step of the test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying value of that goodwill. To calculate the implied fair value of goodwill in this second step, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any previously unrecognized intangible assets) as if the reporting unit had been acquired in a current business combination and the fair value was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit represents the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized for that difference. See Note 5 for additional information.

Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach. As part of the Company’s annual indefinite-lived intangible impairment testing, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying value. Qualitative factors include, but are not limited to, macroeconomic, industry and market conditions, competitive environments, results of past impairment tests, new service offerings, cost factors and financial performance of the reporting unit. If the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess. The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires the use of estimates. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate. See Note 6 for additional information.

Long-lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events or circumstances that would result in an impairment review primarily include sustained operating losses or a significant change in the use of an asset. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Should we determine that the carrying values of held-for-use long-lived assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method. We may also estimate fair value based on market prices for similar assets, as appropriate. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates, projected cash flows from the use of an asset and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. See Note 6 for additional information.

Customer Relationships

An important element in most of the Company’s acquisition agreements are customer relationships, which primarily arise from the allocation of the purchase price of the respective businesses acquired. Customer relationships are finite-lived intangible assets.

The valuation of the Company’s customer relationships and the determination of their appropriate useful lives require substantial judgment. In the Company’s evaluation of the appropriate useful lives of these assets, the Company considers the nature and terms of the underlying agreements; the historical breadth of the respective customer relationships; and the projected growth of the customer relationships. The Company determines the useful lives of the customer relationships by analyzing historical customer attrition rates. The Company amortizes its customer relationships over their estimated useful lives using a straight-line method, which generally ranges from three to fifteen years. For these customer relationships, evaluations for impairment are performed only if facts and circumstances indicate that the carrying value may not be recoverable.

Claims and Insurance Accruals

The Company maintains self-insured retention limits for certain insurance policies including employee medical, automobile insurance and workers’ compensation. The liabilities associated with the risk retained by the Company are estimated, in part, based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions, which have been consistently applied. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred and recorded in accrued payroll, accounts payable and accrued expenses in the consolidated balance sheets. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined using current workers’ compensation and auto liability claims activity.  Reserves are estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the Company’s actual costs differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. The Company believes its estimation methodology is reasonable; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates. The amounts are immaterial as of December 31, 2015 and 2014.

Asset Retirement Obligations

The Company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and normal use of those assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flows and its present value is accreted over the life of the related lease as SG&A expense. At December 31, 2015 and 2014, the Company recorded asset retirement obligations of $4.3 million and $2.9 million, respectively. The amounts recognized are based on certain estimates and assumptions, including future retirement costs, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized. Realization is dependent on generating sufficient taxable income to recover the deferred tax assets, including income generation prior to the expiration of any loss carryforwards or capital losses. The deferred tax asset may be reduced in the future if estimates of future taxable income during the carryforward period decrease.

Income tax benefits are recognized when the Company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability greater than 50 percent) that the tax position would be sustained as filed based on the technical merits of a tax position. If a position is determined to be more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. In addition, the Company maintains reserves for uncertain tax benefits, which are included in non-current income tax liability in its consolidated balance sheets. The Company periodically reviews these reserves to determine if adjustments to these balances are necessary. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Foreign Currency Translation

The financial statements of the Company’s subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At December 31, 2015 and 2014, the accumulated other comprehensive loss related to foreign currency translation adjustments were approximately $37.6 million and $27.3 million, respectively. Foreign currency transaction gains (losses) were $(0.6) million, $(0.3) million and less than $(0.1) million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in SG&A expenses within the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, unbilled services, accounts payable, short-term borrowings, capital leases and other financing arrangements approximate fair value because of the relatively short maturity of these instruments or consistency of the terms of such instruments and current market rates. For disclosure purposes, the Company estimates the fair value of its long-term debt based upon quoted market prices for the same or similar issues, or on the current rates offered for debt with the same remaining maturities.

Concentration of Credit Risk

The Company’s receivables are concentrated with major pharmaceutical companies. Credit risk is managed through the continuous monitoring of exposures with the Company’s customers. The Company does not require collateral or other security to support customer receivables. For the years ended December 31, 2015, 2014 and 2013, one customer accounted for approximately 10%, 10% and 12% of the Company’s net revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, our top 10 clients accounted for approximately 54%, 48% and 46% of our revenues, respectively. As of December 31, 2015 one customer represented approximately 12% of the accounts receivable balance.  As of December 31, 2014, no customer represented more than 10% of the accounts receivable balance.

Share-Based Payment Awards

The Company measures the grant date fair value of its equity awards given to employees and recognizes the cost over the requisite service period for those awards that are expected to vest. In the absence of an observable market price for a share-based award, the Company estimates the fair value of its awards on the date of grant using the Black-Scholes option valuation model. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 13 for additional information.

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of the Company’s accounting estimates, including but not limited to, determining the estimated fair value of goodwill and intangible assets that is used in the Company’s impairment analysis, matching intangible asset amortization to underlying benefits (e.g., sales and cash inflows) and evaluating the realizability of deferred tax assets. Such forecasted financial information is comprised of numerous assumptions regarding the Company’s future revenues, operational results and cash flows. Management believes that its financial forecasts used for such purposes are reasonable and appropriate based upon current facts and circumstances. Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.

Reclassifications

The Company reclassified certain costs from selling, general and administrative expenses (“SG&A”) to cost of revenues for 2014 and 2013 to conform to the presentation adopted for 2015. The revised classification aligns all personnel and related costs associated with service delivery within cost of revenues, along with the associated information technology costs supporting these processes.  These changes better harmonize the accounting policies of the group, and are consistent with how management is assessing performance and managing costs. As a result of the revision in the classification of the costs, SG&A was reduced by $35.2 million and $28.7 million in 2014, and 2013, respectively, and Cost of revenues has increased by a corresponding amount.  The reclassification had no impact on our consolidated financial position, net operating results included in our statements of operations or cash flows.  The Company also aggregated the presentation of certain line items in the consolidated statements of cash flows in 2015, and 2014 and 2013 years have been adjusted to conform to the current year presentation.

Use of Estimates

The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining items such as revenue recognition, reserves for accounts receivable, certain assumptions related to goodwill and intangible assets, deferred tax asset valuation, claims and insurance accruals, stock-based compensation and amounts recorded for contingencies and other reserves. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires that operating leases recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize a single lease cost allocated over the lease term on a generally straight-line basis, and classify all cash payments within operating activities in the statement of cash flows. ASU 2016-02 requires that capital leases, now called finance leases, recognize a right-of-use asset and a lease liability measured at the present value of the lease payments in the statement of financial position, recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-2 also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-2 on the Company’s consolidated financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740) to simplify the balance sheet classification of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 may be applied either retrospectively to each period presented or on a prospective basis and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this guidance resulted in a reclassification of our current deferred tax assets to non-current deferred tax assets in our Consolidated Balance Sheet as of December 31, 2015. The deferred tax assets and liabilities of the prior periods were not retrospectively adjusted. The impact of this guidance on the consolidated balance sheet was not material.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issue Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt and not as a deferred charge presented in other assets on the Company’s consolidated balance sheets.  The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. ASU 2015-03 will be applied on a retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  In August 2015, the FASB issued ASU 2015-15 to amend the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 permits presenting debt issuance costs for a line-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company early adopted this guidance as of December 31, 2015 resulting in a reclassification of deferred financing costs to reduce the carrying amount of the debt by $35.4 million and $49.4 million as of December 31, 2015 and 2014, respectively. Deferred financing costs totaling $3.6 million and $4.3 million as of December 31, 2015 and 2014, respectively, relate to line-of-credit costs and are included in other assets in the consolidated balance sheets.

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

3. Acquisitions

The Company has accounted for its business combinations using the acquisition method. Purchase prices have been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their relative fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill.

Catalina Health Acquisition

On October 25, 2013, the Company completed the acquisition of Catalina Health Resource, LLC (“Catalina Health”), a provider of tailored, direct-to-patient medication adherence programs, for no cash consideration at closing. This acquisition expands the Company’s physician and pharmacy partner network and further streamlines the delivery of effective adherence communications. The purchase price is a 5 year contingent earnout obligation based on the combined performance, as defined by the agreement, of Catalina Health and the Company’s existing patient adherence business, which is included in the Company’s Commercial segment. As of December 31, 2015, there is no remaining goodwill for this acquisition.

i3 Global Acquisition

On June 10, 2011, the Company completed the acquisition of i3 Global from UHG for approximately $375.9 million in cash. The purchase price of i3 Global was subject to post-closing adjustment based on the final determination of certain net income before interest expense, income tax provision, depreciation and amortization (“EBITDA”) and working capital calculations. On May 6, 2013, the Company and UHG finalized the purchase price resulting in a $14.2 million payment to the Company, which is recorded in the consolidated statement of operations separately as proceeds from purchase price finalization.

Campbell Acquisition

On February 11, 2011, the Company completed the acquisition of Campbell Alliance Group, Inc. (“Campbell”) for approximately $122.2 million, consisting of cash consideration of $113.3 million and rollover equity of $8.9 million. The acquisition of Campbell enhanced the Company’s ability to offer consulting services to pharmaceutical clients with products in various stages of product development. In connection with the acquisition of Campbell, Group Holdings issued unsecured contingent installment notes (the “Campbell Notes”) to certain members of Campbell management (the “Holders”) in which approximately $13.0 million of pre-acquisition equity in Campbell was “rolled over” into the Campbell Notes.

In March 2014, Group Holdings and the Holders agreed to an early termination of the Campbell Notes. In consideration of the termination of the Campbell Notes, Group Holdings agreed to pay the Holders a total of $5.25 million.  Of this amount, $1.5 million, $1.75 million and $2.0 million were paid in March 2014, February 2015 and January 2016, respectively.

4. Discontinued Operations

In 2012, the Company adopted plans to sell its sample management and medical management businesses, which were small non-core businesses within the Commercial segment. On April 2, 2013, the Company completed the sale of its sample management business.  The Company abandoned its medical management business in 2014.

The following table sets forth the results of the discontinued operations (in thousands):

	For the Year Ended December 31,
	2014	2013
Net revenues	$3,254	$19,908
Pre-tax income (loss) from discontinued operations	(8,163)	(20,228)
Income tax (provision) benefit from discontinued operations	—	—
Net income (loss) from discontinued operations	(8,163)	(20,228)

The pre-tax loss from discontinued operations include non-cash long-lived asset impairment charges of $12.8 million for the year ended December 31, 2013.

5. Goodwill

The following table sets forth the carrying amount of goodwill as of December 31, 2015 and 2014 (in thousands):

	Clinical	Commercial	Total
Net goodwill at January 1, 2014	$382,363	$567,845	$950,208
Adjustments to purchase price allocation (1)	—	1,367	1,367
Impairment charges	—	(15,795)	(15,795)
Foreign currency translation	(47)	(3,946)	(3,993)
Net goodwill at December 31, 2014	382,316	549,471	931,787
Accumulated impairments at December 31, 2014	(267,141)	(177,162)	(444,303)
Impairment charges	—	(33,964)	(33,964)
Foreign currency translation	(101)	(2,353)	(2,454)
Net goodwill at December 31, 2015	382,215	513,154	895,369
Accumulated impairments at December 31, 2015	(267,141)	(211,126)	(478,267)
Gross goodwill at December 31, 2015	$649,356	$724,280	$1,373,636

(1)	Adjustment relates to the October 25, 2013 acquisition of Catalina Health, which was not reflected as of December 31, 2013 as the impact of the retrospective application was immaterial.

The Company performs annual impairment tests on goodwill assets in the fourth quarter, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. During the fourth quarter of 2015, the Company utilized a qualitative assessment (step zero) for 5 of its 14 reporting units with goodwill.  After weighing all relevant events and circumstances, the Company concluded that it is not more-likely-than-not that the fair value of these reporting units was less than their carrying value. Consequently, the Company did not perform a step one quantitative assessment for these reporting units in 2015. These reporting units represented $589.2 million or 66% of the goodwill reported on the consolidated balance sheet at December 31, 2015.  For 2014 and 2013, the Company elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment for all of its reporting units.

The Company utilized an income approach to measure the fair value of its reporting units for which a step zero qualitative assessment was not performed. The income approach utilized a discounted cash flow analysis, which requires the use of significant estimates and assumptions, including long-term projections of future cash flows, market conditions, discount rates reflecting the risk inherent in future cash flows, revenue growth and profitability. The revenue and earnings growth assumptions reflect current backlog, near term trends, potential opportunities and planned investment in the reporting units. The projections reflect expected cash flows for the next five years and a 2-3% revenue growth rate applied thereafter. The discounted cash flow analyses assumed weighted average cost of capital discount rates ranging from 11% - 13% in 2015, 10% - 13% in 2014 and 11% - 12% in 2013.

The result of the first step of the goodwill impairment analysis indicated the fair value of certain of the Company’s reporting units were less than the carrying value in each of the three years ended December 31, 2015. Step two of the goodwill impairment test was performed, utilizing significant unobservable inputs that cause the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The step two assessment performed by the Company resulted in the recognition of pre-tax non-cash goodwill impairment charges in 2015, 2014 and 2013. Impairment charges were recognized for reporting units that have not met forecasted revenue and earnings growth due to slower than anticipated market demand, discontinuation of service lines and project delays.  As a result of these factors, the forecasted operating results were reduced and impairment charges were recognized. The Company recorded impairment charges in 2015, 2014 and 2013 of $34.0 million, $15.8 million and $34.4 million, respectively, within the Commercial segment and $2.5 million within the Clinical segment in 2013. The pretax non-cash goodwill impairment charge of $34.0 million for the year ended December 31, 2015 related to the patient outcomes service offering for which impairment charges were taken in the prior year and for which forecasted revenue and earnings growth have not been met due to slower than anticipated market demand. There is no remaining goodwill for this reporting unit as of December 31, 2015.

These non-cash impairment charges do not impact the Company’s liquidity, compliance with any covenants under its debt agreements or potential future results of operations. As of December 31, 2015, there was $135.3 million of goodwill associated with five reporting units for which the fair value of those reporting units does not significantly exceed the respective carrying values as of the most recent annual impairment assessment. If future cash flows are less than those forecasted and included in our fair value estimates, additional impairment charges may be required for these or other reporting units.

The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis.

Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in the Company’s performance or its future projections, or changes in plans for one or more reporting units.

6. Intangible Assets

The following table sets forth the carrying amount of the Company’s intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
				Weighted
				Average
		Accumulated		Amortization		Accumulated
	Gross	Amortization	Net	Period	Gross	Amortization	Net
Customer relationships	$365,777	$(148,679)	$217,098	11.9 years	$405,021	$(128,510)	$276,511
Technology	27,003	(26,206)	797	5.0 years	27,832	(23,442)	4,390
Tradenames subject to amortization	18,293	(16,657)	1,636	3.3 years	24,505	(18,513)	5,992
Backlog	95,014	(89,427)	5,587	4.1 years	95,015	(80,447)	14,568
Other	1,020	(585)	435	8.5 years	1,020	(465)	555
Total finite-lived intangible assets	507,107	(281,554)	225,553		553,393	(251,377)	302,016
Tradenames not subject to amortization	109,093	—	109,093		115,808	—	115,808
Total intangible assets	$616,200	$(281,554)	$334,646		$669,201	$(251,377)	$417,824

The Company recorded a pre-tax non-cash intangible asset impairment charge of $28.5 million and $3.3 million within the Commercial segment related to the carrying value of finite-lived intangible assets for the years ended December 31, 2015 and 2014, respectively.  The Company recorded a pre-tax non-cash intangible asset impairment charge of $1.9 million related to the carrying value of finite-lived intangible assets, $1.1 million within the Commercial segment and $0.8 million within the Clinical segment, for the years ended December 31, 2013.  The Company also recorded a pre-tax non-cash intangible asset impairment charge of $6.7 million and $4.1 million within the Commercial segment related to the carrying value of indefinite-lived intangible assets for the years ended December 31, 2015 and 2014, respectively. There were no impairment charges related to indefinite-lived intangible assets for the year ended December 31, 2013. The intangible asset impairment charges were a result of not meeting or expected to meet in the future the previously forecasted revenue and earnings growth.  All impairment charges were included in the impairment of long-lived assets line in the consolidated statements of operations.

The fair value of the intangibles that were subject to impairment were determined using the income approach. The pretax intangible impairment charges for the year ended December 31, 2015 included $33.0 million related to intangibles used in the patient outcomes service offering for which impairment charges were taken in the prior year and for which forecasted revenue and earnings growth have not been met due to slower than anticipated market demand.  The remaining impairment charges in 2015 reflected a change in the planned use of a tradename, which is expected to be subject to a shorter useful life. These non-cash impairment charges do not impact the Company’s liquidity, compliance with any covenants under its debt agreements or potential future results of operations. The impairment analysis requires significant judgments, estimates and assumptions. If future cash flows are less than those forecasted and included in our fair value estimates, additional impairment charges may be required.

The following is a schedule of future amortization expense for finite-lived intangible assets held as of December 31, 2015 (in thousands):

Years Ending December 31,	Amount
2016	$36,450
2017	31,123
2018	30,652
2019	30,312
2020	26,550
Thereafter	70,466
Total future amortization expense	$225,553

These amounts may vary as acquisitions and disposals occur in the future.

7. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Buildings and leaseholds improvements	$51,530	$46,929
Computer equipment and software	130,992	116,891
Vehicles	71,408	47,326
Furniture and fixtures	16,164	16,379
	270,094	227,525
Accumulated depreciation	(128,062)	(105,666)
Property and Equipment, net	$142,032	$121,859

Depreciation expense for property and equipment (including vehicles under capital lease) totaled $47.5 million, $40.6 million and $33.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company leases vehicles for certain sales representatives in the Commercial segment and those leases are accounted for as capital leases. At December 31, 2015 and 2014, the gross book value of leased vehicles is $71.4 million and $47.2 million, respectively, and accumulated depreciation was $18.4 million and $13.7 million, respectively. Depreciation expense related to such vehicle leases was $20.6 million, $13.2 million and $9.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Accrued Payroll, Accounts Payable and Accrued Expenses

Accrued payroll, accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and related employee benefits	$142,138	$101,363
Accounts payable	51,725	44,581
Accrued interest	34,836	36,316
Accrued rebates	12,602	16,126
Other accrued expenses	92,425	88,227
Total	$333,726	$286,613

9. Debt

The Company’s indebtedness is summarized as follows (in thousands):

	December 31,
	2015	2014
Senior Secured Credit Facilities:
Term Loan Facility B3 loans, due 2018	$129,645	$129,645
Term Loan Facility B4 loans, due 2018	445,694	445,694
Senior Secured Notes, due 2018	625,000	625,000
ABL Facility	—	—
Junior Lien Secured Notes, due 2018	569,691	507,000
Senior Unsecured Notes, due 2018	376,316	376,316
International Facility	—	—
Capital leases and other financing arrangements	68,591	45,589
Total borrowings	2,214,937	2,129,244
Less: unamortized premium (discount)	(9,030)	(12,423)
Less: unamortized deferred financing costs	(35,431)	(49,380)
Less: current portion of capital leases and other financing arrangements	(23,333)	(16,265)
Total long-term borrowings, net of current portion	$2,147,143	$2,051,176

Repayment of long term debt

The following table displays the required minimum future repayment of the Company’s debt, excluding capital leases and other financing arrangements as well as any mandatory prepayments that may be required if the Company incurs additional indebtedness, exceeds an annual excess cash flow target, or if the Company completes certain asset sales:

Year Ending December 31,	(in thousands)
2018	$2,146,346
Total	$2,146,346

Senior Secured Credit Facilities

At December 31, 2015, the Company had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans.

On December 20, 2012, the Company amended the Senior Secured Credit Facility (“December 2012 Amendment”) to allow for the offering of $600 million in aggregate principal amount of the 9% Senior Secured Notes due 2018. The proceeds of the offering were used to repay $488.9 million on the Senior Secured Credit Facilities B1-2 and B-3 term loans, which includes the settlement of the 1% per annum principal payment on the B1-2 and B-3 term loans due prior to the final maturity date, and $97.5 million on the Revolving Facility. The Company also amended the terms of the Senior Secured Credit Facilities including (a) permitting the Company to enter into an asset-based credit facility of up to $150.0 million as an alternative to the Revolving Facility and (b) eliminating the financial maintenance covenants, except in certain circumstances when the balance on the Revolving Facility exceeded a threshold.

In connection with the December 2012 Amendment, the Company wrote off $18.6 million related to debt that was repaid and is comprised of $11.5 million of existing deferred financing costs and $7.1 million of lender fees paid in connection with the refinancing. The Company capitalized $17.0 million of third party costs. In connection with the Junior Lien Notes Exchange Offer (discussed below), the Company’s term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment (discussed below) and the issuance of the Backstop Consideration (discussed below) and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans.  There was no net change in the outstanding principal balance of the term loans as a result of the modified terms. In connection with these transactions, the Company recognized a loss on extinguishment of debt and refinancing costs of approximately $10.1 million in the third quarter of 2014. The extinguishment of debt relates to the write-off of unamortized deferred borrowing costs associated with non-participating lenders and the refinancing costs represent the third party fees associated with the transactions that were deemed a modification as the terms of the new debt instruments were not substantially different than the prior instruments.

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of the Company’s and its domestic subsidiaries’ assets on par with the lien granted to the holders of the Company’s Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility.  Amounts borrowed under the Senior Secured Credit Facilities are  subject to interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii) 1.50%.  As noted above, on July 28, 2014, the Company amended the Senior Secured Credit Facilities to extend the maturity date of the B1-2 loans to May 2018 from August 2016 by replacing the B1-2 loans with new B4 loans.  All of the Company’s outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of December 31, 2015 and 2014, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.  As of December 31, 2015 and 2014, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. The weighted average interest rate at December 31, 2015 was 7.75%. The terms contained in the Senior Secured Credit Facilities provide for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

9% Senior Secured Notes due 2018

On December 13, 2013, the Company issued an additional $25 million of aggregate principal amount of 9.0% Senior Secured Notes due 2018.  The additional notes were issued at a 2.5% premium, have the same terms and are treated as single series with the previously issued $600 million Senior Secured Notes.  At December 31, 2015, the Company has $625.0 million aggregate principal amount of 9.0% Senior Secured Notes due 2018 outstanding.

The Senior Secured Notes bear interest at a rate of 9.0% per annum and mature on January 15, 2018.  Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15 of each year. The Senior Secured Notes are secured, by a senior lien on all assets of the Company and its domestic subsidiaries on par with the lien granted pursuant to the Senior Secured Credit Facilities and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility. The Senior Secured Notes are the guarantors’ secured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsubordinated secured indebtedness and senior to any of the Company’s and the guarantors’ future subordinated indebtedness, if any. The indenture governing the Senior Secured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

On and after January 15, 2016, the Company may redeem the Senior Secured Notes, in whole or in part, at the redemption prices set forth below, plus accrued and unpaid interest during the twelve-month period beginning on January 15 of each of the years indicated below:

Pay Notes
Year	Percentage
2016	104.50%
2017 and thereafter	100.00%

In the event of a Change in Control, as defined, the Company must provide holders of the Senior Secured Notes the opportunity to sell to the Company their notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. Other Indenture covenants approximate those of the Credit Facility as noted above.

Asset Based Revolving Credit Facilities

On August 16, 2013, the Company, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility of up to $150.0 million (the “ABL Facility”), subject to borrowing base availability, which matures on August 16, 2018. Up to $35.0 million of the ABL Facility is available for the issuance of letters of credit. Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (i) the Federal Funds Rate plus .5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) the US Dollar LIBOR rate based on the term of the borrowing.  The applicable margin percentage for revolving loans is a percentage per annum and ranges from 1.0% to 1.5% for Base Rate loans or 2.0% to 2.5% for the Eurodollar rate loans. The applicable margin percentages with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability as defined in the credit agreement for the ABL Facility.  As of December 31, 2015, the Company had no outstanding borrowings under its ABL facility, the interest rate applicable to such borrowings was 4.25%. The Company is required to pay an unused line fee on the committed but unutilized balance of the ABL Facility at a rate per annum of 0.25% to 0.375%, depending on utilization.

The ABL Facility contains customary covenants and restrictions on the Company and its subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions, acquisitions, divestitures and ability to enter into certain transactions with affiliates.  The ABL Facility requires the Company to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, based on the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given the Company’s available borrowing capacity as of December 31, 2015. All obligations under the ABL Facility are secured by the Company’s domestic subsidiaries and secured by a first priority lien on current assets of the Company and its domestic subsidiaries and a second priority lien on all other assets of the Company and its domestic subsidiaries. The credit agreement also contains events of default for breach of principal or interest payments, breach of certain representations and warranties, breach of covenants and other customary events of default.  The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. As of December 31, 2015, the Company had no outstanding borrowings under the ABL Facility, approximately $18.8 million in letters of credit outstanding against the ABL Facility and would have been able to borrow up to an additional $131.2 million.

On July 1, 2015 one of the Company’s indirect subsidiaries in the United Kingdom entered into an asset-based lending facility (“International Facility”) for up to $20.0 million. The new facility includes a guaranty from inVentiv Health, Inc.’s indirect subsidiary in Switzerland. The borrower and guarantor for the new facility are not directly held by inVentiv Health, Inc. or any guarantor to its lending facilities in the U.S.  This new facility will be used to enhance international cash management. At December 31, 2015, the Company had no outstanding borrowings under the International Facility and would have been able to borrow up to $14.3 million.

10%/12% Junior Lien Secured Notes due 2018

On August 15, 2014, the Company consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of its 10% Senior Unsecured Notes due 2018 in which the Company issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of the Company’s 10% Senior Unsecured Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). The Company paid interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014 and February 15, 2015 in PIK Interest and elected to pay interest for the period commencing August 15, 2015 in PIK Interest.

As of December 31, 2015, the Company accrued 12% interest on the Junior Lien Secured Notes related to the August 15, 2015 PIK Interest election, which is included in other non-current liabilities, as such interest is required to be settled through the issuance of additional Junior Lien Secured Notes on the interest payment date in February 2016. In February 2016, the Company elected to settle the interest due under the upcoming interest period ended August 2016 in cash.

On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of 10% Senior Unsecured Notes due 2018 were issued at a 5% discount to par value resulting in a $1.3 million discount that is accreted over the related term using the effective interest method. Additionally, on August 15, 2014 the Company issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of the Company’s 10% Senior Unsecured Notes due 2018 as consideration for such holders’ agreement to tender the 10% Senior Unsecured Notes due 2018 held by them into the Junior Lien Notes Exchange Offer.

Accordingly, the total amount of June Lien Secured Notes outstanding as of December 31, 2015 was $569.7 million.  With the settlement of PIK Interest in February 2016, an additional $33.9 million of Junior Lien Secured Notes were issued.

The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of the Company’s domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by the Company’s assets and the assets of the Company’s subsidiary guarantors that secure the obligations under the Company’s Senior Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are the Company’s and the guarantors’ secured senior obligations and rank equally in right of payments with all of the Company’s and the guarantors’ existing and future unsubordinated indebtedness and senior to any of the Company’s and the guarantors’ future subordinated indebtedness, if any. The indenture governing the Junior Lien Secured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

10% Senior Unsecured Notes due 2018

As a result of the Junior Lien Notes Exchange Offer and the New Money Investment, the Company had $376.3 million in Senior Unsecured Notes outstanding as of December 31, 2015. The Senior Unsecured Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018. Interest on the Senior Unsecured Notes is payable semi-annually on February 15 and August 15 of each year. The Senior Unsecured Notes are guaranteed, on an unsecured senior basis, by each of the Company’s domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. The Senior Unsecured Notes are the Company’s and the guarantors’ unsecured senior obligations and rank equally in right of payment with all of the Company’s and the guarantors’ existing and future unsubordinated unsecured indebtedness and senior to any of the Company’s and the guarantors’ future subordinated indebtedness, if any. The indenture governing the Senior Unsecured Notes provides for customary events of default and contains covenants limiting, among other things, our ability to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

The Company entered into registration rights agreements in connection with the issuances of the Senior Unsecured Notes. Under the registration rights agreement with respect to the notes issued on August 4, 2010 in connection with the August 2010 Merger, the Company agreed to use reasonable best efforts to file a registration statement related to the exchange of such notes for exchange notes with the SEC on or prior to the 270th day after August 4, 2010, to cause such registration statement to become effective under the Securities Act on or prior to the earlier of the 90th day following such filing or the 360th day after August 4, 2010, and to consummate the exchange offer on or prior to the 30th day after effectiveness. The registration rights agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.00% per annum. The registration rights agreements with respect to the additional notes issued on June 10, 2011 and July 13, 2011 contain similar requirements. The Company registered the Senior Unsecured Notes on August 5, 2015 with the Securities and Exchange Commission.  As a result of such registration and completion of the subsequent exchange offer for the notes, the obligation to pay additional interest on $185.5 million of the notes issued in 2010 ceased on August 5, 2015 and the obligation to pay additional interest on $164.5 million of notes issued in 2011 ceased on September 3, 2015. The Company has incurred penalty interest of $2.2 million, $6.5 million and $8.0 million on the Senior Unsecured Notes for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s Senior Secured Credit Facility, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are not guaranteed by certain of the Company’s subsidiaries, including all of its non-U.S. subsidiaries or non-wholly owned subsidiaries. Accordingly, claims of holders of the notes and lenders under the Company’s senior secured credit facilities will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of the Company’s non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to the Company or a guarantor of our indebtedness.

Other Financing Arrangements

The Company has other financing obligations that total $1.9 million and $2.3 million at December 31, 2015 and 2014, respectively. Substantially all amounts outstanding as of December 31, 2015 are expected to be repaid in 2016.

Unamortized Premium (Discount) and Debt Issuance costs

At December 31, 2015, the Company had unamortized premium (discount) on the outstanding debts of $(9.0) million that is to be amortized or accreted over the remaining term, including $0.4 million of unamortized premium and $9.4 million of unamortized discount. At December 31, 2014, the Company had unamortized premium (discount) on the outstanding debts of $(12.4) million that is to be amortized or accreted over the remaining term, including $0.5 million of unamortized premium and $12.9 million of unamortized discount.

At December 31, 2015 and 2014, the Company had deferred borrowing costs of $35.4 million and $49.4 million, respectively, which relate to the Company’s financing arrangements and are recorded as a reduction in the Company’s debt obligations. Deferred financing costs are amortized to interest expense using an effective interest rate method over the life of the related borrowings. Amortization expense related to debt issuance costs (including those that are related to outstanding line-of-credit) was $15.6 million, $16.0 million and $16.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value of Long-Term Debt

The carrying amounts and the estimated fair values of long-term debt as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term Loan Facility	$567,673	$570,051	$564,380	$571,024
Senior Secured Notes	618,616	633,594	615,440	636,719
Junior Lien Secured Notes	551,552	537,646	482,112	469,609
Senior Unsecured Notes	364,043	371,142	359,919	327,952

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

10. Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivables, unbilled services, accounts payable, short-term borrowings, capital leases and other financing arrangements as well as deferred revenues and client advances. Due to the short-term nature of such instruments, the Company believes their carrying values approximate fair value. Please refer to Note 9 for discussion of the Company’s debt instruments.

The Company’s contingent consideration obligations are carried at fair value considering the Company’s best estimate as to the probable timing and amount of settlement.  In March 2014, Group Holdings and the holders of the Campbell Notes agreed to an early termination of the Campbell Notes.  In consideration of the termination of the Campbell Notes, Group Holdings agreed to pay the holders $5.3 million, resulting in a $0.3 million credit to earnings, which is included in SG&A expenses.  As of December 31, 2015 and 2014, the other contingent consideration obligations had an aggregate fair value of $0.5 million and $1.5 million, which is included in accrued expenses and other non-current liabilities.

The Company’s deferred compensation plan provides eligible management and other highly compensated employees with the opportunity to defer their compensation and to receive the deferred amounts in the future or upon termination of employment with the Company. The Company invests in the underlying mutual fund investments available to plan participants through investments held in a rabbi trust, which generally offset the liability associated with the deferred compensation plan. These securities are classified as trading securities and carried at fair value of $10.8 million as of December 31, 2015 and included in other assets in the consolidated balance sheets. Gains and losses are included in SG&A expenses. The Company did not have traded securities in 2014 or 2013 as investments were instead primarily held in company owned life insurance policies.

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

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2

Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Recurring Fair Value Measurements

The following table represents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	Level 1	Level 2	Level 3
Assets
Trading Securities	$10,751	$10,751	$—	$—
Total Assets	$10,751	$10,751	$—	$—
Liabilities
Acquisition-related contingent consideration	$538	$—	$—	$538
Total liabilities	$538	$—	$—	$538

	December 31, 2014	Level 1	Level 2	Level 3
Liabilities
Acquisition-related contingent consideration	$1,481	$—	$—	$1,481
Total liabilities	$1,481	$—	$—	$1,481

The following is a rollforward of the Level 3 liabilities from January 1, 2014 through December 31, 2015 (in thousands):

Balance at January 1, 2014	$11,883
Adjustments recorded through earnings (1)	(5,152)
Payments and other adjustments (2)	(5,250)
Balance at December 31, 2014	1,481
Adjustments recorded through earnings (1)	(193)
Payments (3)	(750)
Balance at December 31, 2015	$538

(1)	Represents changes in fair value recorded through earnings related to the Company’s contingent consideration obligations. The changes in fair value are included in SG&A expenses.
(2)

The Campbell Notes are no longer required to be measured at fair value on a recurring basis due to the termination of the notes in March 2014. As such, the obligation has been removed from the table above.

(3)	Represents cash payments related to the Company’s contingent consideration obligations.

Non-recurring Fair Value Measurements

Certain assets are carried on the accompanying consolidated balance sheets at cost and are not measured to fair value on a recurring basis. These assets include goodwill and indefinite-lived intangible assets that are tested for impairment annually and when a triggering event occurs. Finite-lived intangible assets are tested when a triggering event occurs. See Note 5 and 6 for more information regarding the methodology and the level 3 assumptions used. As of December 31, 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis include $895.4 million of goodwill and $334.6 million of identifiable intangible assets.

11. Leases Commitments

The Company leases certain facilities, office equipment and other assets under non-cancelable operating leases. The operating leases are expensed on a straight-line basis and may include certain renewal options and escalation clauses. The following is a schedule of future minimum lease payments for these operating leases as of December 31, 2015 (in thousands):

Years Ending December 31,
2016	$41,133
2017	36,761
2018	30,146
2019	23,546
2020	19,818
Thereafter	76,016
Total future minimum lease payments (1)	$227,420

(1)	Future minimum lease payments have not been reduced by the minimum sublease payments of $6.3 million due from January 2016 to February 2019 under non-cancellable subleases.

Rental expense charged to operations was approximately $44.5 million, $47.3 million and $44.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in rent expense was sublease income of $4.3 million, $4.7 million and $3.6 million, respectively, for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company also had commitments under capital leases. Certain vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. The following is a schedule of future minimum lease payments for these capital leases at December 31, 2015 (in thousands):

Years Ending December 31,
2016	$22,586
2017	21,596
2018	17,301
2019	7,951
2020	5
Thereafter	—
Total future minimum lease payments (1)	69,439
Amount representing interest and management fees	(2,784)
66,655
Current portion	(21,397)
Non-current lease obligations	$45,258

(1)	These future commitments include interest and management fees, which are not recorded on the consolidated balance sheets as of December 31, 2015 and will be expensed as incurred.

12. Contingencies

On October 31, 2013, Cel-Sci Corporation (Cel-Sci) (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of our subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seeks at least $2 million in damages and $20 million in other equitable remedies. A hearing is currently scheduled to begin in June of 2016. No assessment can be made at this time as to the likely outcome of this matter.  Accordingly, no provision has been recorded as no loss is considered probable.

Other Matters

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. The Company does not believe that the outcome of any legal proceedings, if decided adversely to our interests, would have a material adverse effect on our business, financial condition or results of operations.

13. Common Stock and Stock Incentive Plans

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Amended and Restated Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of December 31, 2015, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, inVentiv Holdings, Inc. (see Note 1). Subject to the terms of the Company’s debt instruments, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate and in accordance with the General Corporation Law of the State of Delaware, as applicable.

Stock-based Compensation

Stock-based compensation expense (credit) for the years ended December 31, 2015, 2014 and 2013 was $4.3 million, $0.6 million, and ($1.8) million, respectively, of which $0.5 million, $(0.1) million and $(0.2) million, respectively, was recorded in cost of revenue and $3.8 million, $0.7 million and $(1.6) million was recorded in SG&A expenses, respectively.

Stock Incentive Plan

The Company established the 2010 Equity Incentive Plan (“Equity Incentive Plan”) in August 2010, and subsequently amended in April 2012 and March 2014, that authorizes stock options and other stock awards for the purchase of an aggregate of 781,588 shares of Common Stock in the Company’s Parent (inVentiv Group Holdings, Inc.). There remained 265,270 shares available for grant under the Equity Incentive Plan as of December 31, 2015. The awards offered under this plan include options that vest based upon the passage of time and the employees’ successful completion of a service requirement (“Time-Based Option Award”), option awards that vest upon certain performance targets being met in addition to the completion of a service requirement (“EBITDA Performance-Based Option Award”), option awards and restricted stock awards that vest if a liquidity event occurs such that Thomas H. Lee Partners, L.P. and its related investment funds that hold shares of Common Stock in the Company’s Parent (“Investors”) achieve a defined return on their investment (Multiple of Money, or “MoM Option Award” and “MoM RSU Award”), option awards that vest following a change in control (“CIC”), as well as restricted stock awards that vest upon a qualifying liquidity event (“RSU Award”).  In March 2014, the Compensation Committee of the board of directors of Group Holdings approved a performance contingent award program (“EIP”) under the Equity Incentive Plan that provides for awards that vest if inVentiv achieves certain financial targets over a three-year period.  Under this program, participants may elect to receive cash-based awards at a fixed value or restricted stock units.  Vested cash-based awards issued with respect to the 2014-2016 performance period settle upon the earlier of a qualifying liquidity event or in cash in December 2018.  Vested restricted stock units with respect to the 2014-2016 performance period settle upon a qualifying liquidity event, however, participants may elect in December 2018 to require Group Holdings to purchase from the participant a number of shares having a value equal to the lesser of: (i) the aggregate fair value of the shares as of the date of repurchase and (ii) the aggregate value of the shares on the date of grant. All awards have a ten year contractual term.

On July 2, 2015 the Company’s Board of Directors approved the grant of new option awards to eligible employees in exchange for certain outstanding restricted stock units granted under the Group Holdings’ Equity Incentive Plan, on a one-for-one basis. Thirty-five percent of the options in the new award vest upon the passage of time and completion of a service requirement and sixty-five percent vests based upon achievement of certain specified performance targets and completion of a service requirement. Approximately 148,748 of the outstanding restricted stock units were exchanged in the program. The exchange was treated as a modification of the awards and no incremental stock compensation was recognized as the exchange securities were not considered probable of vesting on the date of the exchange. The Company recognizes the fair value of the new option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

Compensation for Time-Based Option Awards is recognized on a straight-line basis over the performance period (generally five years).  Compensation for EBITDA Performance-Based Awards is recognized on a graded vesting basis, based on the probability of achieving the performance targets over the service period for the entire award.  Performance targets are generally established over a four-to-five year period.  Since the occurrence of a qualifying liquidity event that will trigger the eligibility of vesting for the MoM Option, CIC Option, MoM RSU and RSU Awards is outside of the control of the Company or the option holders, compensation related to these awards will be recognized when the qualifying event occurs and will be based on the number of shares that become eligible for vesting.

The fair value of each option award was estimated on the date of grant using a Black-Scholes valuation model with the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	56.1%	63.0%	62.0%
Expected dividends	—	—	—
Expected life (in years)	6.5	6.0	6.0
Risk free interest rate	2.0%	1.7%	1.6%
Weighted average grant date fair value	$53.19	$48.75	$47.91

Expected volatilities are based on the historic volatility of a selected peer group. Expected dividends represent the dividends expected to be issued at the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate reflects the U.S. Treasury rate at the date of the grant which most closely resembles the expected life of the options. The fair value of the underlying common stock was determined by the income method. Determining the fair value of stock-based awards at the grant date requires the exercise of judgment, including the amount of stock-based awards that are expected to vest. If the actual number of vested awards differs from our estimates, stock-based compensation expense and our results of operations would be impacted.

A summary of the 2015 Equity Incentive Plan activity is as follows:

						Weighted	Weighted	(in thousands)
		EBITDA				Average	Average	Aggregate
	Time Based	Performance	MoM	CIC	Total	Exercise	Remaining	Intrinsic
	Options	Options	Options	Options	Options	Price	Term	Value
Outstanding January 1, 2015	45,468	27,355	13,815	30,000	116,638	$102.47	7.98	$—
Granted	35,907	41,714	38,054	—	115,675	101.92
Exercised	—	—	—	—	—	—
Options awarded in connection with the exchange program	52,062	96,686	—	—	148,748	96.17
Cancelled	(9,604)	(26,095)	(1,650)	—	(37,349)	97.98
Outstanding December 31, 2015	123,833	139,660	50,219	30,000	343,712	100.04	8.79	$30,753
Exercisable December 31, 2015	42,321	30,816	—	—	73,137	99.63	8.01	$6,574
Vested and expected to vest at December 31, 2015(1)	101,849	105,576	—	—	207,425	99.83	8.40	$18,601

(1)	Multiple of Money and Change in Control awards have been excluded as the vesting criteria are based on a qualifying liquidity event.

The aggregate intrinsic value of options exercised in 2013 was less than $0.1 million.  There were no options exercised in 2014 and 2015. Under the terms of the Equity Incentive Plan, the Company has the right to repurchase shares acquired upon exercise if certain conditions are met.

The following table summarizes the Company’s RSU Award activity:

	MoM RSU	RSU	EIP	Total RSU
Nonvested at January 1, 2015	102,359	80,224	109,912	292,495
Granted	21,882	—	—	21,882
Vested	—	—	—	—
Awards exchanged in connection with the exchange program	(61,859)	—	(86,889)	(148,748)
Forfeited	(10,623)	(13,758)	(21,221)	(45,602)
Nonvested at December 31, 2015	51,759	66,466	1,802	120,027

The weighted average grant date value was $95.51, $89.48 and $104.00, for the years ended December 31, 2015, 2014 and 2013, respectively.

Liberty Lane Plan

In December 2010, the Company established the 2010 Equity Incentive Plan for Liberty Lane (“Liberty Lane Plan”) that authorizes stock awards for the purchase of an aggregate of 190,268 shares of Common Stock in the Company’s Parent. At December 31, 2014 there were 190,268 MoM Option Awards outstanding under the Liberty Lane Plan with a weighted average exercise price of $114. These awards were cancelled in the second quarter of 2015 to reflect Mr. Meister’s resignation as Chief Executive Officer, and the Company issued 38,054 MoM Option Awards to Mr. Meister during 2015.

Phantom Equity Incentive Plan

The 2011 Phantom Equity Incentive Plan (the “Campbell Plan”) authorizes the issuance of approximately 4,278,000 units to eligible Campbell employees. Approximately 662,000 units were outstanding at December 31, 2015 under the Campbell Plan. These units become eligible for vesting if a liquidity event occurs such that the Investors achieve a defined return on their investment.

Compensation expense related to these units will be recognized when the qualifying event occurs and will be based on the number of units that become eligible for vesting.

14. Employee Benefit Plans

Defined Contribution Plan

The Company maintains defined contribution benefit plans and makes discretionary contributions to these plans. Costs incurred by the Company related to these plans amounted to approximately $18.2 million, $16.6 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Compensation Plan

The Company’s deferred compensation plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company. The deferred compensation liability of approximately $12.1 million and $11.8 million was included in accrued expenses and other non-current liabilities in the Company’s consolidated balance sheets as of December 31, 2015 and 2014, respectively. Participants in the plan may elect notional investments in several mutual fund choices per the terms of the plan.

Postretirement Plan

The Company maintains a postretirement plan for employees at a Swiss subsidiary that has characteristics of both a defined benefit plan and a defined contribution plan. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. Liabilities related to the Company’s postretirement plan are measured at year end. Benefit amounts are based upon years of service and compensation. The Swiss plan was partially funded as of December 31, 2015 and 2014. The Company’s funding policy has been to contribute annually a fixed percentage of the eligible employee’s salary at least equal to the local statutory funding requirements. The pension liability was $1.0 million and $1.5 million at December 31, 2015 and 2014, respectively, and is included in other non-current liabilities in the accompanying consolidated balance sheets.

15. Termination Benefits and Other Cost Reduction Actions

The Company undertook certain actions to continue to integrate its acquisitions and implement cost containment measures in an effort to better align operating costs with market and business conditions. Expenses related to these actions that include real estate consolidations, elimination of redundant functions and employees were $16.4 million for the year ended December 31, 2015, and $17.9 million for each of the years ended December 31, 2014 and 2013.

The $16.4 million of costs incurred in 2015 includes $13.2 million of severance costs for approximately 435 employees and facility-related costs of $3.2 million and includes $6.7 million of costs related to Clinical, $8.8 million related to Commercial and $0.9 million related to Corporate.  The $17.9 million of costs incurred in 2014 includes $13.7 million of severance costs for approximately 410 employees and facility-related costs of $4.2 million and includes $8.6 million of costs related to Clinical, $8.5 million related to Commercial and $0.8 million related to Corporate.  The $17.9 million of costs incurred in 2013 includes $12.9 million of severance costs for approximately 390 employees and facility-related costs of $5.0 million and includes $4.5 million of costs related to Clinical, $11.5 million related to Commercial and $1.9 million related to Corporate.  In addition, the Company incurred non-cash facility consolidation costs of $0.5 million in both 2015 and 2013, respectively, and there were no such non-cash charges in 2014.

The following table summarizes the Company’s restructuring costs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Employee severance and related costs	$13,134	$13,752	$12,882
Facilities-related costs	3,231	4,168	5,015
Total	$16,365	$17,920	$17,897

For the years ended December 31, 2015, 2014 and 2013, restructuring costs of $5.1 million, $4.7 million and $4.9 million have been included in Cost of revenues, and $11.3 million, $13.2 million and $13.0 million have been included in Selling, general and administrative expenses, respectively. Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by the management.

The following table summarizes the Company’s restructuring reserve as of December 31, 2015 and 2014 (in thousands):

	Balance at			Balance at			Balance at
	December 31,	2014	2014	December 31,			December 31,
	2013	Net Costs	Cash Payments	2014	Net Costs	Cash Payments	2015
Employee severance and related costs	$5,479	$13,752	$(14,086)	$5,145	$13,134	$(14,034)	$4,245
Facilities-related costs	6,187	4,168	(3,257)	7,098	3,231	(6,387)	3,942
Total	$11,666	$17,920	$(17,343)	$12,243	$16,365	$(20,421)	$8,187

The Company expects severance payments accrued at December 31, 2015 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease term of exited facilities through 2027.

The net costs on the table above exclude non-cash charges of $0.5 million in both 2015 and 2013 related to abandoned assets at certain facilities.

16. Income Taxes

For financial reporting purposes, income (loss) from continuing operations before income (loss) from equity investments and income taxes includes the following components (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
United States	$(165,929)	$(184,994)	$(232,362)
Foreign	22,198	7,263	19,113
	$(143,731)	$(177,731)	$(213,249)

The income tax provision is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Current:
U.S. - Federal	$—	$(4,648)	$169
U.S. - State and local	151	(632)	(210)
Foreign	8,160	3,149	1,568
	8,311	(2,131)	1,527
Deferred:
U.S. - Federal	4,496	4,423	4,061
U.S. - State and local	(111)	171	476
Foreign	(7,129)	44	(3,109)
	(2,744)	4,638	1,428
Income tax provision	$5,567	$2,507	$2,955

The provision for taxes on net loss differs from the amount computed by applying the U.S. federal income tax rate as a result of the following:

	For the Year Ended December 31,
	2015	2014	2013
(stated as percentages)
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign tax differences	4.5	2.1	2.0
State and local income taxes, net of federal tax benefit	—	(0.2)	(0.5)
Valuation allowance	(27.9)	(43.3)	(36.2)
Federal examination settlement	—	2.3	—
Impairment of intangible assets	(7.6)	(2.8)	(3.8)
Proceeds from purchase price finalization	—	—	2.3
Net operating loss adjustment	—	7.7	—
Federal tax on foreign earnings	(6.4)	(3.9)	(3.3)
Other permanent differences	(1.5)	1.7	3.1
Effective tax rate	(3.9)%	(1.4)%	(1.4)%

Deferred income taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities. As of December 31, 2015 and 2014, the deferred tax assets and liabilities consisted of the following (in thousands):

	For the Year Ended December 31,
	2015	2014
Deferred Tax Assets:
Accrued expenses	$29,384	$24,907
Deferred revenue	11,150	7,847
Allowance for doubtful accounts and other	9,462	10,744
Deferred compensation	6,902	5,434
Intangible assets	9,416	11,639
Net operating loss	351,348	341,704
Property and equipment	5,190	2,664
Research and development credits	44,506	48,894
Debt basis adjustment	8,854	8,845
Other	4,387	5,359
Deferred Tax Assets	480,599	468,037
Valuation Allowance	(406,477)	(375,638)
Deferred Tax Liabilities:
Prepaid expenses	(2,746)	(2,964)
Property and equipment	(518)	(727)
Deferred financing	(5,052)	(7,368)
Intangible assets	(121,602)	(140,067)
U.S. tax on foreign earnings	(7,000)	(7,000)
Other	(532)	(49)
Deferred Tax Liabilities	(137,450)	(158,175)
Net Deferred Tax Liabilities	$(63,328)	$(65,776)

At December 31, 2015 and 2014, the Company had U.S. Federal net operating loss carry forwards (“NOLs”) of $889.7 million and $817.2 million, respectively, which will expire beginning in 2026 and ending in 2035. Included in this amount were $82.3 million of NOLs attributable to acquisitions completed during 2011, the utilization of which will be subject to limitations due to the application of Internal Revenue Code (“IRC”) Section 382, a provision that may limit a taxpayer’s ability to utilize its NOLs in the event of an ownership change. The Company does not believe any Section 382 limitations will preclude utilization before these NOLs expire.

At December 31, 2015 and 2014, the Company had foreign NOLs of $73.4 million and $85.8 million, respectively, which will expire in varying amounts beginning in 2020 and certain amounts, have an indefinite life. At December 31, 2015 and 2014, the Company had Canadian research and development credit carry forwards of $60.2 million and $66.7 million, respectively, which expire between 2022 and 2035. At December 31, 2014, the net deferred tax assets were offset by a full valuation allowance. During 2015, a $5.9 million reduction in the valuation allowance was recognized as a benefit to the foreign deferred tax provision, related to the Company’s Canadian Clinical subsidiary.

As of December 31, 2015 and 2014, the Company had a total valuation allowance of $406.5 million and $375.6 million, respectively. The Company maintains a full valuation allowance against its domestic and certain foreign net deferred tax assets because management has concluded that it is more likely than not that it will not realize the benefits of these deferred tax assets based on recent operating results and current projections of future losses.  In 2015 and 2014, the valuation allowance increased by $30.9 million (net of the $5.9 million Canadian reduction) and $76.7 million, respectively, primarily due to the domestic NOL each year. The Company continues to evaluate all jurisdictions for potential valuation allowance changes due to improved sustainable profitability or decline of business profits which would either warrant the release of an already established valuation allowance or to record a valuation allowance against the deferred tax assets of the given jurisdiction.

Due to the valuation allowance, for the years ended December 31, 2015 and 2014, the taxable temporary difference from the amortization of indefinite-lived intangible assets and goodwill, resulted in incremental tax expense of $7.6 million and $6.4 million, respectively (before the impact of impairments). The Company will record tax expense related to amortization of its tax deductible indefinite-lived intangible assets and goodwill during those future periods for which it maintains a valuation allowance or until its unamortized balance of $133.0 million as of December 31, 2015, is fully amortized for tax purposes.

The Company provides for U.S. income taxes or non U.S. withholding taxes of undistributed earnings of non U.S. subsidiaries, unless such earnings are considered indefinitely reinvested. As of December 31, 2015, undistributed earnings, for which no provision for U.S. income taxes has been established, was $71.8 million. As of December 31, 2015, the amount of unrecognized deferred tax liability related to this temporary difference is estimated to be approximately $27.6 million, although if distributed during future periods for which the Company maintains a domestic valuation allowance, there would not be a material impact on future tax provisions.

As of December 31, 2015, 2014 and 2013, the Company had unrecognized tax benefits of $25.5 million, $16.7 million and $13.6 million, respectively. Positions totaling $2.7 million, $3.1 million and $8.0 million at December 31, 2015, 2014 and 2013, respectively, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which excludes interest and penalties, is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance	$16.7	$13.6	$12.3
Increase (decrease) in tax positions for prior years	0.1	(0.2)	(0.4)
Increase in tax positions for current year	9.4	6.9	4.3
Settlements	—	(2.8)	(1.4)
Lapse of statute of limitations	(0.7)	(0.8)	(1.2)
Unrecognized tax benefits balance	$25.5	$16.7	$13.6

The total amount of accrued interest and penalties recorded as of December 31, 2015 and 2014 was $3.0 million and $2.9 million, respectively. The gross interest and penalties recognized in the statements of operations for the years ended December 31, 2015, 2014 and 2013 was income (expense) of $(0.1) million, $0.4 million and $0.1 million, respectively. The interest and penalties recognized as income is a result of the expiration of the statute of limitations and audit settlement related to several uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2012 and generally, is no longer subject to state and local income tax examinations by tax authorities for years before 2011.

The Company does not expect that the unrecognized tax benefits balance will decrease within the next 12 months.

17. Related Parties

Management Arrangements

Upon completion of the August 2010 Merger, the Company entered into a management agreement (“THL Management Agreement”) with THL Managers VI, LLC (“THL Managers”), in which THL Managers agreed to provide management services to the Company until the tenth anniversary of the consummation of the August 2010 Merger with evergreen one-year extensions thereafter. Pursuant to the THL Management Agreement, THL Managers will receive an aggregate annual management fee in an amount per year equal to the greater of (a) $2.5 million or (b) 1.5% of EBITDA, as defined. In addition, the Company will reimburse out-of-pocket expenses, including travel related costs, incurred by THL Managers. The Company recognized $3.3 million, $2.9 million and $3.0 million in management fees and related costs for the years ended December 31, 2015, 2014 and 2013, respectively.

The management agreement with the THL Managers includes customary exculpation and indemnification provisions in favor of the THL Managers and their affiliates. The THL Managers may terminate their management agreement at any time. The THL Managers’ management agreement will terminate automatically upon an initial public offering or a change of control. Upon termination due to an initial public offering or a change of control, the THL Managers will be entitled to a termination fee based on the net present value of their annual fee due during the remaining period from the date of termination to the then applicable scheduled date of termination of their management agreement.

Upon completion of the August 2010 Merger, the Company entered into a management agreement with Liberty Lane, in which Liberty Lane agreed to provide management services to the Company. Mr. Meister, the Company’s former Chief Executive Officer, is affiliated with Liberty Lane. Pursuant to the agreement, Liberty Lane or its affiliates received an aggregate annual management fee in an amount per year equal to $1.0 million. On December 5, 2012, the agreement was amended to lower the per year management fee to $0.8 million beginning January 1, 2013. The agreement was terminated in the second quarter of 2015 with an effective date of September 24, 2014 to reflect Mr. Meister’s resignation as Chief Executive Officer. The Company incurred management fees of $0.7 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.

On November 12, 2012, the Compensation Committee of Group Holdings granted to Liberty Lane options to purchase shares of Common Stock equal to approximately 1.4% of the fully diluted equity of Group Holdings. The options vest if a liquidity event occurs such that the Investors achieve a certain return on their investment. These awards were cancelled in the second quarter of 2015 to reflect Mr. Meister’s resignation as Chief Executive Officer, and the Company issued 38,054 MoM Option Awards to Mr. Meister during 2015. See Note 13 for additional information.

Commercial Transactions

There were four entities for the years ended December 31, 2015, 2014 and 2013 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company. The services included facilities management, audio conferencing and information technology services.  The fees for these services were $4.3 million, $5.3 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in and became a director of an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period.  The services were provided for fees of $1.8 million, $1.8 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Debt Instruments

In 2014, affiliates of Thomas H. Lee Partners, L.P., Liberty Lane and Blane Walter purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million as described in Note 9.

18. Segment Information

The Company provides services through two reportable segments, Clinical and Commercial. Each reportable business segment is comprised of multiple divisions and business units that, through their combination, create a fully integrated biopharmaceutical outsourced services provider. Clinical, which primarily serves pharmaceutical, biotechnology, diagnostic and medical device clients engaged in research and development, provides a continuum of services spanning phases I-IV of clinical development. Commercial, provides commercialization, patient outcomes and consulting services to the pharmaceutical, biotechnology and healthcare industries. The Clinical and Commercial segments provide services to the other segments primarily in connection with the delivery of services to the end customer. The Company accounts for intersegment sales on prices that management considers to be consistent with market pricing.  Total intersegments sales from Clinical to Commercial was $0.3 million , $1.5 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.  Total intersegment sales from Commercial to Clinical or Corporate was $13.2 million, $6.1 million, and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Management measures and evaluates the Company’s operating segments based on segment net revenue and adjusted operating income.  The results of these reportable business segments are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer.  Certain costs are excluded from segment operating income because management evaluates the operating results of the segments excluding such charges.  These items include depreciation and amortization; certain foreign currency impacts; net charges associated with acquisitions; certain legal charges, net of insurance recoveries; certain asset impairment charges; stock-based compensation; as well as corporate and other unallocated expenses.  The corporate and other unallocated expenses primarily consist of expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal; restructuring and related charges; and certain expenses incurred in connection with the management agreements with affiliates of certain shareholders of the Parent.  Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and in the reconciliations presented below.  The Company has not presented segment assets since management does not evaluate the Company’s operating segments using this information.

The Company has an agreement to provide commercialization services to a pharmaceutical customer for launch of certain products in return for a royalty on the customer’s net sales. The results of this arrangement are included in Corporate as the contract is managed and evaluated on a corporate level. As these activities were previously included in the Commercial segment information has been restated to include these results in Corporate and Commercial recognized intersegment sales related to performing services under this arrangement.

Selected information for each reportable segment is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Net Revenues
Clinical	$947,917	$870,255	$865,043
Commercial	1,059,876	943,716	784,130
Intersegment revenues	(13,475)	(7,566)	(4,618)
Consolidated net revenues	$1,994,318	$1,806,405	$1,644,555
Adjusted Segment Operating Income (Loss)
Clinical	$137,093	$96,736	$94,945
Commercial	171,940	129,684	108,782
Corporate and other	(39,765)	(28,790)	(43,725)
Reportable segments adjusted operating income (loss)	269,268	197,630	160,002
Depreciation and amortization	(95,088)	(107,315)	(105,999)
Impairment of goodwill and long-lived assets	(69,157)	(24,023)	(38,881)
Proceeds from purchase price finalization	—	—	14,221
Stock-based compensation	(4,286)	(556)	1,771
Other unallocated charges	(27,587)	(16,356)	(34,314)
Operating income (loss)	73,150	49,380	(3,200)
Loss on extinguishment of debt and refinancing costs	—	(10,062)	(818)
Interest income (expense), net	(228,199)	(217,049)	(209,231)
Other income	11,318	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	$(143,731)	$(177,731)	$(213,249)

	For the Year Ended December 31,
	2015	2014	2013
Capital Expenditures (in thousands)
Clinical	$14,816	$11,237	$16,478
Commercial	14,938	10,847	9,988
Corporate and other	9,525	11,005	9,211
Capital expenditures	$39,279	$33,089	$35,677

The following tables contain certain financial information by geographic area based on the location of the primary customer relationship.

	For the Year Ended December 31,
	2015	2014	2013
Net Revenues by Geography (in thousands)
United States	$1,554,376	$1,336,674	$1,201,428
Europe	309,858	310,571	288,702
All Other Americas	62,804	75,040	81,843
Asia	60,347	73,930	61,340
All Other	6,933	10,190	11,242
Net revenues	$1,994,318	$1,806,405	$1,644,555

	December 31,
	2015	2014
Long-Lived Assets by Geography (in thousands)
United States	$124,901	$104,637
Europe	9,790	8,988
All Other Americas	4,974	6,400
Asia	2,334	1,779
All Other	33	55
Long-lived assets	$142,032	$121,859

19. Allowance for Doubtful Accounts

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

	Balance	Additions			Balance
	Beginning	Charged to			End of
	of Year	Income	Deductions	Other (a)	Year
Year ended December 31, 2015	$4,143	$2,689	$(1,469)	$32	$5,395
Year ended December 31, 2014	4,839	1,203	(1,496)	(403)	4,143
Year ended December 31, 2013	4,002	2,459	(1,883)	261	4,839

(a)	Primarily reflects the impact of currency translation.

20. Guarantor Financial Information

Borrowings under each of our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are guaranteed by certain of the Company’s domestic wholly-owned subsidiaries. The guarantees are full and unconditional and joint and several. The Company’s Senior Secured Credit Facility, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are not guaranteed by certain of the Company’s subsidiaries, including all of its non-U.S. subsidiaries or non-wholly owned subsidiaries. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information, results of operations, comprehensive loss and cash flow information for inVentiv Health, Inc., the Guarantor Subsidiaries and other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of inVentiv Health, Inc.’s investment in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting.

Subsequent to the issuance of the 2014 consolidated financial statements, management determined that within the condensed consolidating statement of cash flows, certain intercompany transfers historically presented on a gross basis within operating, investing and financing activities represent centralized treasury activities that are more appropriately presented on a net basis within investing and financing activities between the respective parent, guarantor, and non guarantor entities. Additionally, the Company has recorded in Guarantor Subsidiaries approximately $575.3 million of long term debt as well as adjustments for debt-related accounts previously shown in the parent column, representing the co-obligator subsidiaries share of the Company’s outstanding term loan debt. The aforementioned items have been corrected in the condensed consolidating statements as of December 31, 2014 and for years ended December 31, 2014 and 2013. The corrections had no impact on the Company’s consolidated financial position, results of operations or cash flows.

20. Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At December 31, 2015

(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$55,226	—	$148,970	$(82,879)	$121,317
Restricted cash	226	—	1,381	—	1,607
Accounts receivable, net of allowances for doubtful accounts	—	292,548	66,533	—	359,081
Unbilled services	—	174,070	33,395	—	207,465
Intercompany receivables	529,457	840,499	18,211	(1,388,167)	—
Prepaid expenses and other current assets	8,839	11,401	22,690	—	42,930
Income tax receivable	104	—	1,076	(104)	1,076
Total current assets	593,852	1,318,518	292,256	(1,471,150)	733,476
Property and equipment, net	23,227	101,507	17,298	—	142,032
Goodwill	—	855,317	40,052	—	895,369
Intangible assets, net	—	328,239	6,407	—	334,646
Non-current deferred tax assets	—	—	10,032	—	10,032
Other assets	19,084	4,491	13,559	—	37,134
Non-current intercompany receivables	416,161	29,235	35,021	(480,417)	—
Investment in consolidated subsidiaries	676,479	93,191	—	(769,670)	—
Total assets	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$1,936	$21,324	$73,355	$(73,282)	$23,333
Accrued payroll, accounts payable and accrued expenses	71,953	200,063	71,307	(9,597)	333,726
Intercompany payables	820,965	542,500	24,702	(1,388,167)	—
Income taxes payable	—	165	5,423	(104)	5,484
Deferred revenue and client advances	—	190,828	55,828	—	246,656
Total current liabilities	894,854	954,880	230,615	(1,471,150)	609,199
Capital lease obligations, net of current portion	—	45,247	11	—	45,258
Long-term debt, net of current portion	1,533,197	568,688	—	—	2,101,885
Non-current income tax liability	—	4,806	1,136	—	5,942
Deferred tax liability	74	73,047	239	—	73,360
Other non-current liabilities	38,494	30,896	18,763	—	88,153
Non-current intercompany liabilities	34,920	416,260	29,237	(480,417)	—
Total liabilities	2,501,539	2,093,824	280,001	(1,951,567)	2,923,797
Total inVentiv Health, Inc. stockholder’s deficit	(772,736)	636,674	132,996	(769,670)	(772,736)
Noncontrolling interest	—	—	1,628	—	1,628
Total stockholder’s deficit	(772,736)	636,674	134,624	(769,670)	(771,108)
Total liabilities and stockholder’s deficit	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689

20. Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At December 31, 2014

(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$19,643	$3,439	$86,014	$(52,037)	$57,059
Restricted cash	569	—	1,148	—	1,717
Accounts receivable, net of allowances for doubtful accounts	—	236,884	65,963	—	302,847
Unbilled services	—	138,100	40,936	—	179,036
Intercompany receivables	375,025	557,758	64,778	(997,561)	—
Prepaid expenses and other current assets	5,301	12,181	20,743	—	38,225
Income tax receivable	—	310	1,053	—	1,363
Current deferred tax assets	259	12,198	1,316	(6,261)	7,512
Total current assets	400,797	960,870	281,951	(1,055,859)	587,759
Property and equipment, net	21,665	82,857	17,337	—	121,859
Goodwill	—	889,281	42,506	—	931,787
Intangible assets, net	—	410,059	7,765	—	417,824
Non-current deferred tax assets	—	—	3,944	—	3,944
Other assets	25,916	3,519	12,447	—	41,882
Non-current intercompany receivables	368,325	38,847	132	(407,304)	—
Investment in consolidated subsidiaries	700,383	86,242	—	(786,625)	—
Total assets	$1,517,086	$2,471,675	$366,082	$(2,249,788)	$2,105,055
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$4,006	$14,025	$50,271	$(52,037)	$16,265
Accrued payroll, accounts payable and accrued expenses	62,179	162,937	61,497	—	286,613
Intercompany payables	562,297	404,413	30,851	(997,561)	—
Income taxes payable	222	—	987	—	1,209
Deferred revenue and client advances	—	150,709	48,421	—	199,130
Total current liabilities	628,704	732,084	192,027	(1,049,598)	503,217
Capital lease obligations, net of current portion	—	29,126	198	—	29,324
Long-term debt, net of current portion	1,456,325	565,527	—	—	2,021,852
Non-current income tax liability	—	5,360	1,101	—	6,461
Deferred tax liability	333	80,860	2,300	(6,261)	77,232
Other non-current liabilities	37,441	25,175	18,140	—	80,756
Non-current intercompany liabilities	9,464	368,457	29,383	(407,304)	—
Total liabilities	2,132,267	1,806,589	243,149	(1,463,163)	2,718,842
Total inVentiv Health, Inc. stockholder’s deficit	(615,181)	665,086	121,539	(786,625)	(615,181)
Noncontrolling interest	—	—	1,394	—	1,394
Total stockholder’s deficit	(615,181)	665,086	122,933	(786,625)	(613,787)
Total liabilities and stockholder’s deficit	$1,517,086	$2,471,675	$366,082	$(2,249,788)	$2,105,055

20. Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended December 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$1,553,568	$471,699	$(30,949)	$1,994,318
Reimbursed out-of-pocket expenses	—	283,529	43,774	(348)	326,955
Total revenues	—	1,837,097	515,473	(31,297)	2,321,273
Operating expenses:
Cost of revenues	—	1,056,886	298,668	(28,772)	1,326,782
Reimbursable out-of-pocket expenses	—	283,529	43,774	(348)	326,955
Selling, general and administrative expenses	75,181	314,190	138,035	(2,177)	525,229
Impairment of goodwill	—	33,964	—	—	33,964
Impairment of long-lived assets	—	35,193	—	—	35,193
Allocation of intercompany costs	(55,594)	43,659	11,935	—	—
Total operating expenses	19,587	1,767,421	492,412	(31,297)	2,248,123
Operating income (loss)	(19,587)	69,676	23,061	—	73,150
Interest income (expense), net	(179,379)	(49,389)	569	—	(228,199)
Other income	11,318	—	—	—	11,318
Intercompany interest income (expense)	47,946	(46,957)	(989)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(139,702)	(26,670)	22,641	—	(143,731)
Income tax (provision) benefit	503	(5,009)	(1,061)	—	(5,567)
Income (loss) before income (loss) from equity investments	(139,199)	(31,679)	21,580	—	(149,298)
Income (loss) from equity investments	(12,269)	15,772	—	(4,782)	(1,279)
Net income (loss)	(151,468)	(15,907)	21,580	(4,782)	(150,577)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(891)	—	(891)
Net income (loss) attributable to inVentiv Health, Inc.	$(151,468)	$(15,907)	$20,689	$(4,782)	$(151,468)

20. Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Fiscal Year Ended December 31, 2014

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$1,348,217	$489,511	$(31,323)	$1,806,405
Reimbursed out-of-pocket expenses	—	213,940	53,167	(321)	266,786
Total revenues	—	1,562,157	542,678	(31,644)	2,073,191
Operating expenses:
Cost of revenues	—	904,529	328,325	(29,218)	1,203,636
Reimbursable out-of-pocket expenses	—	213,940	53,167	(321)	266,786
Selling, general and administrative expenses	46,047	343,170	142,254	(2,105)	529,366
Impairment of goodwill	—	15,795	—	—	15,795
Impairment of long-lived assets	—	8,228	—	—	8,228
Allocation of intercompany costs	(40,968)	33,155	7,813	—	—
Total operating expenses	5,079	1,518,817	531,559	(31,644)	2,023,811
Operating income (loss)	(5,079)	43,340	11,119	—	49,380
Loss on extinguishment of debt and refinancing costs	(3,570)	(6,492)	—	—	(10,062)
Interest income (expense), net	(166,998)	(50,401)	350	—	(217,049)
Intercompany interest income (expense)	42,373	(39,959)	(2,414)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(133,274)	(53,512)	9,055	—	(177,731)
Income tax (provision) benefit	5,743	(5,055)	(3,195)	—	(2,507)
Income (loss) before income (loss) from equity investments	(127,531)	(58,567)	5,860	—	(180,238)
Income (loss) from equity investments	(62,104)	(586)	—	62,286	(404)
Income (loss) from continuing operations	(189,635)	(59,153)	5,860	62,286	(180,642)
Net income (loss) from discontinued operations, net of tax	—	(8,163)	—	—	(8,163)
Net income (loss)	(189,635)	(67,316)	5,860	62,286	(188,805)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(830)	—	(830)
Net income (loss) attributable to inVentiv Health, Inc.	$(189,635)	$(67,316)	$5,030	$62,286	$(189,635)

20. Guarantor Financial Information (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended December 31, 2013

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$1,242,117	$486,171	$(83,733)	$1,644,555
Reimbursed out-of-pocket expenses	—	208,706	57,178	(5,959)	259,925
Total revenues	—	1,450,823	543,349	(89,692)	1,904,480
Operating expenses:
Cost of revenues	—	860,762	306,219	(82,214)	1,084,767
Reimbursable out-of-pocket expenses	—	208,706	57,178	(5,959)	259,925
Selling, general and administrative expenses	53,682	340,301	145,864	(1,519)	538,328
Proceeds from purchase price finalization	—	(14,221)	—	—	(14,221)
Impairment of goodwill	—	36,864	—	—	36,864
Impairment of long-lived assets	—	2,017	—	—	2,017
Allocation of intercompany costs	(46,972)	35,985	10,987	—	—
Total operating expenses	6,710	1,470,414	520,248	(89,692)	1,907,680
Operating income (loss)	(6,710)	(19,591)	23,101	—	(3,200)
Loss on extinguishment of debt and refinancing costs	(818)	—	—	—	(818)
Interest income (expense), net	(158,623)	(50,756)	148	—	(209,231)
Intercompany interest income (expense)	38,293	(33,089)	(5,204)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(127,858)	(103,436)	18,045	—	(213,249)
Income tax (provision) benefit	(498)	(4,070)	1,613	—	(2,955)
Income (loss) before income (loss) from equity investments	(128,356)	(107,506)	19,658	—	(216,204)
Income (loss) from equity investments	(109,217)	12,138	—	97,094	15
Income (loss) from continuing operations	(237,573)	(95,368)	19,658	97,094	(216,189)
Net income (loss) from discontinued operations, net of tax	—	(20,228)	—	—	(20,228)
Net income (loss)	(237,573)	(115,596)	19,658	97,094	(236,417)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(1,156)	—	(1,156)
Net income (loss) attributable to inVentiv Health, Inc.	$(237,573)	$(115,596)	$18,502	$97,094	$(237,573)

20. Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Fiscal Year Ended December 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net Income (loss)	$(151,468)	$(15,907)	$21,580	$(4,782)	$(150,577)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,963)	(8,732)	(8,317)	17,049	(9,963)
Total other comprehensive income (loss)	(9,963)	(8,732)	(8,317)	17,049	(9,963)
Total comprehensive income (loss)	(161,431)	(24,639)	13,263	12,267	(160,540)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(891)	—	(891)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(161,431)	$(24,639)	$12,372	$12,267	$(161,431)

20. Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Fiscal Year Ended December 31, 2014

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net Income (loss)	$(189,635)	$(67,316)	$5,860	$62,286	$(188,805)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,848)	(12,377)	(13,965)	26,342	(16,848)
Total other comprehensive income (loss)	(16,848)	(12,377)	(13,965)	26,342	(16,848)
Total comprehensive income (loss)	(206,483)	(79,693)	(8,105)	88,628	(205,653)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(830)	—	(830)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(206,483)	$(79,693)	$(8,935)	$88,628	$(206,483)

20. Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Fiscal Year Ended December 31, 2013

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net Income (loss)	$(237,573)	$(115,596)	$19,658	$97,094	$(236,417)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,246)	380	(8,215)	7,835	(7,246)
Total other comprehensive income (loss)	(7,246)	380	(8,215)	7,835	(7,246)
Total comprehensive income (loss)	(244,819)	(115,216)	11,443	104,929	(243,663)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(1,156)	—	(1,156)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(244,819)	$(115,216)	$10,287	$104,929	$(244,819)

20. Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended December 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(157,479)	$227,016	$46,795	$(9,597)	$106,735
Cash flows from investing activities:
Purchases of property and equipment	(9,526)	(21,170)	(8,583)	—	(39,279)
Proceeds from sale of business	14,251	—	—	—	14,251
Proceeds from vehicle sales and rebates on vehicle leases	—	17,731	—	—	17,731
Proceeds from sale of investments	2,024	—	—	—	2,024
Intercompany transfers	190,244	(6,949)	—	(183,295)	—
Other, net	344	—	(305)	—	39
Net cash provided by (used in) investing activities	197,337	(10,388)	(8,888)	(183,295)	(5,234)
Cash flows from financing activities:
Repayments on capital leases	—	(29,034)	(383)	—	(29,417)
Borrowings under line of credit	153,000	—	—	—	153,000
Repayments on line of credit	(153,000)	—	—	—	(153,000)
Payment on installment note and contingent consideration related to acquisition	(2,500)	—	—	—	(2,500)
Proceeds from issuance of debt	2,444	—	—	—	2,444
Payment of debt issuance costs	(1,771)	—	—	—	(1,771)
Repayment of other financing arrangements	(2,448)	(352)	—	—	(2,800)
Intercompany transfers	—	(190,681)	28,631	162,050	—
Other, net	—	—	(657)	—	(657)
Net cash provided by (used in) financing activities	(4,275)	(220,067)	27,591	162,050	(34,701)
Effects of foreign currency exchange rate changes on cash	—	—	(2,542)	—	(2,542)
Net increase (decrease) in cash and cash equivalents	35,583	(3,439)	62,956	(30,842)	64,258
Cash and cash equivalents, beginning of year	19,643	3,439	86,014	(52,037)	57,059
Cash and cash equivalents, end of year	$55,226	$—	$148,970	$(82,879)	$121,317

20. Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended December 31, 2014

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(185,910)	$118,563	$21,300	$—	$(46,047)
Net cash provided by (used in) discontinued operations	—	(7,988)	—	—	(7,988)
Net cash provided by (used in) operating activities	(185,910)	110,575	21,300	—	(54,035)
Cash flows from investing activities:
Purchases of property and equipment	(11,005)	(16,380)	(5,704)	—	(33,089)
Proceeds from vehicle sales and rebates on vehicle leases	—	12,190	—	—	12,190
Purchase of investments	(2,625)	—	—	—	(2,625)
Intercompany transfers	140,799	19,368	—	(160,167)	—
Other, net	163	—	—	—	163
Net cash provided by (used in) investing activities	127,332	15,178	(5,704)	(160,167)	(23,361)
Cash flows from financing activities:
Repayments on capital leases	—	(17,307)	(559)	—	(17,866)
Borrowings under line of credit	369,000	—	—	—	369,000
Repayments on line of credit	(369,000)	—	—	—	(369,000)
Payment on installment note and contingent consideration related to acquisition	(1,500)	—	—	—	(1,500)
Proceeds from issuances of debt	2,776	—	—	—	2,776
Payment of debt issuance costs	(2,428)	—	—	—	(2,428)
Repayment of other financing arrangements	(3,803)	(1,056)	—	—	(4,859)
Issuance of notes payable	50,000	—	—	—	50,000
Intercompany transfers	—	(123,789)	(19,585)	143,374	—
Other, net	—	—	(653)	—	(653)
Net cash provided by (used in) financing activities	45,045	(142,152)	(20,797)	143,374	25,470
Effects of foreign currency exchange rate changes on cash	—	—	(7,242)	—	(7,242)
Net increase (decrease) in cash and cash equivalents	(13,533)	(16,399)	(12,443)	(16,793)	(59,168)
Cash and cash equivalents, beginning of year	33,176	19,838	98,457	(35,244)	116,227
Cash and cash equivalents, end of year	$19,643	$3,439	$86,014	$(52,037)	$57,059

20. Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Fiscal Year Ended December 31, 2013

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(129,734)	$120,186	$32,176	$—	$22,628
Net cash provided by (used in) discontinued operations	—	(6,188)	—	—	(6,188)
Net cash provided by (used in) operating activities	(129,734)	113,998	32,176	—	16,440
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(400)	—	—	—	(400)
Purchases of property and equipment	(178)	(26,589)	(8,910)	—	(35,677)
Proceeds from vehicle sales and rebates on vehicle leases	—	15,134	—	—	15,134
Purchase of investments	(3,590)	—	—	—	(3,590)
Intercompany transfers	80,963	2,053	—	(83,016)	—
Other, net	219	52	—	—	271
Net cash provided by (used in) continuing operations	77,014	(9,350)	(8,910)	(83,016)	(24,262)
Net cash provided by (used in) discontinued operations	—	(1,941)	—	—	(1,941)
Net cash provided by (used in) investing activities	77,014	(11,291)	(8,910)	(83,016)	(26,203)
Cash flows from financing activities:
Repayments on capital leases	—	(21,487)	(699)	—	(22,186)
Borrowings under line of credit	54,500	—	—	—	54,500
Repayments on line of credit	(54,500)	—	—	—	(54,500)
Proceeds from issuances of debt	2,418	—	—	—	2,418
Payment of debt issuance costs	(3,059)	—	—	—	(3,059)
Repayment of other financing arrangements	(2,797)	—	—	—	(2,797)
Issuance of notes payable	25,625	—	—	—	25,625
Intercompany transfers	—	(76,853)	10,765	66,088	—
Other, net	17	—	(1,274)	—	(1,257)
Net cash provided by (used in) financing activities	22,204	(98,340)	8,792	66,088	(1,256)
Effects of foreign currency exchange rate changes on cash	—	—	(2,167)	—	(2,167)
Net increase (decrease) in cash and cash equivalents	(30,516)	4,367	29,891	(16,928)	(13,186)
Cash and cash equivalents, beginning of year	63,692	15,471	68,566	(18,316)	129,413
Cash and cash equivalents, end of year	$33,176	$19,838	$98,457	$(35,244)	$116,227

21. Subsequent Events

On January 8, 2016, the Company’s Board of Directors approved the repurchase by the Company of its Junior Lien Secured Notes and the subsequent cancellation of such repurchased notes (the “PIK Note Repurchase”). The Company has repurchased and cancelled an aggregate principal amount of $23.7 million of its Junior Lien Secured Notes through open market purchases for $23.1 million.  As a result of the PIK Note Repurchase, the Company will reduce its debt and a pro rata portion of deferred financing costs on the transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of December 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Commission for newly registered companies.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended December 31, 2015 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

           As previously disclosed in our Report on Form 8-K filed March 16, 2016 (the “March 16 Report”), Michael Griffith’s employment with inVentiv Health, Inc. terminated on March 15, 2016.  The terms of an Enhanced Separation Agreement and General Release of Claims (the “Enhanced Separation Agreement”) executed March 16, 2016 were also disclosed in the March 16 Report.  On March 16, 2016, Mr. Griffith executed the Separation Agreement and General Release of Claims (the “Separation Agreement”) referenced in the March 16 Report.  Unless Mr. Griffith revokes the Separation Agreement on or before March 24, 2016, Mr. Griffith will be entitled to receive the same benefits as are provided for under the terms of his Severance and Non-Competition Agreement dated May 10, 2014 in addition to the benefits under the Enhanced Separation Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Below is a list of the names, ages and positions, and a brief account of the business experience, of certain individuals who serve as the executive officers and directors of the Company.

Name	Age	Position with Company
Michael Bell	60	Chairman and Chief Executive Officer
Jonathan E. Bicknell	47	Chief Financial Officer and Chief Accounting Officer
Michael J. McKelvey	63	Executive Vice President, President of Clinical Segment
Eric R. Green	53	General Counsel & Secretary
Jeffrey McMullen	64	Vice Chairman and Director, Chairman of inVentiv Health Clinical
Rachel Stahler	40	Chief Information Officer
Todd M. Abbrecht	47	Director
Laura A. Grattan	35	Director
Paul M. Meister	63	Director
Joshua M. Nelson	43	Director
Charles J. Shea	60	Director
R. Blane Walter	45	Vice Chairman and Director

Michael Bell

Michael Bell was appointed Chairman and Chief Executive Officer in September 2014. Mr. Bell served as our Chief Operating Officer from May 2014 until his appointment as Chairman and Chief Executive Officer. From 1998 until he joined the Company, Mr. Bell was a Managing Director of Monitor Clipper Partners, a private equity firm where he invested in companies in the professional services, procurement outsourcing and pharmaceutical services industries. Mr. Bell also served as Senior Executive Vice President of John Hancock Financial Services, reporting to the Chairman and Chief Executive Officer, from 2001 until the business was sold to Manulife Financial in 2004. In 1983 Mr. Bell was a founder of the Monitor Group, a management consulting firm engaged across the healthcare delivery system, and was a member of the firm’s leadership team until 1998 when he joined Monitor Clipper Partners. Mr. Bell’s experience serving as a director of various companies and his extensive experience as an executive, including with the Company, led to the conclusion that he should serve as a Director of the Company.

Jonathan E. Bicknell

Jonathan E. Bicknell was appointed Chief Financial Officer in October 2014, after being appointed Interim Chief Financial Officer in August 2013. Mr. Bicknell joined the Company as Chief Accounting Officer in April 2012. Prior to joining the Company, Mr. Bicknell was with PricewaterhouseCoopers, LLP (PwC) for nearly 17 years, most recently as a Partner in the Banking and Capital Markets group. During his tenure at PwC, Mr. Bicknell worked in both the Audit and Transaction Services groups, focusing on financial services as well as biotechnology and start up technology companies.

Michael J. McKelvey, Ph.D.

Michael J. McKelvey was appointed Executive Vice President in June 2015. Dr. McKelvey oversees our Clinical business segment. Prior to joining the Company, he was an independent consultant focusing on clinical trial efficiency from July 2014 until June 2015.  From January 2011 until May 2014, Dr. McKelvey served as Executive Vice President and Chief Operating Officer of Aptiv Solutions, a global clinical development services company focused on adaptive clinical trial design.  Prior to Aptiv Solutions, he was President and CEO and a board member of eResearchTechnology, Inc. (ERT), a multi-product provider of clinical research services from June 2006 until December 2010.

Eric R. Green

Eric R. Green was appointed General Counsel and Secretary in October 2014, after joining the Company as General Counsel of inVentiv Health Commercial in November 2011. Prior to joining the Company, Mr. Green was Senior Counsel of GE Healthcare from August 2010 until November 2011. From June 1999 until August 2010, Mr. Green served in several senior legal roles at Quintiles, including Vice President and Senior Associate General Counsel.

Jeffrey McMullen

Jeffrey McMullen, Vice Chairman of the Company and Chairman of inVentiv Health Clinical, previously served as the Chief Executive Officer of PharmaNet Development Group, Inc. (“PharmaNet”), which he co-founded in 1996. He served as President and CEO of PharmaNet from December 2005 until his appointment to our board of directors in August 2012. Prior to that, Mr. McMullen held the positions of President and Chief Operating Officer from 2003 to 2005, Executive Vice President and Chief Operating Officer from 2001 to 2003 and Senior Vice President, Business Development from 1996 to 2001 with PharmaNet.  Mr. McMullen’s extensive experience in the industry and as an executive of our Company led to the conclusion that he should serve as a Director of the Company.

Rachel Stahler

Rachel Stahler was appointed Chief Information Officer in September 2015 after joining the Company as Chief Information Officer of our Clinical business segment.  Prior to joining inVentiv, Ms. Stahler was the Chief Information Officer and Senior Vice President of Marketing at Optimer Pharmaceuticals from August 2011 until March 2014. Rachel held various roles at Pfizer, Inc. from November 2003 until August 2011.

Todd M. Abbrecht

Todd M. Abbrecht is a Managing Director with Thomas H. Lee Partners and became a Director of the Company in August 2010. Prior to joining THL in 1992, Mr. Abbrecht was in the Mergers and Acquisitions department of Credit Suisse First Boston. Mr. Abbrecht previously served on the board of directors of Warner Chilcott plc and Dunkin’ Brands Group, Inc. Mr. Abbrecht currently serves on the board of directors of Aramark, Fogo de Chão, Intermedix Corporation, Curo Health Services, Healthcare Staffing Services and Party City. Mr. Abbrecht’s experience serving as a director of various companies and his affiliation with THL, whose common stock holdings entitle it to elect a certain number of directors, led to the conclusion that he should serve as a Director of the Company.

Laura A. Grattan

Laura A. Grattan is a Director at Thomas H. Lee Partners and became a Director of the Company in August 2010. Prior to joining THL Partners in 2005, Ms. Grattan worked in the Private Equity Group at Goldman, Sachs & Co. Ms. Grattan also serves on the board of directors of West Corporation. Ms. Grattan’s experience serving as a director of various companies and her affiliation with THL, whose common stock holdings entitle it to elect a certain number of directors, led to the conclusion that she should serve as a Director of the Company.

Paul M. Meister

Paul M. Meister is President of MacAndrews & Forbes Holdings, Inc. Mr. Meister served as our Chairman and Chief Executive Officer from August 2010 and February 2011, respectively, until September 2014. Mr. Meister, is also co-founder of Liberty Lane Partners, LLC, part of a private investment group that acquired inVentiv in August 2010. Prior to joining inVentiv, Mr. Meister served as Chairman of the Board of Thermo Fisher Scientific Inc., a scientific instruments, equipment and supplies company, from November 2006 until April 2007 and in various capacities, including Vice Chairman, with Fisher Scientific International, Inc., a predecessor to Thermo Fisher, from March 1991 to November 2006. He currently serves on the board of directors of Scientific Games Corporation, the LKQ Corporation and Quanterix. Mr. Meister’s experience serving as a director of various companies and his extensive experience as an executive, including with the Company, led to the conclusion that he should serve as a Director of the Company.

Joshua M. Nelson

Joshua M. Nelson is a Managing Director with Thomas H. Lee Partners and became a Director of the Company in August 2010. Prior to joining Thomas H. Lee Partners in 2003, Mr. Nelson worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson also previously worked at McKinsey & Co. and The Beacon Group, LLC. Mr. Nelson currently serves on the board of directors of 1-800 CONTACTS, Advanced BioEnergy, LLC, Hawkeye Energy Holdings, Party City, Curo Health Services, Healthcare Staffing Services and Intermedix Holdings, Inc. Mr. Nelson’s experience serving as a director of various companies and his affiliation with THL, whose common stock holdings entitle it to elect a certain number of directors, led to the conclusion that he should serve as a Director of the Company.

Charles J. Shea

Charles J. Shea became a Director of the Company in February 2015 and has been an Operating Advisor to Thomas H. Lee Partners since 2013.  Prior to Thomas H. Lee Partners, Mr. Shea was an Executive Vice President in our Commercial business segment during 2012.  From 2008 to 2011, Mr. Shea was a Managing Director with Devonshire Investors, a private equity investment firm owned by Fidelity Investments.  Mr. Shea also served as chairman of Boston Coach and Veritude, and as Executive Vice President with Sodexo’s outsourced services business.  Mr. Shea currently serves on the board of directors of CURO Health Services and Healthcare Staffing Services.  Mr. Shea’s experience as a director and officer of various companies, including his experience as an executive with the Company, led to the conclusion that he should serve as a Director of the Company.

R. Blane Walter

R. Blane Walter is currently a Partner at Talisman Capital Partners. Mr. Walter is our Vice Chairman and previously served as the Company’s Chief Executive Officer from 2008 until 2011. Mr. Walter has served as a Director of the Company since October 2005. Mr. Walter founded inChord Communications, Inc., an independently-owned, healthcare communications company, which was acquired by the Company in 2005. Mr. Walter currently serves on the board of directors of Helius Medical Technologies. Mr. Walter’s prior experience as Chief Executive Officer of the Company and his extensive background in healthcare marketing and communications led to the conclusion that he should serve as a Director of the Company.

Corporate Governance

Audit Committee

The Board of Directors is satisfied that the members of our Audit Committee have sufficient expertise and business and financial experience necessary to perform the duties as the Company’s Audit Committee effectively. Because our common stock is not traded on any national securities exchange, our Board of Directors has not formally designated any member of the Audit Committee as an “audit committee financial expert.” Though not formally considered by our Board because our common stock is not traded on any national securities exchange, we do not believe at this time that the members of the Audit Committee would be considered independent as defined by SEC rules.

Audit Committee of the Board of Directors:

Laura A. Grattan
Joshua M. Nelson
Charles J. Shea

Code of Ethics

We have adopted a Code of Business Conduct and Ethics relating to the conduct of our business by all of our employees, officers, and directors to ensure that actions taken on behalf of the Company are honest, ethical and lawful.  This policy is posted on our website, www.inventivhealth.com.

Item 11.Executive Compensation

EXECUTIVE COMPENSATION

Introduction

This section describes our executive compensation philosophy and objectives and each of the key elements of our compensation programs for fiscal year 2015 as they applied to the following individuals, who are referred to in this report as the “named executive officers”:

•	Michael A. Bell, Chairman and Chief Executive Officer
•	Jonathan E. Bicknell, Chief Financial Officer and Chief Accounting Officer
•	Michael A. Griffith, Executive Vice President, President of Commercial business segment until March 15, 2016
•	Michael J. McKelvey, Executive Vice President, President of Clinical business segment
•	Rachel Stahler, Chief Information Officer

The human capital and compensation committee of the Holdings Board (the “Compensation Committee”), which is comprised of Messrs. Abbrecht, Bell, Nelson and Shea, is responsible for making compensation decisions for our named executive officers. Mr. Bell did not, however, participate in committee discussions or decisions regarding his compensation.

Compensation Discussion and Analysis

Compensation Philosophy

The Company’s compensation philosophy, as administered by the Compensation Committee, seeks to:

•	align the interests of executive officers with the long-term interests of the Company’s stockholders;
•	achieve an appropriate balance between fixed compensation, such as annual base pay, and variable compensation, such as short-term and long-term incentive plans;
•	motivate executive officers to achieve specified performance targets on an annual basis;
•	recognize and reward current year performance;
•	establish retention incentives for executive officers; and
•	establish competitive levels of annual and long-term incentive compensation.

The Compensation Process

The Compensation Committee typically reviews and approves bonus awards for the most recently completed fiscal year and base salaries and bonus targets for the current year in the first quarter of the current year and reviews and approves equity awards upon hire, promotion and on a situational basis when appropriate. The Company anticipates that the Compensation Committee will follow a similar process in 2016 for bonus awards, base salaries, bonus targets and equity awards.

Neither the Company nor the Compensation Committee engaged a compensation consultant to advise on executive compensation matters during 2015.  The Company relied on industry relevant survey data to benchmark Dr. McKelvey and Ms. Stahler’s compensation but and did not use survey data to benchmark executive compensation for its other named executive officers. The Company does not maintain security ownership guidelines for its named executive officers. The Company periodically refers to publicly available compensation information to assess the compensation of certain named executive officers.

The Compensation Committee determined executive compensation for 2015 in a multi-step process:

•	Base salaries for all of our then named executive officers were reviewed by the Compensation Committee in 2015.
•	Discretionary bonus awards with respect to fiscal 2015 were determined at a meeting of the Compensation Committee in February 2016.

Elements of Executive Compensation

The elements of the Company’s compensation programs as applied to our named executive officers during 2015 are described below. The specific elements of compensation provided to each named executive officer were determined within the framework of their offer letters, which are described in detail under “—Executive Employment and Separation Agreements” below.

Base Salary

Base salaries were a key component of the compensation of our named executive officers for 2015. The Company reviews the base salaries of its named executive officers on a periodic basis and may adjust as appropriate. Mr. Bell is party to an employment agreement which sets his base salary. Messrs. Bicknell and Griffith and Dr. McKelvey have offer letters that establish a base salary. Ms. Stahler received a promotion letter in connection with her appointment as Chief Information Officer, which increased her base salary.  No other named executive officers received salary increases during the year.

Annual Bonus

Our annual bonus program is a key component of our named executive officers’ compensation for 2015. Each of our named executive officers was eligible to earn annual bonuses for 2015 pursuant to the Company’s annual bonus plan (the “Annual Bonus Plan”). The goal of the Annual Bonus Plan is to motivate exemplary performance by the senior management team during the applicable annual period both as a group and on an individual basis. Awards from the Annual Bonus Plan were made from a pool with three different funding criteria. The first one-third portion of the pool is funded regardless of Company performance during 2015. The second one-third portion of the pool was eligible to begin funding upon attainment of at least 90% of segment performance targets which cumulatively supported a Company consolidated EBITDA target of $230.0 million (the “EBITDA Target”). Funding for the remaining one-third portion of the pool was subject to the Company exceeding the EBITDA Target.

In allocating pool funds, the Compensation Committee considered the following factors:

Mr. Bell will receive a total bonus of $875,000 (140% of his base salary) at the discretion of members of the Compensation Committee (excluding Mr. Bell) in recognition of his leadership role in fundamentally changing the performance of the Company.  Mr. Bell’s actions resulted in significant and tangible financial and operational improvements as demonstrated in revenue and EBITDA growth year over year.  Mr. Bell created a structured and disciplined approach to running the business, and rebuilt the culture within the company through increased communications, focus on employee accountability, and the specific measurement of success through quantifiable metrics.

Mr. Bicknell will receive a total bonus of $230,000 (approximately 56% of his base salary)  at the discretion of the Compensation Committee in recognition of his role in the Company’s revenue and EBITDA growth during 2015, his leadership role in registering the company’s debt in the Form S-4 which resulted in greater transparency of financial reporting and the termination of additional interest obligations, and continued improvement of financial and other operational processes and procedures globally.

Mr. Griffith will receive a total bonus of $450,000 (approximately 86% of his base salary) at the discretion of the Compensation Committee in recognition of his role in the revenue and EBITDA growth of the Commercial segment during 2015 and his leadership of operational improvements in the Commercial segment during his tenure with the Company.

Mr. McKelvey will receive a total bonus of $525,000 (100% of his base salary) at the discretion of the Compensation Committee in recognition of his role in the revenue and EBITDA growth of the Clinical segment during 2015.  His leadership in operational improvements resulted in identifying and actioning programs that significantly reduced costs in the Clinical segment which significantly improved EBITDA margin in 2015.

Ms. Stahler will receive a total bonus of $275,000 (approximately 69% of her base salary) at the discretion of the Compensation Committee in recognition of her role in the Company’s revenue and EBITDA growth during 2015 and her leadership (after being appointed to the Chief Information Officer role) in restructuring the Information Technology organization to consolidate certain groups and streamline processes yielding significant cost savings.

The Bonus targets for our named executive officers for 2015 were as follows:

Executive	Target ($ or % of Base Salary)
Michael A. Bell	100%
Jonathan E. Bicknell	50%
Michael A. Griffith	100%
Michael J. McKelvey	100%
Rachel Stahler	50%

Equity-Based Incentive Awards

Another key component of our named executive officers’ compensation for 2015 was equity compensation. The goal of the Company’s equity-based incentive awards is to align the long-term interests of executive officers with shareholders and to provide each executive with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

On July 2, 2015 our Board of Directors approved the grant of new option awards (“2015 Incentive Options”) to eligible employees in exchange for certain outstanding restricted stock units granted under the Group Holdings’ equity incentive plan, on a one-for-one basis. Thirty-five percent of 2015 Incentive Options are time-based vesting over five years and sixty-five percent vests based upon achievement of specified performance targets and completion of a service requirement. Messrs. Bicknell and Griffith and Ms. Stahler exchanged 6,654, 14,458 and 2,949 restricted stock units, respectively, for an equivalent number of 2015 Incentive Options in the exchange program. Mr. Griffith, Dr. McKelvey and Ms. Stahler were granted 21,595, 13,215 and 4,000 new 2015 Incentive Options, respectively, during 2015 in addition to those received in the exchange program.

Mr. Bell received 12,816 time-based vesting options which vest quarterly over a one-year period and 19,882 restricted stock units which vest if Thomas H. Lee Partners sells its interest in the Company for cash and the price realized exceeds its initial investment.  All of the units were granted pursuant to the terms of Mr. Bell’s Employment, Non-Compete and Severance Agreement described in “—Executive Employment and Separation Agreements”. 5,316 of the stock options and 6,000 of the restricted stock units granted in 2015 were awarded in recognition of Mr. Bell’s service as an executive officer of the Company in 2014.

Severance and Change in Control Benefits

Mr. Bell is party to an employment agreement which provides for severance payments and benefits upon termination by the Company without cause or by the executive for good reason. These payments and benefits are discussed in more detail under “—Executive Employment and Separation Agreements”.

Each of Messrs. Bicknell, Griffith, Dr. McKelvey and Ms. Stahler are party to a Severance and Non-Competition Agreement with the Company that provides for severance payments and benefits upon termination by the Company without cause, as well as certain payments and benefits upon termination by the Company without cause or by the executive for good reason during the twelve (12) month period following a change in control. These payments and benefits are discussed in more detail under “—Executive Employment and Separation Agreements” and “—Potential Payments Upon Termination or Change in Control” below. The Company extended these benefits in order to maintain the competitiveness of its compensation practices and to induce the executives to enter into their employment or assume additional responsibilities.

Executive Employment and Separation Agreements

The following is a summary of the employment agreements that were in place between the Company and our named executive officers as of December 31, 2015.

Mr. Bell is party to an Employment, Severance and Non-Competition Agreement effective as of September 24, 2014, which provides for a base salary of $625,000 per year, with a bonus target of 100%. Mr. Bell’s agreement provides for the equity incentive awards discussed in more detail under “—Equity-Based Incentive Awards,” along with additional annual grants beginning in 2015 of (i) 7,500 options with a fair market value exercise price as of the date of grant which shall vest in four equal installments on the last day of each calendar quarter following the grant date, (ii) restricted stock units valued at $667,500 which vest if Thomas H. Lee Partners sells its interest in the Company for cash and the price realized is at least equal to its initial investment, and (iii) restricted stock units under the LTIP valued at $667,500 which shall be earned if the Consolidated EBITDA targets referenced in “Equity-Based Incentive Awards” are met. Mr. Bell’s agreement was amended on June 18, 2015 to: (i) provide for the issuance of 5,316 fully-vested options replacing the 5,000 options which were initially committed in 2014 described in “– Equity-Based Incentive Awards “ and (ii) to replace the annual commitment to grant restricted stock units under the LTIP valued at $667,500 with an annual commitment to grant restricted stock units of an equivalent value which vest if Thomas H. Lee Partners sells its interest in the Company for cash and the price realized is at least equal to the greater of: (a) the value of its initial investment or (b) the grant date value of its initial investment. The agreement further provides for the following severance benefits in the event Mr. Bell is terminated without cause or resigns for good reason: (i) aggregate severance payments of $1,250,000, (ii) twelve months of continued health and welfare coverage at active employee levels and cash payments to cover the employee premium, (iii) acceleration of any options that are due to vest within six months of termination and (iv) three months of executive-level career transition services. Mr. Bell’s agreement also provides for certain non-competition, non-solicitation of customers and employees and non-hire restrictions during the period of employment and for twelve (12) months thereafter.

Each of Messrs. Bicknell and Griffith and Dr. McKelvey received an offer letter from the Company upon commencement of employment and are party to a Severance and Non-Competition Agreement with the Company. Ms. Stahler received a promotion letter upon being promoted to the role of Chief Information Officer and is party to a Severance and Non-Competition Agreement with the Company. The letters provide that Messrs. Bicknell and Griffith, Dr. McKelvey and Ms. Stahler shall be paid an annual base salary of $400,000, $525,000, $525,000 and $400,000 respectively, and shall have an annual bonus target of 50%, 100%, 100% and 50% respectively. Mr. Bicknell’s salary was increased to $410,000, effective April 1, 2013 to reflect his contributions during 2012, including his role in key financing initiatives. Additionally, Dr. McKelvey is eligible to receive a bonus of $750,000 upon the earliest to occur of an initial public offering, a change of control or termination of his employment by the Company without cause.

The Severance and Non-Competition Agreements between the Company and each of Messrs. Bicknell, and Griffith, Dr. McKelvey and Ms. Stahler provide that upon termination of the executive without cause, the executive shall be entitled to receive (i) all base salary earned but unpaid and certain other accrued benefits as of the date of termination, (ii) a pro-rata bonus for the year of termination, as determined in accordance with the Company’s then-current bonus program, (iii) severance pay equal to twelve (12) months of the executive’s base salary, (iv) twelve (12) months of continued health and welfare coverage at active employee levels and cash payments to cover the employee premium and (v) three (3) months of executive-level career transition services. If, however, the Company terminates the executive without cause or the executive resigns with good reason within twelve (12) months following a change of control, the Company shall not pay the executive a pro-rata bonus, but shall instead pay to the executive an amount equal to 100% of the executive’s annual cash incentive bonus payment at target for the year preceding the change in control. In the event of termination of the executive’s employment as a result of the executive’s death, the Company shall pay to the executive’s heirs, executors, administrators or other legal representatives the amounts described in (i) and (ii) above, or if the executive’s death occurs within the twelve (12) month period following a change of control, an amount equal to 100% of the executive’s annual cash incentive bonus payment at target for the year preceding the change in control. If the executive’s employment is terminated voluntarily by the executive or by the Company for cause, the executive shall be entitled to the benefits described in (i) above. Each of the Severance and Non-Competition Agreements provide for certain non-competition, non-solicitation of customers and employees and no-hire restrictions during the period of employment and for twelve (12) months thereafter and requires the executive, during the period in which the executive is receiving severance benefits under the agreement, to make a good faith effort to seek employment on comparable terms, and the severance benefits provided under the agreement shall be reduced by any employment compensation received by the executive during such period.

As disclosed in the March 16 Report, Mr. Griffith executed a Separation Agreement and General Release of Claims and an Enhanced Separation Agreement and General Release of Claims, each dated March 16, 2016, the key terms of which are summarized in the March 16 Report.

Deductibility of Compensation

Because equity securities of the Company are not publicly held, Section 162(m) does not apply to the Company.

Executive Compensation Tables

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by our named executive officers for the fiscal years ending December 31, 2015, December 31, 2014 and December 31, 2013.

							Changes in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
				Stock	Option	Compensation	Compensation	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Awards($)(2)	Awards($)(2)	($)	Earnings($)	($)(3)	Total($)
Michael A. Bell	2015	$645,193	$875,000	$1,912,052	$630,900	$—	$—	$7,950	$4,071,095
Chairman and	2014	340,385	316,000	—	—	—	—	7,800	664,185
Chief Executive Officer	2013	—	—	—	—	—	—	—	—

Jonathan E. Bicknell	2015	402,116	230,000	—	355,674	—	—	—	987,790
Chief Financial Officer	2014	410,000	175,000	307,495	—	—	—	19,500	911,995
and Chief Accounting Officer	2013	408,308	103,000	75,000	—	—	—	56,250	642,558

Michael A. Griffith	2015	514,904	450,000	—	1,927,130	—	—	7,356	2,899,390
Executive Vice President,	2014	424,039	426,625	1,998,406	—	—	—	3,029	2,852,099
President of Commercial business segment	2013	—	—	—	—	—	—	—	—

Michael J. McKelvey	2015	282,692	525,000	—	706,377	—	—	7,376	1,521,445
Executive Vice President,	2014	—	—	—	—	—	—	—	—
President of Clinical business segment(4)	2013	—	—	—	—	—	—	—	—

Rachel Stahler	2015	353,500	275,000	—	369,718	—	—	7,950	1,006,168
Chief	2014	—	—	—	—	—	—	—	—
Information Officer(5)	2013	—	—	—	—	—	—	—	—

_______________

(1)

The amounts shown in the “Bonus” column constitute the cash incentive awards made to our executive officers under the Company’s Annual Bonus Plan. We expect to make payments for 2015 bonuses early in April 2016. For a detailed discussion of the Annual Bonus Plan, see “—Elements of Executive Compensation—Annual Bonus” above.

(2)

The amounts shown in the “Stock Awards” and “Option Awards” columns represent the value of restricted stock units and 2015 Incentive Options based on the methodology employed by the Company for purposes of preparing its annual financial statements in accordance with ASC 718, without taking into account any projected forfeitures of service-based awards. See “— Grant of Plan-Based Awards” and “— Outstanding Equity Awards at Fiscal Year-End” below. For a further discussion of this methodology, see Note 13 to our consolidated financial statements.

(3)	The amounts shown in the “All Other Compensation” column for 2015 represent the following:
i.	For Messrs. Bell and Griffith and Ms. Stahler, the amount for 2015 represents matching contributions under our 401(k) retirement savings plan.
ii.	For Mr. McKelvey, the amount for 2015 represents matching contributions under our 401(k) retirement savings plan and reimbursement for biometric registration.

The amounts shown in the “All Other Compensation” column for 2014 represent the following:

iii.	For Messrs. Bell and Griffith and Ms. Stahler, the amount for 2014 represents matching contributions under our 401(k) retirement savings plan.
iv.	For Mr. Bicknell, the amount for 2014 represents additional contributions to health benefit premiums provided to employees participating in certain incentive programs.

The amount shown in the “All Other Compensation” column for 2013 represents cash payments made to Mr. Bicknell during the year under the 2013 incentive award program.

(4)	Dr. McKelvey was hired as our Executive Vice President, President of our Commercial Business segment on June 1, 2015.
(5)	Ms. Stahler was promoted to our Chief Information Officer effective September 1, 2015. The amounts shown in the above table include all amounts earned in Ms. Stahler’s prior position during 2015.

Grants of Plan-Based Awards

The following table presents information on equity awards granted during 2015 to our named executive officers:

								All Other	All Other	Exercise	Grant Date
								Stock Awards:	Option Awards:	or Base	Fair Value of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Number Securities	Price of	Stock and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of Stock	Underlying	Option Awards	Option
Name	Grant Date	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target(#)	Maximum(#)	or Units(#)	Options(#)	($/Sh)	Awards($)
	6/18/2015	—	—	—	—	—	—	12,941(1)	—	—	1,244,536
	6/18/2015	—	—	—	—	—	—	—	5,316(1)	96.17	261,900
	9/24/2015	—	—	—	—	—	—	6,941(1)	—	—	667,516
Michael A. Bell	9/24/2015	—	—	—	—	—	—	—	7,500(1)	96.17	369,001
Jonathan E. Bicknell	7/2/2015	—	—	—	—	—	—	—	6,654(2)	96.17	355,674
Michael A. Griffith	7/2/2015	—	—	—	—	—	—	—	36,053(2)	96.17	1,927,130
Michael J. McKelvey	7/2/2015	—	—	—	—	—	—	—	13,215(2)	96.17	706,377
	7/2/2015	—	—	—	—	—	—	—	2,949(2)	96.17	157,632
Rachel Stahler	9/24/2015	—	—	—	—	—	—	—	4,000(2)	96.17	212,086

 __________________

(1)

Represents 19,882 restricted stock units and 12,816 time-based vesting options awarded under Mr. Bell’s Employment, Non-Compete and Severance Agreement described under “—Equity-Based Incentive Awards” above, and includes 5,316 stock options and 6,000 restricted stock units awarded in recognition of Mr. Bell’s service as an executive officer of the Company in 2014. For a description of the vesting terms of the restricted stock units and time-based vesting options, see “—Equity-Based Incentive Awards.”

(2)

Amounts shown represent the grant of 2015 Incentive Options described under “—Equity-Based Incentive Awards” above. 35% of the 2015 Incentive Options have a time-based vesting schedule over five years, and 65% vest upon the achievement of specified performance targets and completion of a service requirement. Messrs. Bicknell and Griffith and Ms. Stahler exchanged 6,654, 14,458 and 2,949 restricted stock units, respectively, for an equivalent number of 2015 Incentive Options in the exchange program.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding option and restricted stock unit awards of each named executive officer as of December 31, 2015. See “Executive Compensation—Elements of Executive Compensation—2015 Incentive Awards” and “—Equity-Based Incentive Awards” above for description of the vesting terms of outstanding stock awards.

	Option Awards					Stock Awards
	Number of	Number of	Number of			Number of	Market
	Securities	Securities	Securities			Shares or	Value of
	Underlying	Underlying	Underlying			Units of	Shares or
	Unexercised	Unexercised	Unearned	Option	Option	Stock That	Units of
	Options (#)	Options (#)	Unexercised	Exercise	Expiration	Have Not	Stock That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#) (3)	Not Vested ($) (4)
	5,316	—	—	96.17	6/18/2025	—	—
	—	—	—	—	—	12,941	2,445,849
	1,875	5,625	—	96.17	9/24/2025	—	—
Michael A. Bell(1)	—	—	—	—	—	6,941	1,311,849
	865	2,329	3,460	96.17	7/2/2025	—	—
Jonathan E. Bicknell(2)	—	—	—	—	—	721	136,269
	4,688	12,618	18,747	96.17	7/2/2025	—	—
Michael A. Griffith(2)	—	—	—	—	—	7,996	1,511,244
Michael J. McKelvey(2)	1,718	4,625	6,872	96.17	7/2/2025	—	—
	384	1,032	1,533	96.17	7/2/2025	—	—
Rachel Stahler(2)	520	1,400	2,080	96.17	9/24/2025	—	—

____________

(1)

Options to purchase common stock, with the exception of the options granted to Mr. Bell, vest over 5 years at a rate of 20% per year. The options granted to Mr. Bell vest quarterly over a one-year period at a rate of 25% per quarter.

(2)

Options to purchase common stock are subject to performance-based vesting upon the achievement of certain specified performance targets and completion of a service requirement as described in “—Equity-Based Incentive Awards.”

(3)

Included are 19,882 restricted stock units issued to Mr. Bell under the terms of his Employment, Non-Compete and Severance Agreement, with grant dates of June 18, 2015 and September 24, 2015.  The restricted stock units granted to Mr. Bell vest if Thomas H. Lee Partners sells its interest in the Company for cash and the price realized is at least equal to the greater of: (a) the value of its initial investment or (b) the grant date value of its initial investment. The restricted stock units issued to Mr. Bicknell vest upon a change of control. The restricted stock units issued to Mr. Griffith vest if Thomas H. Lee Partners sells its interest in the Company for cash and the price realized is at least equal to two times the value of their investment.

(4)

Valued based on the methodology employed by the Company for purposes of preparing its annual financial statements in accordance with ASC 718, without taking into account any projected forfeitures of service-based awards. For a further discussion of this methodology, see Note 13 to our consolidated financial statements.

Option Exercises and Stock Vested

None of our named executive officers exercised any stock options in 2015 and no restricted stock units held by our named executive officers vested in 2015.

Nonqualified Deferred Compensation and Pension Benefits

Dr. McKelvey was our only named executive officer who received non-qualified deferred compensation in 2015. Dr. McKelvey contributed $6,058 to our deferred compensation plan in 2015.  The Company did not make any contributions to Dr. McKelvey’s deferred compensation account and he did not make any withdrawals or take any distributions during the period.  He had a loss of $82 for the year, resulting in a balance of $5,975. The Company’s deferred compensation plan provides eligible management and other highly compensated employees with the opportunity to defer, on a pre-tax basis, their salary, bonus, and other specified cash compensation and to receive the deferred amounts, together with a deemed investment return (positive or negative), either at a pre-determined time in the future or upon termination of employment with the Company.

Potential Payments Upon Termination or Change in Control

The following table describes and quantifies the estimated potential payments and benefits that would become payable under the employment agreement for Mr. Bell and the Severance and Non-Competition Agreements between the Company and each of Messrs. Bicknell and Griffith, Dr. McKelvey and Ms. Stahler if such executive’s employment were terminated on December 31, 2015 by the Company without cause or if, during the twelve (12) months following a change in control, the executive’s employment was terminated by the Company without cause or by the executive for good reason. The disclosed amounts for these executives are estimates only and do not necessarily reflect the actual amounts that would be paid to the executives.

					Total–Termination
					Without Cause/
					Resignation for Good
			Total-		Reason During
	Cash	Other	Termination		Change in
	Severance	Benefits	Without Cause	Target –Bonus	Control Period
	($)	($)	($)	($)	($)
Name	(b) (1)	(c) (2)	(d)=(b)+(c)	(e) (3)	(f)=(d)+(e)
Michael A. Bell	1,250,000	10,006	1,260,006	625,000	1,885,006
Jonathan E. Bicknell	410,000	3,231	413,231	205,000	618,231
Michael A. Griffith	525,000	10,205	535,205	525,000	1,060,205
Michael J. McKelvey	1,275,000	10,263	1,285,263	525,000	1,810,263
Rachel Stahler	400,000	—	400,000	200,000	600,000

(1)

For Mr. Bell, the amount set forth in column (b) represents his contractually committed severance pay set forth in his employment agreement. For Messrs. Bicknell and Griffith, Dr. McKelvey and Ms. Stahler, the amount set forth in column (b) represents severance pay equal to twelve (12) months’ pay in the event of termination by the Company without cause, as provided by the Severance and Non-Competition Agreement between the Company and each such executive officer. Under these agreements, each of the named executive officers would be entitled to a pro rata bonus as of the date of termination, as determined by and in accordance with the Company’s then current bonus program. Additionally, the amount set forth in column (b) for Dr. McKelvey represents payment of an additional $750,000 bonus which would be due to him pursuant to the terms of his offer letter.

(2)

The amount set forth in column (c)  represents the estimated cost of the excess of full monthly premiums for continued health and welfare plan coverage over active employee cost for a twelve (12) month period, as provided by the relevant employment or severance agreement between the Company and each such executive officer.

(3)

Represents an amount equal to one hundred percent (100%) of such executive’s annual cash incentive bonus payment at target that is payable under the Severance and Non-Competition Agreement between such executive and the Company in the event of a termination by the Company without cause or by the executive for good reason within twelve (12) months of the change in control.

If a change in control had occurred as of December 31, 2015, the only additional  benefit payable to any of our executive officers would have been the vesting of 35% of the 2015 Incentive Options and restricted stock units held by Mr. Bell in the amounts set forth in opposite the named executive officer’s name in the table under “Outstanding Equity Awards at Fiscal Year-End.”

Compensation Policies and Practices as They Relate to Risk Management

In accordance with the applicable disclosure requirements, to the extent that risks may arise from our compensation policies and practices that are reasonably likely to have a material adverse effect on us, we are required to discuss those policies and practices for compensating our employees (including employees that are not named executive officers) as they relate to our risk management practices and the possibility of incentivizing risk-taking. The Compensation Committee has evaluated the policies and practices of compensating our employees in light of the relevant factors, including the following:

•

the allocation of compensation between cash and equity awards and the focus on stock-based compensation, including stock awards generally vesting upon a transaction resulting in the realization of a certain rate of return, thereby mitigating against short-term risk taking; and

•	the financial performance targets of our annual bonus program are the budgeted objectives that are reviewed and approved by our board of directors and/or the compensation committee.

Based on such evaluation, the compensation committee has determined that our policies and practices are not reasonably likely to have a material adverse effect on us.

Director Compensation

During 2015, certain of our directors received cash compensation in connection with their services as a director. Certain directors were also granted stock options in connection with their services as a director. The following table sets forth certain information with respect to cash compensation paid to our directors and stock options granted to our directors in 2015 in connection with their 2015 service.  Neither Mr. Bell nor Mr. McMullen received any additional compensation in connection with his service as a director.

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
Todd M. Abbrecht	—	—	—
Laura A. Grattan	—	—	—
Paul M. Meister(2)	70,000	1,411,044	1,481,044
Joshua M. Nelson	—	—	—
Charles J. Shea	75,000	32,100	107,100
R. Blane Walter	50,000	—	50,000

__________________

(1)

Valued based on the methodology employed by the Company for purposes of preparing its annual financial statements in accordance with ASC 718, without taking into account any projected forfeitures of service-based awards. For a further discussion of this methodology, see Note 13 to our consolidated financial statements.

(2)	Awards issued directly to Mr. Meister in connection with the cancellation of awards previously granted to Liberty Lane.

Except as described below, none of the Company’s or Holding’s directors received any fees earned or paid in cash, stock awards, or option awards for their services to the Company for fiscal year 2015. As described in more detail under “Certain Relationships and Related Party Transactions—Management Agreements,” the Company, however, entered into management agreements with Liberty Lane, of which Mr. Meister is executive officer, and with Thomas H. Lee Partners, of which Messrs. Abbrecht and Nelson are managing directors, Mr. Shea is an operating advisor and Ms. Grattan is director. The management agreement with Liberty Lane was terminated with an effective date of September 24, 2014.

The Company and Jeffrey P. McMullen are parties to an employment agreement, dated as of May 23, 2012 and as amended as of November 30, 2012 and as of May 23, 2014, pursuant to which Mr. McMullen serves as Vice Chairman of the Company. Under the initial two-year term agreement, Mr. McMullen received an annual base salary of $779,000 and was eligible for an annual bonus of 75% of base salary based on achievement of his objectives. Effective May 23, 2014, the agreement was amended to extend the term until May 23, 2016 and Mr. McMullen’s annual base salary was set at $450,000 for the additional two-year term. Under the amended agreement, Mr. McMullen was eligible to receive the bonus described in detail under “Annual Bonus” and received a grant of 24,000 options half of which will vest over a three-year period and half of which will vest if the Company achieves certain performance targets over the three-year period.

The Company and R. Blane Walter are party to a non-statutory stock option agreement dated as of December 19, 2013. Under the option agreement, Mr. Walter was granted an option to purchase 18,000 shares of common stock of the Company at an exercise price of $104.00 per share in consideration of Mr. Walter’s advisory services to the Company’s Communications Division. One third of the shares underlying the option vested on each of December 19, 2013, September 1, 2014 and September 1, 2015.

The Company and Charles Shea are party to a letter agreement dated as of March 3, 2015. Mr. Shea is entitled to annual director’s fees of $75,000 and was granted an option to purchase 630 shares of common stock of the Company at an exercise price of $89 per share in 2014 as consideration for his services as a member of the Company’s Board of Directors.

The Company and Paul Meister are party to a letter agreement with an effective date of September 24, 2014 . Mr. Meister is entitled to annual director’s fees of $70,000 and was granted an option to purchase 38,054 shares of the Company’s common stock with a weighted average exercise price of $114 per share. A total of 32,980 of these options vest in full if Thomas H. Lee Partners realizes cash proceeds of at least 3.25 times its initial investment and an additional 5,074 of these options vest if Thomas H. Lee Partners realizes cash proceeds of at least 5 times its initial investment.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Abbrecht, Bell, Nelson and Shea (Chairperson). Mr. Bell became our Chairman and Chief Executive Officer in September 2014. At no time during 2015 was any other member of the Compensation Committee an officer or employee of the Company. None of our executive officers has served on the compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Compensation Committee during the 2015 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 15, 2016, all of the issued and outstanding capital stock of inVentiv is indirectly owned by Group Holdings and all of the issued and outstanding capital stock of Group Holdings is held, directly or indirectly, by Thomas H. Lee Partners, Liberty Lane, certain co-investors and certain current and former members of management. Members of our board of directors affiliated with Thomas H. Lee Partners and Liberty Lane may be deemed to beneficially own shares owned by such entities or their associated investment funds. Each such individual disclaims beneficial ownership of any such shares in which such individual does not have a pecuniary interest. The table below sets forth certain information regarding beneficial ownership of the common stock of Group Holdings held as of March 15, 2016 by (i) each of its directors and our executive officers, (ii) all directors and executive officers of Group Holdings as a group and (iii) each person known by Group Holdings to own beneficially more than 5% of Group Holdings common stock. Unless otherwise indicated, the address for each holder listed below is c/o inVentiv Health, Inc., 1 Van De Graaf Drive, Burlington, MA 01803.

Name of beneficial owner	Number of shares beneficially owned	Percentage of class
Principal stockholders
Fund affiliated with Thomas H. Lee Partners, L.P. (1)	4,957,507.30	91.77%
Liberty Lane (2)	136,526.84	2.27%

Directors and Executive Officers
Michael Bell	*	*
Jonathan E. Bicknell	*	*
Michael A. Griffith	*	*
Eric R. Green	*	*
Paul M. Meister (2)	136,526.84	2.27%
R. Blane Walter	292,369.05	5.08%
Michael J. McKelvey	*	*
Jeffrey McMullen	*	*
Todd M. Abbrecht (3)	4,957,507.30	91.77%
Joshua M. Nelson (3)	4,957,507.30	91.77%
Charles J. Shea	*	*
Rachel Stahler	*	*
Laura A. Grattan (3)	4,957,507.30	91.77%
All board of director members and executive officers as a group (13 persons)	428,895.89	7.35%

*	Represents beneficial ownership of less than 1% of capital stock of Group Holdings.
(1)

Shares shown as beneficially owned by investment funds affiliated with Thomas H. Lee Partners, L.P. (“THL”) reflect an aggregate of the following record ownership: (i) 2,697,093.14 shares held by Thomas H. Lee Equity Fund VI, L.P.; (ii) 1,826,327.13 shares held by Thomas H. Lee Parallel Fund VI, L.P.; (iii) 319,022.39 shares held by Thomas H. Lee Parallel (DT) Fund VI, L.P.; (iv) 57,334.20 shares held by THL Equity Fund VI Investors (inVentiv), LLC; (v) 25,311.79 shares held by THL Coinvestment Partners, L.P., (vi) 4,807.47 shares held by THL Operating Partners, L.P.; (collectively, the “THL Funds”); (vii) 13,811.56 shares held by Great-West Investors, L.P. (the “Great-West Fund”); and (viii) 13,799.62 shares held by Putnam Investments Employees’ Securities Company III LLC (the “Putnam Fund”). THL Holdco, LLC is the managing member of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the sole member of THL Equity Advisors VI, LLC, which is the general partner of Thomas H. Lee Equity Fund VI, L.P., Thomas H. Lee Parallel Fund VI, L.P. and Thomas H. Lee Parallel (DT) Fund VI, L.P. and the manager of THL Equity Fund VI Investors (inVentiv), LLC. Thomas H. Lee Partners, L.P. is the general partner of THL Coinvestment Partners, L.P. and THL Operating Partners, L.P. The Great-West Fund and the Putnam Fund are co-investment entities of the THL Funds, and are contractually obligated to co-invest (and dispose of securities) alongside certain of the THL Funds on a pro rata basis. Voting and investment determinations with respect to the shares held by the THL Funds are made by the private equity management committee of THL Holdco, LLC. (the “THL Committee”) consisting of Todd M. Abbrecht, Anthony J. DiNovi, Thomas M. Hagerty, Seth W. Lawry, Soren L. Oberg, Scott M. Sperling and Kent R. Weldon and as such each member of the THL Committee may be deemed to share beneficial ownership of the shares held or controlled by the THL Funds. Each of member of the THL Committee disclaims beneficial ownership of such securities except to the extent of their pecuniary interest therein. In addition to the stock owned directly and of record by the Great-West Fund, the Great-West Fund may be deemed to share dispositive and voting power over, and thus beneficially own, an additional 13,799.62 shares of our common stock. The Great-West Fund disclaims beneficial ownership of such shares. Putnam Investment Holdings, LLC (“Holdings”) is the managing member of the Putnam Fund. Holdings disclaims any beneficial ownership of any shares held by the Putnam Fund. Putnam Investments LLC, the managing member of Holdings, disclaims beneficial ownership of any shares held by the Putnam Fund. The address of each of the THL Funds and each member of the THL Committee is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, MA 02110. The address of the Great-West Fund is 8515 East Orchard Road, Greenwood Village, CO 80111. The address of the Putnam Fund is c/o Putnam Investment, Inc., 1 Post Office Square, Boston, MA 02109.

(2)

Mr. Meister is a co-founder of Liberty Lane and as a result may be deemed to beneficially own the shares owned by Liberty Lane. Mr. Meister disclaims beneficial ownership of the shares held by Liberty Lane, except to the extent of his pecuniary interest therein. Liberty Lane Partners, LLC, One Liberty Lane, Hampton, NH 03842.

(3)

Mr. Abbrecht and Mr. Nelson are managing directors of THL and Ms. Grattan is a director of THL. Mr. Abbrecht, Mr. Nelson and Ms. Grattan each disclaim beneficial ownership of the securities held or controlled by the THL Funds. Their addresses are c/o Thomas H. Lee Partners, L.P., 100 Federal Street, Boston, MA 02110.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information as of December 31, 2015 about the common stock that may be issued under all of our existing equity compensation plans.

	Number of Securities		Remaining Available
	to be Issued Upon	Weighted Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options(1)	Compensation Plans
Equity compensation plans approved by security holders	781,588	$100.04	265,270(2)
Equity compensation plans not approved by security holders	—	—	—
Total	781,588	$100.04	265,270

(1)	The weighted average exercise price relates solely to outstanding stock option shares because shares subject to restricted stock have no exercise price.
(2)	Includes shares issuable upon exercise of outstanding options and restricted stock units.
Item 13.	Certain Relationships, Related Transactions and Director Independence

Management Services Agreement

On August 4, 2010 we entered into management agreements with entities affiliated with Thomas H. Lee Partners (the “THL Managers”) and Liberty Lane and/or its affiliates (the “Liberty Lane Managers”) pursuant to which such entities agreed to provide management, advisory and consulting services to us and/or one or more of our parent or subsidiary entities until the tenth anniversary of the consummation of the August 2010 Merger with evergreen one-year extensions thereafter. Pursuant to such agreements, the THL Managers received a transaction fee equal to $14.25 million for the services rendered by such entities related to the August 2010 Merger upon entering into the agreement, and reimbursement for out-of-pocket expenses, including travel related costs, incurred by the THL Managers in connection with the agreement and the August 2010 Merger, and they also receive an annual monitoring fee equal to the greater of $2.5 million or 1.5% of EBITDA as compensation for the services rendered. The Liberty Lane Managers received a transaction fee equal to $750,000 for the services rendered by such entities related to the August 2010 Merger upon entering into the agreement and reimbursement for out-of-pocket expenses incurred by the Liberty Lane Managers in connection with the agreement and the August 2010 Merger, and they also received an annual monitoring fee equal to $1.0 million as compensation for the services rendered. In December 2012, the Liberty Lane management agreement was amended to reduce the annual monitoring fee to $0.8 million, effective January 1, 2013, as a portion of the compensation paid by inVentiv for Mr. Meister’s services as our Chief Executive Officer was paid directly by inVentiv to Mr. Meister since January 1, 2013. In addition, we granted equity incentive awards to or for the benefit of the Liberty Lane Managers and/or affiliates, members or employees of the Liberty Lane Managers after the consummation of the August 2010 Merger and in November 2012. The Liberty Lane management agreement and equity incentive awards were terminated with an effective date of September 24, 2014 in connection with Mr. Meister’s resignation as Chief Executive Officer. The Company issued 38,054 MoM Option Awards to Mr. Meister during 2015 as described in Note 13 to our consolidated financial statements.

The management agreement with the THL managers includes customary exculpation and indemnification provisions in favor of the THL Managers and their affiliates. The THL Managers may terminate their management agreement at any time. The THL

Managers’ management agreement will terminate automatically upon an initial public offering or a change of control. Upon termination due to an initial public offering or a change of control, the THL Managers will be entitled to a termination fee based on the net present value of their annual fee due during the remaining period from the date of termination to the then applicable scheduled date of termination of their management agreement.

Registration and Participation Rights Agreement

On August 4, 2010, Group Holdings, Thomas H. Lee Partners, Liberty Lane, certain co-investors and certain members of our management entered into a registration and participation rights agreement. Pursuant to this agreement, certain of these investors have the power to cause Group Holdings to register their shares of Group Holdings under the Securities Act and to participate in any future registration of shares of Group Holdings under the Securities Act that Group Holdings may undertake, with certain exceptions. The agreement also provides certain investors with the right to participate in certain equity issuances by Group Holdings.

Stockholders’ Agreement

On August 4, 2010, Group Holdings, Thomas H. Lee Partners, Liberty Lane, certain co-investors and certain members of our management entered into a stockholders agreement. The stockholders agreement creates certain rights and restrictions on these shares of Group Holdings, including voting and transfer restrictions and tag-along, drag-along, and call rights in certain circumstances.

Commercial Transactions

There were four entities during the years ended December 31, 2015, 2014 and 2013 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company.  The services provided to the company for the years ended December 31, 2015, 2014 and 2013 were facilities management, audio conferencing and information technology services. The fees for these services were $4.3 million, $5.3 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in, and became a director of, an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period.  The services were provided for fees of $1.8 million, $1.8 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Debt Instruments

Affiliates of Thomas H. Lee Partners, L.P., Liberty Lane and Blane Walter purchased $25.0 million of our Junior Lien Secured Notes and $26.3 million of our 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million as described in Note 9 to our consolidated financial statements.

Review, Approval or Ratification of Transactions with Related Persons

          Our Board has adopted a written policy regarding the approval of related person transactions, with escalating approval thresholds for management and our board of directors. Transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC are reviewed pursuant to this policy. In reviewing proposed related person transactions, we consider all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to our Company, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person.

Director Independence

Because our common stock is not traded on any national securities exchange, our Board of Directors has not formally determined that any of our directors are independent under the New York Stock Exchange or the NASDAQ stock market listing rules.  We believe that Mr. Bell, our current Chairman and CEO, Mr. McMullen, our current Vice Chairman and Director, Chairman of inVentiv Health Clinical, and Mr. Meister, who served as our Chairman and CEO from August 2010 through September 2014, would not be considered independent under the New York Stock Exchange or the NASDAQ stock market listing rules.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

The current Company directors and officers are entitled to continued indemnification and insurance coverage.

Item 14.	Principal Accounting Fees and Services

We paid the following fees to Deloitte & Touche LLP for 2015 and 2014 (in thousands):

	2015	2014
Audit fees(1)	$3,748	$4,819
Audit-related fees (2)	2,487	—
All other fees (3)	3	6
Total fees	$6,238	$4,825

(1)

Audit fees consisted of fees for the audit of our consolidated annual financial statements, the review of interim financial statements in our quarterly reports on Form 10-Q and the performance of audits in accordance with statutory requirements. In 2015 and 2014, Audit fees also included fees associated with other SEC filings related to registration statements and our debt issuances.

(2)	Audit-related fees generally consist of audit fees in support of potential transactions.
(3)	All other fees consisted of access fees for accounting research software or other services.

Our Audit Committee has adopted procedures requiring Committee review and approval in advance of all engagements for services provided by our independent registered public accounting firm. Consistent with applicable laws, the procedures permit limited amounts of services to be approved by one or more members of our Audit Committee pursuant to authority delegated by our Audit Committee, provided our Audit Committee subsequently is informed of each service approved by delegation. All of the engagements and fees for 2015 and 2014 were approved by our Audit Committee. Our Audit Committee reviews with Deloitte & Touche LLP whether the non-audit services to be provided are compatible with maintaining the independent registered public accounting firm’s independence. Non-audit services consist of those described above as included in All other fees categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

The following consolidated financial statements of inVentiv Health, Inc. and its subsidiaries, and the independent registered public accounting firm’s report thereon, are included in Part II, Item 8 of this report:

(2) Financial Statement Schedules

All schedules are omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on March 18, 2016.

INVENTIV HEALTH, INC.

By:	/s/ Jonathan E. Bicknell
Jonathan E. Bicknell Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bell	Chief Executive Officer,	March 18, 2016
Michael Bell	Chairman of the Board and Director (Principal Executive Officer)

/s/ Jonathan Bicknell	Chief Financial Officer and Chief	March 18, 2016
Jonathan Bicknell	Accounting Officer (Principal Financial and Accounting Officer)

/s/ Paul M. Meister	Director	March 18, 2016
Paul M. Meister

/s/ R. Blane Walter	Director	March 18, 2016
R. Blane Walter

/s/ Jeffrey McMullen	Director	March 18, 2016
Jeffrey McMullen

/s/ Todd M. Abbrecht	Director	March 18, 2016
Todd M. Abbrecht

/s/ Laura A. Grattan	Director	March 18, 2016
Laura A. Grattan

/s/ Joshua M. Nelson	Director	March 18, 2016
Joshua M. Nelson

/s/ Charles J. Shea	Director	March 18, 2016
Charles J. Shea

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1

Amended and Restated Certificate of Incorporation of inVentiv Health, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

3.2	Amended and Restated By-Laws of inVentiv Health, Inc. (incorporated by reference from Exhibit 3.2 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.1

Indenture, dated as of August 4, 2010, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, FSB, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.2	Form of 10% Senior Unsecured Notes due 2018 (included in the Indenture filed as Exhibit 4.1)

4.3

Supplemental Indenture, dated as of September 1, 2010, between Chamberlain Communications LLC, and Wilmington Trust, FSB, as Trustee (incorporated by reference from Exhibit 4.3 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.4

Supplemental Indenture, dated as of February 11, 2011, by and among inVentiv Health, Inc., Campbell Alliance Group, Inc., Encuity Research, LLC (previously known as Campbell Alliance Market Research and Analytics, LLC), Pharmaceutical Institute, Inc., and Wilmington Trust, FSB, as Trustee (incorporated by reference from Exhibit 4.4 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.5

Third Supplemental Indenture, dated as of June 10, 2011, by and among inVentiv Health, Inc., Ingenix Pharmaceutical Services, Inc., Raven Holdco LLC, and Wilmington Trust, FSB, as Trustee (incorporated by reference from Exhibit 4.5 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.6

Fourth Supplemental Indenture, dated as of July 13, 2011, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.6 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.7

Fifth Supplemental Indenture, dated as of April 30, 2012, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.7 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.8

Sixth Supplemental Indenture, dated as of December 20, 2012, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.8 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.9

Seventh Supplemental Indenture, dated as of February 7, 2013, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.9 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.10

Eighth Supplemental Indenture, dated as of December 10, 2013, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.10 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.11

Ninth Supplemental Indenture, dated as of August 12, 2014, by and among inVentiv Health, Inc., the Guarantors identified therein, and Wilmington Trust, National Association, as Trustee (incorporated by reference from Exhibit 4.11 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.12

Registration Rights Agreement, dated as of August 4, 2010, by and among inVentiv Health, Inc., the Guarantors identified therein, Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference from Exhibit 4.12 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.13

Registration Rights Agreement, dated as of June 10, 2011, by and among inVentiv Health, Inc., the Guarantors identified therein, and Apollo Investment Corporation (incorporated by reference from Exhibit 4.13 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

Exhibit No.	Exhibit

4.14

Registration Rights Agreement, dated as of July 13, 2011, by and among inVentiv Health, Inc., the Guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies & Company, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC (incorporated by reference from Exhibit 4.14 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.15

Indenture, dated as of December 20, 2012, by and among inVentiv Health, Inc., the Guarantors identified therein and Wilmington Trust, National Association, as trustee (incorporated by reference from Exhibit 4.15 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.16

First Supplemental Indenture, dated as of February 7, 2013, by and among inVentiv Health, Inc., the Guarantors identified therein and Wilmington Trust, National Association, as trustee (incorporated by reference from Exhibit 4.16 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.17

Second Supplemental Indenture, dated as of December 10, 2013, by and among inVentiv Health, Inc., the Guarantors identified therein and Wilmington Trust, National Association, as trustee (incorporated by reference from Exhibit 4.17 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.18

Third Supplemental Indenture, dated as of December 18, 2013, by and among inVentiv Health, Inc., the Guarantors identified therein and Wilmington Trust, National Association, as trustee (incorporated by reference from Exhibit 4.18 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.19

Amended and Restated Credit Agreement, dated as of July 13, 2011 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent (incorporated by reference from Exhibit 4.19 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.20

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of July 13, 2011 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent, dated as of March 21, 2012 (incorporated by reference from Exhibit 4.20 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.21

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of July 13, 2011 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent, dated as of December 20, 2012 (incorporated by reference from Exhibit 4.21 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.22

Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of July 13, 2011 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent, dated as of July 28, 2014 (incorporated by reference from Exhibit 4.22 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.23

Credit Agreement, dated as of August 16, 2013 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent (incorporated by reference from Exhibit 4.23 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.24

Amendment No 1. to the Credit Agreement, dated as of August 16, 2013 by and among inVentiv Health, Inc., inVentiv Holdings, Inc., the lenders and other parties from time to time thereto and Citibank, N.A, as administrative agent, dated as of July 28, 2014 (incorporated by reference from Exhibit 4.24 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.25

Indenture, dated as of August 12, 2014 by and among inVentiv Health, Inc., the Guarantor identified therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 4.25 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

4.26

Tenth Supplemental Indenture, dated as of January 16, 2015, by and between inVentiv Advance Insights, LLC and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as Trustee (incorporated by reference from Exhibit 4.26 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

4.27

Fourth Supplemental Indenture, dated as of January 16, 2015, by and between inVentiv Advance Insights, LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference from Exhibit 4.27 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

Exhibit No.	Exhibit

4.28

First Supplemental Indenture, dated as of January 16, 2015, by and between inVentiv Advance Insights, LLC and Wilmington Trust, National Association, as Trustee (incorporated by reference from Exhibit 4.28 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.1

Management Agreement, dated as of August 4, 2010, by and among Group Holdings, Inc., inVentiv Midco Holdings, Inc., inVentiv Holdings, Inc., inVentiv Acquisition, Inc., inVentiv Health, Inc. and THL Managers VI, LLC. (incorporated by reference from Exhibit 10.1 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

10.2

Amendment to Management Agreement, dated as of December 2, 2013, by and among Group Holdings, Inc., inVentiv Midco Holdings, Inc., inVentiv Holdings, Inc., inVentiv Acquisition, Inc., inVentiv Health, Inc. and THL Managers VI, LLC (incorporated by reference from Exhibit 10.2 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

10.3

Employment Agreement, dated January 25, 2012, between inVentiv Health, Inc. and Jonathan Bicknell (incorporated by reference from Exhibit 10.8 to the Company's Amendment No. 1 to Form S-4 (File No. 333-197719) filed on October 6, 2014).

10.4

Offer Letter, dated January 16, 2015 between inVentiv Health, Inc. and Eric R. Green (incorporated by reference from Exhibit 10.14 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.5

Severance and Non-Competition Agreement, dated as of November 1, 2014, between inVentiv Health, Inc. and Eric R. Green (incorporated by reference from Exhibit 10.15 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.6

Severance and Non-Competition Agreement, dated as of March 10, 2014, between inVentiv Health, Inc. and Michael Griffith (incorporated by reference from Exhibit 10.16 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.7

Offer Letter, dated February 24, 2014, between inVentiv Health, Inc. and Michael Griffith (incorporated by reference from Exhibit 10.17 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.8

Employment, Severance and Non-Competition Agreement, dated as of September 24, 2014, between inVentiv Health, Inc. and Michael Bell (incorporated by reference from Exhibit 10.18 to the Company's Amendment No. 3 to Form S-4 (File No. 333-197719) filed on February 10, 2015).

10.9

Letter Agreement between inVentiv Health, Inc. and Charles J. Shea (incorporated by reference from Exhibit 10.19 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.10	inVentiv Group Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.20 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.11

First Amendment to the inVentiv Group  Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.21 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.12

Second Amendment to the inVentiv Group Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.22 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.13

Form of Option Award under the 2010 inVentiv Group Holdings, Inc. Equity Incentive Plan (incorporated by reference from Exhibit 10.23 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.14

Form of Performance Based Restricted Stock Unit Award under the 2010 inVentiv Group Holdings, Inc. Equity Incentive Plan (incorporated by reference from Exhibit 10.24 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.15

Form of 2013 Restricted Stock Unit Award under the 2010 inVentiv Group Holdings, Inc. Equity Incentive Plan (incorporated by reference from Exhibit 10.25 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.16

Form of Long Term Incentive Plan Restricted Stock Unit Award under the 2010 inVentiv Group Holdings, Inc. Equity Incentive Plan (incorporated by reference from Exhibit 10.26 to the Company's Amendment No. 4 to Form S-4 (File No. 333-197719) filed on March 16, 2015).

10.17

Letter Agreement between inVentiv Health, Inc. and Paul M. Meister. (incorporated by reference from Exhibit 10.27 to the Company's Amendment No. 5 to Form S-4 (File No. 333-197719) filed on June 19, 2015).

Exhibit No.	Exhibit

10.18

First Amendment to the Employment, Severance and Non-Competition Agreement between Michael Bell and inVentiv Health, Inc. (incorporated by reference from Exhibit 10.28 to the Company's Amendment No. 5 to Form S-4 (File No. 333-197719) filed on June 19, 2015).

10.19

Form of Option Award under the 2010 inVentiv Group Holdings, Inc. Equity Incentive Plan (incorporated by reference from Exhibit 10.14 to the Company's Amendment No. 6 to Form S-4 (File No. 333-197719) filed on August 3, 2015).

10.20*	Offer Letter, dated May 15, 2015, between inVentiv Health, Inc. and Michael McKelvey.

10.21*	Offer Letter, dated September 29, 2015, between inVentiv Health, Inc. and Rachel Stahler.

10.22*	Severance and Non-Competition Agreement, dated May 6, 2015, between Michael McKelvey and inVentiv Health, Inc.

10.23*	Severance and Non-Competition Agreement, dated May 27, 2014, between Rachel Stahler and inVentiv Health, Inc.

10.24*	Enhanced Separation Agreement and General Release of Claims, dated March 16, 2016, between inVentiv Health, Inc. and Michael Griffith.
10.25*	Separation Agreement and General Release of Claims, dated March 16, 2016, between inVentiv Health, Inc. and Michael Griffith.
12.1*	Statement of Computation of Historical Ratio of Earnings to Fixed Charges.

14.1*	Code of Ethics

21.1*	Subsidiaries of inVentiv Health, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*

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

*	Filed herewith.