Form 10-Q
period 2016-03-31
INVENTIV HEALTH INC
filed 2016-05-13
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Number of shares of the registrant's Common Stock outstanding at May 10, 2016: 1,000

!

INVENTIV HEALTH, INC.

FORM 10-Q

PART I.    Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$77,113	$121,317
Restricted cash	2,554	1,607
Accounts receivable, net of allowances for doubtful accounts of $5,368 and $5,395 at March 31, 2016 and December 31, 2015, respectively	328,326	359,081
Unbilled services	261,723	207,465
Prepaid expenses and other current assets	45,059	42,930
Income tax receivable	1,022	1,076
Total current assets	715,797	733,476
Property and equipment, net	139,172	142,032
Goodwill	896,765	895,369
Intangible assets, net	325,919	334,646
Non-current deferred tax assets	10,421	10,032
Other assets	39,721	37,134
Total assets	$2,127,795	$2,152,689
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$25,296	$23,333
Accrued payroll, accounts payable and accrued expenses	318,948	333,726
Income taxes payable	3,829	5,484
Deferred revenue and client advances	246,621	246,656
Total current liabilities	594,694	609,199
Capital lease obligations, net of current portion	45,525	45,258
Long-term debt, net of current portion	2,117,132	2,101,885
Non-current income tax liability	7,567	5,942
Deferred tax liability	79,106	73,360
Other non-current liabilities	66,750	88,153
Total liabilities	2,910,774	2,923,797
Commitments and contingencies (Note 7)
inVentiv Health, Inc. stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in-capital	575,156	573,739
Accumulated deficit	(1,328,213)	(1,309,136)
Accumulated other comprehensive loss	(31,921)	(37,340)
Total inVentiv Health, Inc. stockholder’s deficit	(784,977)	(772,736)
Noncontrolling interest	1,998	1,628
Total stockholder’s deficit	(782,979)	(771,108)
Total liabilities and stockholder’s deficit	$2,127,795	$2,152,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$541,296	$450,977
Reimbursed out-of-pocket expenses	90,983	67,323
Total revenues	632,279	518,300
Operating expenses:
Cost of revenues	372,376	300,505
Reimbursable out-of-pocket expenses	90,983	67,323
Selling, general and administrative expenses	123,756	132,914
Total operating expenses	587,115	500,742
Operating income (loss)	45,164	17,558
Gain on extinguishment of debt	221	—
Interest expense	(55,917)	(56,479)
Interest income	64	16
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(10,468)	(38,905)
Income tax (provision) benefit	(8,176)	(4,528)
Income (loss) before income (loss) from equity investments	(18,644)	(43,433)
Income (loss) from equity investments	5	(1,529)
Net income (loss)	(18,639)	(44,962)
Less: Net (income) loss attributable to the noncontrolling interest	(438)	(123)
Net income (loss) attributable to inVentiv Health, Inc.	$(19,077)	$(45,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net Income (loss)	$(18,639)	$(44,962)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,419	(5,445)
Total other comprehensive income (loss)	5,419	(5,445)
Total comprehensive income (loss)	(13,220)	(50,407)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(438)	(123)
Comprehensive income (loss) attributable to inVentiv Health, Inc.	$(13,658)	$(50,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(in thousands)

(unaudited)

			Additional		Accumulated Other	Non-
		Common Stock	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Stock	Capital	Deficit	Loss	Interest	Total
Balance at December 31, 2015	1	$1	$573,739	$(1,309,136)	$(37,340)	$1,628	$(771,108)
Net loss	—	—	—	(19,077)	—	438	(18,639)
Foreign currency translation adjustment	—	—	—	—	5,419	—	5,419
Stock-based compensation expense	—	—	1,417	—	—	—	1,417
Distributions to noncontrolling interest	—	—	—	—	—	(68)	(68)
Balance at March 31, 2016	1	$1	$575,156	$(1,328,213)	$(31,921)	$1,998	$(782,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income (loss)	$(18,639)	$(44,962)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	14,646	11,263
Amortization of intangible assets	9,117	13,740
Amortization of deferred financing costs and original issue discount/premium	4,723	4,751
Payment-in-kind interest	8,025	15,677
(Gain) loss on disposal of assets	447	557
Stock-based compensation expense	1,417	470
Gain on extinguishment of debt	(221)	—
Deferred taxes	5,736	2,988
Other non-cash adjustments	803	2,509
Changes in assets and liabilities, net
Accounts receivable, net	31,171	(6,235)
Unbilled services	(53,822)	(21,522)
Prepaid expenses and other current assets	(364)	(2,394)
Accrued payroll, accounts payable and accrued expenses	(11,910)	9,329
Income tax receivable and non-current income tax liability	(202)	1,103
Deferred revenue and client advances	2,355	16,898
Other, net	(2,902)	(2,021)
Net cash provided by (used in) operating activities	(9,620)	2,151
Cash flows from investing activities:
Purchases of property and equipment	(6,170)	(9,799)
Proceeds from vehicle sales and rebates on vehicle leases	3,979	3,093
Other, net	(966)	(238)
Net cash provided by (used in) investing activities	(3,157)	(6,944)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(8,907)	(8,924)
Repurchase of Notes	(22,790)	—
Borrowings under line of credit	—	17,000
Repayment on line of credit	—	(17,000)
Payment on installment note and contingent consideration related to acquisition	(2,174)	(1,917)
Other, net	396	25
Net cash provided by (used in) financing activities	(33,475)	(10,816)
Effects of foreign currency exchange rate changes on cash	2,048	(2,797)
Net increase (decrease) in cash and cash equivalents	(44,204)	(18,406)
Cash and cash equivalents, beginning of period	121,317	57,059
Cash and cash equivalents, end of period	$77,113	$38,653
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,281	$32,888
Cash paid (refund) for income taxes	2,714	526
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	10,667	12,436
Accrued capital expenditures	884	2,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business

inVentiv Health, Inc. (“inVentiv”, or the “Company”) is a leading global provider of outsourced clinical development and commercialization services to biopharmaceutical companies. The Company provides services through two reportable business segments: Clinical and Commercial. The Company provides a full suite of services to enhance its clients’ ability to successfully develop, launch and market their products. The Company offers its solutions on both a standalone and integrated basis. The Company’s services cover the entire biopharmaceutical development and commercialization continuum spanning from first-in-human clinical trials to the ongoing commercialization of mature products.

On August 4, 2010, inVentiv Acquisition, Inc., an indirect, wholly owned subsidiary of inVentiv Group Holdings, Inc. (“Group Holdings” or “Parent”) merged with and into the Company (the “THL Acquisition”). Group Holdings is controlled by affiliates of Thomas H. Lee Partners (“THL”), a global private investment and advisory firm, as well as certain co-investors and certain members of management (together with the private equity funds sponsored by THL, and the co-investors, the “Investors”).

2.	Basis of Presentation

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and include the accounts of inVentiv Health, Inc. and its wholly owned subsidiaries. In addition, the Company consolidates the accounts of its 60% owned subsidiary and reflects the minority interest as a noncontrolling interest classified in equity. The Company has both equity and cost method investments in securities of certain privately held entities.  Investments accounted for under the equity method are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss.  During the quarter ended March 31, 2015, the Company recognized a $1.6 million loss on dissolution of a joint venture accounted for under the equity method, which is included in income (loss) from equity investments in the consolidated statements of operations. Investments accounted for under the cost method are recorded at the historical carrying value.  The carrying value of both types of investments is recorded in other assets in the consolidated balance sheets and is immaterial.  All intercompany transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the 2015 audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 dated March 18, 2016 on file with the Securities and Exchange Commission (the “SEC”).  The results reported in these condensed consolidated financial statements should not necessarily be viewed as indicative of the results that may be expected for the entire year. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Reclassifications

In the Company’s 2015 financial statements, the Company reclassified certain costs from selling, general and administrative (“SG&A”) expenses to cost of revenues to conform to the presentation adopted for 2015. The revised classification aligns all personnel and related costs associated with service delivery within cost of revenues, along with the associated information technology costs supporting these processes.  These changes better harmonize the accounting policies of the group, and are consistent with how management is assessing performance and managing costs. As a result of the revision in the classification of the costs, the previously reported SG&A was reduced by $9.3 million for the three months ended March 31, 2015, and cost of revenues has increased by a corresponding amount.  The reclassification had no impact on our consolidated financial position, net operating results included in our statements of operations or cash flows.

3.	Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718) to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-09 on the Company’s consolidated financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring the recognition of right-to-use assets and liabilities on the balance sheet and disclosing qualitative and quantitative information about leasing arrangements. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is expected to have a material impact on the Company’s consolidated balance sheets, and its potential impact is currently being evaluated.

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

4.	Goodwill

The following table sets forth the carrying amount of goodwill for each segment as of March 31, 2016 and December 31, 2015 (in thousands):

	Clinical	Commercial	Total
Net goodwill at December 31, 2015	$382,215	$513,154	$895,369
Foreign currency translation	(1)	1,397	1,396
Net goodwill at March 31, 2016	$382,214	$514,551	$896,765

As of March 31, 2016 and December 31, 2015, the Company had accumulated goodwill impairment losses of $478.3 million.

5.	Intangible Assets

The following table sets forth the carrying amount of the Company’s intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$366,169	$(156,458)	$209,711	$365,777	$(148,679)	$217,098
Technology	27,090	(26,364)	726	27,003	(26,206)	797
Tradenames subject to amortization	18,314	(16,787)	1,527	18,293	(16,657)	1,636
Backlog	95,029	(90,783)	4,246	95,014	(89,427)	5,587
Other	1,020	(615)	405	1,020	(585)	435
Total finite-lived intangible assets	507,622	(291,007)	216,615	507,107	(281,554)	225,553
Tradenames not subject to amortization	109,304	—	109,304	109,093	—	109,093
Total intangible assets	$616,926	$(291,007)	$325,919	$616,200	$(281,554)	$334,646

6.	Debt

The Company’s indebtedness is summarized as follows (in thousands):

	March 31,	December 31,
	2016	2015
Senior Secured Credit Facilities:
Term Loan Facility B3 loans, due 2018	$129,645	$129,645
Term Loan Facility B4 loans, due 2018	445,694	445,694
Senior Secured Notes, due 2018	625,000	625,000
ABL Facility	—	—
Junior Lien Secured Notes, due 2018	579,837	569,691
Senior Unsecured Notes, due 2018	376,316	376,316
International Facility	—	—
Capital leases and other financing arrangements	70,821	68,591
Total borrowings	2,227,313	2,214,937
Less: unamortized premium (discount)	(7,993)	(9,030)
Less: unamortized deferred financing costs	(31,367)	(35,431)
Less: current portion of capital leases and other financing arrangements	(25,296)	(23,333)
Total long-term borrowings, net of current portion	$2,162,657	$2,147,143

At March 31, 2016, the Company had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans.  The Company had $625.0 million outstanding under the Senior Secured Notes, and there were no outstanding borrowings under the ABL Facility (as defined below).  The Company also had $579.8 million outstanding under the Junior Lien Secured Notes (as defined below), and $376.3 million outstanding under the Senior Unsecured Notes.  In addition, the Company had capitalized leases and other financing arrangements of $70.8 million outstanding as of March 31, 2016.

On July 1, 2015 one of the Company’s indirect subsidiaries in the United Kingdom, inVentiv Health Clinical UK Ltd., (“inVentiv UK”) as borrower, and one of the Company’s indirect subsidiaries in Switzerland, inVentiv Health Switzerland GmbH, as guarantor, entered into an asset-based lending facility (the “International Facility”) for up to $20.0 million. This facility is available to enhance international cash management. At March 31, 2016, the Company had no outstanding borrowings under the International Facility and would have been able to borrow up to $14.9 million.

On August 15, 2014, the Company consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of its 10% Senior Unsecured Notes due 2018 in which the Company issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of the Company’s 10% Senior Unsecured Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). The Company paid interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015 in PIK Interest and elected to pay interest for the period commencing February 15, 2016 in cash.  On January 8, 2016, the Company’s Board of Directors approved the repurchase by the Company of its certain Junior Lien Secured Notes and the subsequent cancellation of such repurchased notes (the “PIK Note Repurchase”). During the three months ended March 31, 2016, the Company repurchased and cancelled an aggregate principal amount of $23.7 million of its Junior Lien Secured Notes, including accrued and unpaid interest, through open market purchases for $23.1 million.  As a result of the PIK Note Repurchase, the Company reduced its debt and a pro rata portion of deferred financing costs and debt discount on the transactions and recorded a gain on extinguishment of debt of $0.2 million.

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

All obligations under the ABL Facility are secured by the Company’s domestic subsidiaries and secured by a first priority lien on current assets of the Company and its domestic subsidiaries and a second priority lien on all other assets of the Company and its domestic subsidiaries. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. As of March 31, 2016, the Company had no outstanding borrowings under the ABL Facility, approximately $18.8 million in letters of credit outstanding against the ABL Facility and would have been able to borrow up to an additional $131.2 million.

Cash Pooling

The Company and certain of its international subsidiaries entered into a notional cash pooling arrangement (“Cash Pool”) to help manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to set-off overdrafts to the bank against positive cash balances. Each subsidiary receives interest on the cash balances or pays interest on amounts owed. At March 31, 2016, the Company’s net cash position in the pool of $34.4 million, defined as the gross cash position in the pool of $113.6 million less borrowings of $79.2 million, is reflected as cash and cash equivalents in the consolidated balance sheet.

Fair Value of Long-Term Debt

The carrying amounts and the estimated fair values of long-term debt as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term Loan Facility	$568,497	$573,576	$567,673	$570,051
Senior Secured Notes	619,410	643,750	618,616	633,594
Junior Lien Secured Notes	564,027	583,461	551,552	537,646
Senior Unsecured Notes	365,197	372,553	364,043	371,142

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

7.	Contingencies

On October 31, 2013, Cel-Sci Corporation (Cel-Sci) (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of the Company’s subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seeks at least $2 million in damages and $20 million in other equitable remedies. A hearing is currently scheduled to begin in September 2016. No assessment can be made at this time as to the likely outcome of this matter.  Accordingly, no provision has been recorded as no loss is considered probable.

Other Matters

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. The Company does not believe that the outcome of any legal proceedings, if decided adversely to its interests, would have a material adverse effect on its business, financial condition or results of operations.

8.	Concentration of Credit Risk

The Company’s receivables are concentrated with major pharmaceutical companies. Credit risk is managed through the continuous monitoring of exposures with the Company’s clients. The Company does not require collateral or other security to support client receivables. For the three months ended March 31, 2016, one client accounted for approximately 12% of the Company’s net revenues. For the three months ended March 31, 2015, no client represented more than 10% of the Company’s net revenues. As of March 31, 2016, one client represented approximately 10% of the accounts receivable balance.

9.	Common Stock and Stock Incentive Plans

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

On March 25, 2016, the Company granted 106,218 share-based awards. Of these share-based awards, 102,496 represent options that vest thirty-five percent upon the passage of time and completion of a service requirement and sixty-five percent upon achievement of certain specified performance targets and completion of a service requirement. The remaining 3,722 share-based awards are comprised of restricted stock awards that vest if a liquidity event occurs such that the Investors achieve a defined return on their investment and options that vest based on the passage of time. The Company recognizes the fair value of the option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

10.	Termination Benefits and Other Cost Reduction Actions

The Company undertook certain actions to continue to integrate its acquisitions and implement cost containment measures in an effort to better align operating costs with market and business conditions. Expenses related to these actions that include real estate consolidations, elimination of redundant functions and employees, are summarized below (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Employee severance and related costs	$2,745	$2,579
Facilities-related costs	1,385	176
Total	$4,130	$2,755

For the three months ended March 31, 2016 and 2015, restructuring costs of $1.5 million and $1.3 million, respectively, have been included in cost of revenues and $2.6 million and $1.4 million, respectively, have been included in SG&A expenses, respectively.  The $4.1 million of costs incurred in the three months ended March 31, 2016 includes $1.2 million of costs related to Clinical and $2.9 million related to Commercial.  The $2.8 million of costs incurred in the three months ended March 31, 2015 includes $1.0 million of costs related to Clinical, $1.7 million related to Commercial and $0.1 million related to Corporate.

The following table summarizes the Company’s restructuring reserve as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance at			Balance at
	December 31,			March 31,
	2015	Net Costs	Cash Payments	2016
Employee severance and related costs	$4,245	$2,745	$(3,115)	$3,875
Facilities-related costs	3,942	1,385	(1,388)	3,939
Total	$8,187	$4,130	$(4,503)	$7,814

The Company expects that severance payments accrued at March 31, 2016 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease term of the exited facilities through 2027.

The net costs in the table above exclude non-cash charges of approximately $0.2 million for the three months ended March 31, 2016 related to abandoned assets at certain facilities.

11.	Income Taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was approximately (78.1%) and (11.6%) for the three months ended March 31, 2016 and 2015, respectively. The income tax provision for the three months ended March 31, 2016 and 2015 reflects that the Company (i) continued to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) recorded a tax provision for certain foreign and state jurisdictions that generated earnings, (iii) incurred a deferred tax provision in its domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) recorded changes in unrecognized tax benefits (including related penalties and interest) as they occur.

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

As a result of the domestic valuation allowance, taxable temporary differences from the amortization of goodwill and indefinite-lived intangible assets are expected to result in $8.5 million of income tax expense for 2016, and are reflected in the Company’s estimated domestic annual effective tax rate. Goodwill and indefinite-lived intangible assets are amortized for income tax purposes, but not for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. The Company will record tax expense related to the amortization of its tax deductible goodwill and indefinite-lived intangible assets during those future periods for which it maintains domestic valuation allowances, or until its estimated unamortized balance of $111.4 million at December 31, 2016 is fully amortized for tax purposes.

12.	Related Parties

Management Arrangements

Upon completion of the THL Acquisition, the Company entered into a management agreement (“THL Management Agreement”) with THL Managers VI, LLC (“THL Managers”), in which THL Managers agreed to provide management services to the Company until the tenth anniversary of the consummation of the THL Acquisition with evergreen one-year extensions thereafter. Pursuant to the THL Management Agreement, THL Managers will receive an aggregate annual management fee in an amount per year equal to the greater of (a) $2.5 million or (b) 1.5% of EBITDA, as defined in the THL Management Agreement. In addition, the Company will reimburse out-of-pocket expenses, including travel related costs, incurred by THL Managers. The Company recognized $0.9 million and $0.7 million in management fees and related costs for the three months ended March 31, 2016 and 2015, respectively.

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

Upon completion of the THL Acquisition, the Company entered into a management agreement with Liberty Lane IH LLC (“Liberty Lane”), in which Liberty Lane agreed to provide management services to the Company. Mr. Meister, the Company’s former Chief Executive Officer, is affiliated with Liberty Lane. Pursuant to the agreement, Liberty Lane or its affiliates received an aggregate annual management fee in an amount per year equal to $1.0 million. On December 5, 2012, the agreement was amended to lower the per year management fee to $0.8 million beginning January 1, 2013. The agreement was terminated in the second quarter of 2015 with an effective date of September 24, 2014 to reflect Mr. Meister’s resignation as Chief Executive Officer. The Company incurred management fees of $0.2 million for the three months ended March 31, 2015.

On November 12, 2012, the Compensation Committee of Group Holdings granted to Liberty Lane options to purchase shares of Common Stock equal to approximately 1.4% of the fully diluted equity of Group Holdings. The options vest if a liquidity event occurs such that the Investors achieve a certain return on their investment. These awards were cancelled in the second quarter of 2015 to reflect Mr. Meister’s resignation as Chief Executive Officer, and the Company issued 38,054 Multiple of Money (“MoM”) Option Awards to Mr. Meister during 2015.

Commercial Transactions

There were three entities for the three months ended March 31, 2016 and four entities for the three months ended March 31, 2015 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company. The services included facilities management, audio conferencing and information technology services.  The aggregate fees for these services were $0.4 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in and became a director of an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period. No services were provided for the three months ended March 31, 2016 and services for fees of $1.8 million were provided for the three months ended March 31, 2015.

Debt Instruments

In 2014, affiliates of Thomas H. Lee Partners, L.P., Liberty Lane and Blane Walter purchased $25.0 million of Junior Lien Secured Notes and $26.3 million of the Company’s 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million as described in Note 6.

13.	Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivables, unbilled services, accounts payable, short-term borrowings, capital leases and other financing arrangements as well as deferred revenues and client advances. Due to the short-term nature of such instruments, the Company believes their carrying values approximate fair value. Please refer to Note 6 for discussion of the Company’s debt instruments.

The Company’s contingent consideration obligations are carried at fair value considering the Company’s best estimates as to the probable timing and amount of settlement (level 3 within the fair value hierarchy). As of March 31, 2016, the contingent consideration obligations had an aggregate fair value of $0.4 million, which is included in accrued expenses in the consolidated balance sheets.

The Company’s deferred compensation plan provides eligible management and other highly compensated employees with the opportunity to defer their compensation and to receive the deferred amounts in the future or upon termination of employment with the Company. The Company invests in the underlying mutual fund investments available to plan participants through investments held in a rabbi trust, which generally offset the liability associated with the deferred compensation plan. These securities are classified as trading securities and carried at fair value (level 1 within the fair value hierarchy) of $10.6 million and $10.8 million as of March 31, 2016 and December 31, 2015 and included in other assets in the consolidated balance sheets. Gains and losses are included in SG&A expenses.

14.	Segment Information

The Company provides services through two reportable segments, Clinical and Commercial. Each reportable business segment is comprised of multiple service offerings that, when combined, create a fully integrated biopharmaceutical outsourced services provider. Clinical provides a continuum of services spanning phases I-IV of clinical development. Commercial, provides commercialization, medication adherence and consulting services to biopharmaceutical companies.  The Clinical and Commercial segments provide services to the other segments primarily in connection with the delivery of services to the end client. The Company accounts for intersegment sales on prices that management considers to be consistent with market pricing.  Total intersegments sales from Clinical to Commercial was $0.1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.  Total intersegment sales from Commercial to Clinical or Corporate and other was $4.4 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Management measures and evaluates the Company’s operating segments based on segment net revenues and adjusted operating income.  The results of these reportable business segments are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer.  Certain costs are excluded from segment operating income because management evaluates the operating results of the segments excluding such charges.  These items include depreciation and amortization; certain foreign currency impacts; net charges associated with acquisitions; certain legal charges, net of insurance recoveries; certain asset impairment charges; stock-based compensation; as well as corporate and other unallocated expenses.  The Corporate and other unallocated expenses primarily consist of expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal; restructuring and related charges; and certain expenses incurred in connection with the management agreements with affiliates of certain shareholders of the Parent.  Although these amounts are excluded from segment operating income, as applicable, they are included in reported consolidated operating loss and in the reconciliations presented below.  The Company has not presented segment assets since management does not evaluate the Company’s operating segments using this information.

The Company has an agreement to provide commercialization services to a biopharmaceutical client for launch of certain products in return for a royalty on the client’s net revenues. The results of this arrangement are included in Corporate and other as the contract is managed and evaluated on a corporate level. As these activities were included in the Commercial segment prior to the three months ended September 30, 2015, segment information for the three months ended March 31, 2015 has been restated to include these results in Corporate and other and Commercial recognized intersegment revenues related to performing services under this arrangement.

Selected information for each reportable segment is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net Revenues
Clinical	$254,859	$219,664
Commercial	290,926	234,546
Intersegment revenues	(4,489)	(3,233)
Consolidated net revenues	$541,296	$450,977
Adjusted Segment Operating Income (Loss)
Clinical	$42,736	$25,649
Commercial	48,920	31,879
Corporate and other	(12,324)	(8,898)
Reportable segments adjusted operating income (loss)	79,332	48,630
Depreciation and amortization	(23,763)	(25,003)
Stock-based compensation	(1,417)	(470)
Other unallocated charges	(8,988)	(5,599)
Operating income (loss)	45,164	17,558
Interest income (expense), net	(55,853)	(56,463)
Gain on extinguishment of debt	221	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	$(10,468)	$(38,905)

15.	Guarantor Financial Information

Borrowings under each of our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are guaranteed by certain of the Company’s domestic wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and joint and several. The Company’s Senior Secured Credit Facility, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are not guaranteed by certain of the Company’s subsidiaries, including all of its non-U.S. subsidiaries or non-wholly owned subsidiaries. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheet information, results of operations, comprehensive loss and cash flow information for inVentiv Health, Inc., the Guarantor Subsidiaries and other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of inVentiv Health, Inc.’s investment in the Guarantor Subsidiaries and Non-Guarantor Subsidiaries using the equity method of accounting.

Subsequent to the issuance of the March 31, 2015 condensed consolidated financial statements, management determined that within the condensed consolidating statement of cash flows, certain intercompany transfers historically presented on a gross basis within operating, investing and financing activities represent centralized treasury activities that are more appropriately presented on a net basis within investing and financing activities between the respective parent, guarantor, and non guarantor entities. The aforementioned items have been corrected in the condensed consolidating statements of cash flows for the three months ended March 31, 2015. The corrections had no impact on the Company’s consolidated financial position, results of operations or cash flows.

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At March 31, 2016

(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,758	—	$136,644	$(87,289)	$77,113
Restricted cash	1,716	—	838	—	2,554
Accounts receivable, net of allowances for doubtful accounts	—	266,930	61,396	—	328,326
Unbilled services	—	223,422	38,301	—	261,723
Intercompany receivables	504,621	825,469	84,860	(1,414,950)	—
Prepaid expenses and other current assets	7,364	19,001	18,694	—	45,059
Income tax receivable	26	—	996	—	1,022
Total current assets	541,485	1,334,822	341,729	(1,502,239)	715,797
Property and equipment, net	21,369	98,916	18,887	—	139,172
Goodwill	—	855,317	41,448	—	896,765
Intangible assets, net	—	319,311	6,608	—	325,919
Non-current deferred tax assets	—	—	10,421	—	10,421
Other assets	20,331	4,330	15,060	—	39,721
Non-current intercompany receivables	429,168	28,867	—	(458,035)	—
Investment in consolidated subsidiaries	700,686	107,127	—	(807,813)	—
Total assets	$1,713,039	$2,748,690	$434,153	$(2,768,087)	$2,127,795
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$1,429	$23,831	$79,265	$(79,229)	$25,296
Accrued payroll, accounts payable and accrued expenses	78,168	182,536	66,304	(8,060)	318,948
Intercompany payables	857,790	537,244	19,916	(1,414,950)	—
Income taxes payable	—	449	3,380	—	3,829
Deferred revenue and client advances	—	189,789	56,832	—	246,621
Total current liabilities	937,387	933,849	225,697	(1,502,239)	594,694
Capital lease obligations, net of current portion	—	45,512	13	—	45,525
Long-term debt, net of current portion	1,547,653	569,479	—	—	2,117,132
Non-current income tax liability	—	4,807	2,760	—	7,567
Deferred tax liability	74	77,854	1,178	—	79,106
Other non-current liabilities	12,902	31,599	22,249	—	66,750
Non-current intercompany liabilities	—	429,157	28,878	(458,035)	—
Total liabilities	2,498,016	2,092,257	280,775	(1,960,274)	2,910,774
Total inVentiv Health, Inc. stockholder’s deficit	(784,977)	656,433	151,380	(807,813)	(784,977)
Noncontrolling interest	—	—	1,998	—	1,998
Total stockholder’s deficit	(784,977)	656,433	153,378	(807,813)	(782,979)
Total liabilities and stockholder’s deficit	$1,713,039	$2,748,690	$434,153	$(2,768,087)	$2,127,795

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At December 31, 2015

(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$55,226	—	$148,970	$(82,879)	$121,317
Restricted cash	226	—	1,381	—	1,607
Accounts receivable, net of allowances for doubtful accounts	—	292,548	66,533	—	359,081
Unbilled services	—	174,070	33,395	—	207,465
Intercompany receivables	529,457	840,499	18,211	(1,388,167)	—
Prepaid expenses and other current assets	8,839	11,401	22,690	—	42,930
Income tax receivable	104	—	1,076	(104)	1,076
Total current assets	593,852	1,318,518	292,256	(1,471,150)	733,476
Property and equipment, net	23,227	101,507	17,298	—	142,032
Goodwill	—	855,317	40,052	—	895,369
Intangible assets, net	—	328,239	6,407	—	334,646
Non-current deferred tax assets	—	—	10,032	—	10,032
Other assets	19,084	4,491	13,559	—	37,134
Non-current intercompany receivables	416,161	29,235	35,021	(480,417)	—
Investment in consolidated subsidiaries	676,479	93,191	—	(769,670)	—
Total assets	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$1,936	$21,324	$73,355	$(73,282)	$23,333
Accrued payroll, accounts payable and accrued expenses	71,953	200,063	71,307	(9,597)	333,726
Intercompany payables	820,965	542,500	24,702	(1,388,167)	—
Income taxes payable	—	165	5,423	(104)	5,484
Deferred revenue and client advances	—	190,828	55,828	—	246,656
Total current liabilities	894,854	954,880	230,615	(1,471,150)	609,199
Capital lease obligations, net of current portion	—	45,247	11	—	45,258
Long-term debt, net of current portion	1,533,197	568,688	—	—	2,101,885
Non-current income tax liability	—	4,806	1,136	—	5,942
Deferred tax liability	74	73,047	239	—	73,360
Other non-current liabilities	38,494	30,896	18,763	—	88,153
Non-current intercompany liabilities	34,920	416,260	29,237	(480,417)	—
Total liabilities	2,501,539	2,093,824	280,001	(1,951,567)	2,923,797
Total inVentiv Health, Inc. stockholder’s deficit	(772,736)	636,674	132,996	(769,670)	(772,736)
Noncontrolling interest	—	—	1,628	—	1,628
Total stockholder’s deficit	(772,736)	636,674	134,624	(769,670)	(771,108)
Total liabilities and stockholder’s deficit	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2016

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$419,336	$129,933	$(7,973)	$541,296
Reimbursed out-of-pocket expenses	—	83,818	7,214	(49)	90,983
Total revenues	—	503,154	137,147	(8,022)	632,279
Operating expenses:
Cost of revenues	—	300,392	79,298	(7,314)	372,376
Reimbursable out-of-pocket expenses	—	83,818	7,214	(49)	90,983
Selling, general and administrative expenses	21,129	71,369	31,917	(659)	123,756
Allocation of intercompany costs	(13,899)	10,915	2,984	—	—
Total operating expenses	7,230	466,494	121,413	(8,022)	587,115
Operating income (loss)	(7,230)	36,660	15,734	—	45,164
Gain on extinguishment of debt	221	—	—	—	221
Interest income (expense), net	(43,831)	(12,277)	255	—	(55,853)
Intercompany interest income (expense)	12,975	(12,715)	(260)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(37,865)	11,668	15,729	—	(10,468)
Income tax (provision) benefit	—	(5,145)	(3,031)	—	(8,176)
Income (loss) before income (loss) from equity investments	(37,865)	6,523	12,698	—	(18,644)
Income (loss) from equity investments	18,788	10,574	—	(29,357)	5
Net income (loss)	(19,077)	17,097	12,698	(29,357)	(18,639)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(438)	—	(438)
Net income (loss) attributable to inVentiv Health, Inc.	$(19,077)	$17,097	$12,260	$(29,357)	$(19,077)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$346,981	$109,751	$(5,755)	$450,977
Reimbursed out-of-pocket expenses	—	59,616	7,783	(76)	67,323
Total revenues	—	406,597	117,534	(5,831)	518,300
Operating expenses:
Cost of revenues	—	236,463	69,304	(5,262)	300,505
Reimbursable out-of-pocket expenses	—	59,616	7,783	(76)	67,323
Selling, general and administrative expenses	16,087	84,539	32,781	(493)	132,914
Allocation of intercompany costs	(9,900)	7,944	1,956	—	—
Total operating expenses	6,187	388,562	111,824	(5,831)	500,742
Operating income (loss)	(6,187)	18,035	5,710	—	17,558
Interest income (expense), net	(44,398)	(12,169)	104	—	(56,463)
Intercompany interest income (expense)	11,122	(10,972)	(150)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(39,463)	(5,106)	5,664	—	(38,905)
Income tax (provision) benefit	—	(2,975)	(1,553)	—	(4,528)
Income (loss) before income (loss) from equity investments	(39,463)	(8,081)	4,111	—	(43,433)
Income (loss) from equity investments	(5,622)	1,630	—	2,463	(1,529)
Net income (loss)	(45,085)	(6,451)	4,111	2,463	(44,962)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(123)	—	(123)
Net income (loss) attributable to inVentiv Health, Inc.	$(45,085)	$(6,451)	$3,988	$2,463	$(45,085)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2016

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net Income (loss)	$(19,077)	$17,097	$12,698	$(29,357)	$(18,639)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,419	2,662	6,119	(8,781)	5,419
Total other comprehensive income (loss)	5,419	2,662	6,119	(8,781)	5,419
Total comprehensive income (loss)	(13,658)	19,759	18,817	(38,138)	(13,220)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(438)	—	(438)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(13,658)	$19,759	$18,379	$(38,138)	$(13,658)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net Income (loss)	$(45,085)	$(6,451)	$4,111	$2,463	$(44,962)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,445)	(5,435)	(4,011)	9,446	(5,445)
Total other comprehensive income (loss)	(5,445)	(5,435)	(4,011)	9,446	(5,445)
Total comprehensive income (loss)	(50,530)	(11,886)	100	11,909	(50,407)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(123)	—	(123)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(50,530)	$(11,886)	$(23)	$11,909	$(50,530)

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2016

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(36,631)	$15,585	$19,486	$(8,060)	$(9,620)
Cash flows from investing activities:
Purchases of property and equipment	(1,811)	(1,401)	(2,958)	—	(6,170)
Proceeds from vehicle sales and rebates on vehicle leases	—	3,979	—	—	3,979
Intercompany transfers	37,937	17,988	—	(55,925)	—
Other, net	(1,491)	—	525	—	(966)
Net cash provided by (used in) investing activities	34,635	20,566	(2,433)	(55,925)	(3,157)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(972)	(7,896)	(39)	—	(8,907)
Repurchase of Notes	(22,790)	—	—	—	(22,790)
Payment on installment note and contingent consideration related to acquisition	(2,174)	—	—	—	(2,174)
Intercompany transfers	—	(28,255)	(31,320)	59,575	—
Other, net	464	—	(68)	—	396
Net cash provided by (used in) financing activities	(25,472)	(36,151)	(31,427)	59,575	(33,475)
Effects of foreign currency exchange rate changes on cash	—	—	2,048	—	2,048
Net increase (decrease) in cash and cash equivalents	(27,468)	—	(12,326)	(4,410)	(44,204)
Cash and cash equivalents, beginning of period	55,226	—	148,970	(82,879)	121,317
Cash and cash equivalents, end of period	$27,758	$—	$136,644	$(87,289)	$77,113

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(37,855)	$37,407	$8,984	$(6,385)	$2,151
Cash flows from investing activities:
Purchases of property and equipment	(2,777)	(5,199)	(1,823)	—	(9,799)
Proceeds from vehicle sales and rebates on vehicle leases	—	3,093	—	—	3,093
Intercompany transfers	51,656	—	—	(51,656)	—
Other, net	(238)	—	—	—	(238)
Net cash provided by (used in) investing activities	48,641	(2,106)	(1,823)	(51,656)	(6,944)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(983)	(7,816)	(125)	—	(8,924)
Borrowings under line of credit	17,000	—	—	—	17,000
Repayments on line of credit	(17,000)	—	—	—	(17,000)
Payment on installment note and contingent consideration related to acquisition	(1,917)	—	—	—	(1,917)
Intercompany transfers	—	(30,924)	6,980	23,944	—
Other, net	93	—	(68)	—	25
Net cash provided by (used in) financing activities	(2,807)	(38,740)	6,787	23,944	(10,816)
Effects of foreign currency exchange rate changes on cash	—	—	(2,797)	—	(2,797)
Net increase (decrease) in cash and cash equivalents	7,979	(3,439)	11,151	(34,097)	(18,406)
Cash and cash equivalents, beginning of period	19,643	3,439	86,014	(52,037)	57,059
Cash and cash equivalents, end of period	$27,622	$—	$97,165	$(86,134)	$38,653

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statement. The terms “inVentiv,” “Company,” “we,” “us” and “our” refer to inVentiv Health, Inc. and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “target,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples, though the absence of these words does not necessarily mean that a statement is not forward-looking, include, but are not limited to statements we make regarding:

•	our business strategy, outlook, objectives, plans, intentions and goals, and our estimates of market size, market growth, market penetration and market share;
•

our estimates regarding our liquidity, capital expenditures and sources of both, our ability to maintain and improve our operating margins and our ability to fund our operations and planned capital expenditures for the foreseeable future;

•

our belief that our growth and success will depend on our ability to continue to enhance the quality of our existing services, serve our clients throughout the evolution of a product, and to introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing and new clients and recruit, motivate and retain qualified personnel;

•	our expectations that biopharmaceutical companies will increasingly outsource their clinical development and commercialization services;
•	our belief that our clients are looking for service providers with scale and global capabilities;
•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;
•	our expectations regarding the levels of research and development (“R&D”) and commercialization spending and outsourcing by biopharmaceutical companies; and
•	our expectations regarding the impact of the adoption of new accounting pronouncements.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement and such forward-looking statements should not be unduly relied upon. Factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	the impact of client project delays, cancellations and terminations, including the impact on our backlog;
•	the failure to convert backlog into net revenues;
•	our ability to accurately price our contracts and forecast costs;
•	our ability to achieve operational efficiencies or grow our net revenues faster than expenses;
•	the risks related to our relationships with existing or potential clients who are in competition with each other;
•	our ability to recruit suitable willing investigators and patients for clinical trials;

•	our ability to maintain insurance coverage for our operations and indemnification obligations;
•	the impact of a loss of our access to certain data assets;
•	the potential liability associated with injury to clinical trial participants;
•	the risk of client concentration or concentration in therapeutic areas;
•	our ability to successfully develop and market new services and enter new markets;
•	the potential impact of financial, economic, political and other risks related to conducting business internationally;
•	our exposure to liability under the United States Foreign Corrupt Practices Act (the “FCPA”) and various other anti-corruption and anti-bribery laws;
•	the risks associated with our information systems infrastructure;
•	the risks associated with upgrading our information systems and evolving the technology platform for our services;
•	our ability to recruit, motivate and retain qualified personnel;
•	the impact of disruptions in the credit and capital markets and unfavorable economic conditions;
•	the risks associated with our acquisition strategy and integrating acquisitions;
•	the impact of any downgrade in our current credit ratings;
•	the risks associated with exchange rate fluctuations;
•	the risks associated with the restructuring of our operations;
•	risks associated with employment liability;
•	our limited ability to protect our intellectual property rights and the intellectual property rights of our clients;
•	our failure to manage any business expansion or contraction in the future;
•	the risks associated with effective income tax rate fluctuation and other tax matters;
•	potential impairment of goodwill or other intangible assets;
•	the risk of litigation and personal injury claims;
•	our reliance on third parties for important products and services;
•	our ability to comply with all applicable laws as well as our ability to successfully adapt to any changes in applicable laws;
•	our history of losses and our ability to achieve and sustain profitability in the future;
•	changes in outsourcing expenditures for clinical development and commercialization services by companies in the biopharmaceutical industry;
•	the impact of government regulators or clients limiting a prescription’s scope or withdrawing an approved product from the market;
•	the potential impact of healthcare reform initiatives or from changes in the reimbursement policies of third-party payers;
•	competition in the markets we serve, which may result in pricing pressure;
•	the impact on our clients of lower cost generic and other competing products;
•	the impact of costs, liability and reputational harm from failing to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations;

•	our ability to respond to rapid technological changes;
•	the potential impact of government regulation on us and our clients;
•	the risks associated with an industry-wide reduction in demand for contract research organizations (“CROs”) services;
•	the impact of regulations regarding the protection of personal data;
•	the effect of covenant restrictions in our debt agreements on our ability to operate our business; and
•	our ability to service our substantial indebtedness.

These risks should be considered along with the “Risk Factors” outlined in our Annual Report on Form 10-K for the year ended December 31, 2015 dated March 18, 2016 and those included in Part II Item 1A of this Quarterly Report. Except to the extent required by applicable laws or rules, we do not undertake to update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading global provider of outsourced clinical development and commercialization services to biopharmaceutical companies. We are the only provider delivering a full suite of services to enhance our clients’ ability to successfully develop, launch and market their products. We offer our services on both a standalone basis and as integrated solutions to support clinical development and commercialization. Our solutions are designed to drive greater efficiency and lower costs. We helped develop or commercialize over 80% of all new molecular entities approved by the Food and Drug Administration (“FDA”) and 70% of those products granted marketing authorization by the European Medicines Agency (“EMA”) over the last five years through our innovative model. In 2015, we served more than 550 client organizations, including all 20 of the largest global biopharmaceutical companies, and have the ability to service clients in over 90 countries. We have over 14,000 employees globally, including more than 750 M.D.s and Ph.D.s.

The creation of our comprehensive and integrated approach to serve the biopharmaceutical development and commercialization continuum began in 2010 with our acquisition by our sponsor, Thomas H. Lee Partners, L.P. (“THL”). We have made substantial investments, strategic acquisitions and operational changes to expand and strengthen our clinical development and commercial service offerings, geographic presence, human capital, systems and infrastructure to better serve our clients. These strategic and operational initiatives included:

•	Completion and integration of 10 strategic acquisitions, including three CROs, to offer a full suite of services on a global basis;
•	Enhancement of therapeutic area focus with particular expertise in oncology, neuroscience, pain and respiratory;
•

Integration and rationalization of legacy commercial acquisitions and separately-operated brands into the biopharmaceutical industry’s only contract commercial organization (“CCO”) providing a full suite of complementary commercialization services;

•	Expansion of our geographic capabilities in Japan, India, Western Europe, Latin America and China;
•	Evolution of our selling solutions capabilities into a market-leading strategic offering with expertise in helping clients launch and market complex biopharmaceutical products; and
•	Recruitment of Michael A. Bell, our Chairman and CEO who has extensive experience across the healthcare delivery continuum and who has managed and grown sophisticated global service organizations.

We have actively pursued the integration of our acquisitions and sought cost savings or synergies from combining our existing and acquired businesses. These synergies include elimination of redundant facilities, functions and employees and use of our existing infrastructure to expand revenues associated with our service offerings.

Business Segments

We provide services through the following segments, each of which provides multiple service offerings.

•

Clinical. Our Clinical segment is a leading global CRO that is therapeutically-focused and provides a wide range of capabilities, including Phase I-IV clinical development services, delivered on a project or functional basis. For the three months ended March 31, 2016, our Clinical segment generated total net revenues of $254.9 million, representing approximately 47% of our consolidated net revenues.

•

Commercial. Our Commercial segment is a CCO, the biopharmaceutical industry’s only provider of a full suite of complementary commercialization services including selling solutions, communications, consulting and medication adherence (patient outcomes). For the three months ended March 31, 2016, our Commercial segment generated total net revenues of $290.9 million, representing approximately 53% of our consolidated net revenues.

Material Trends Affecting our Results of Operations

Biopharmaceutical Industry Trends

Our business is affected by general levels of R&D and commercialization spending by biopharmaceutical companies, as well as the degree to which biopharmaceutical companies choose to outsource their clinical development and commercialization activities, rather than performing such activities internally.

We estimate that total R&D spending in the biopharmaceutical industry was approximately $140 billion in 2015. Potential outsourcing development spending accounted for approximately 70%, or $100 billion, and is estimated to grow approximately 4% annually through 2020.

We estimate that total clinical development outsourcing to CROs in 2015 was approximately 30% of total potential outsourcing development spending, representing an approximately $30 billion market. This market is expected to achieve approximately 40% penetration, or approximately $55 billion of spending, by 2020. Because the market for product commercialization services is more diverse, it is difficult to estimate the current amount of outsourced product commercialization services and the expected growth in such services. However, we estimate that less than 15% of product commercialization expenditures are currently being outsourced. As business models continue to evolve in the healthcare sector, we believe that the rate of commercial outsourcing could follow a similar path to the clinical development market.

If outsourced clinical development or commercialization declines or grows less rapidly than anticipated, or we are unable to compete in these markets successfully, it could have a material adverse effect on our results of operations and financial condition.

The Number, Type and Timing of Projects

          In both of our segments, our client relationships are typically comprised of numerous services and projects and our results are tied to the number, type and timing of projects that we manage. The timing of project starts and completions are subject to various factors, including regulatory approvals, interim analysis of project results and success, and client budget cycles. Our full service offering in our Clinical segment is subject to regular project delays and cancellations due to interim client results or client budget reprioritizations, which can adversely affect our results of operations. Within our Commercial segment, project start delays, downsizings and cancellations, particularly within our selling solutions and communications service offerings, can adversely effect our results of operations. While there are operational steps we can take to mitigate our operating expenses in the event a project is delayed or terminated, these steps may not be sufficient to offset the resultant effect on our results of operations.

Exchange Rate Fluctuations

Some of our agreements with our clients provide for payment in currencies other than the U.S. Dollar. We have significant transactions in Pound Sterling, Canadian Dollar and Japanese Yen. These foreign currency revenues when converted into U.S. Dollars, can vary significantly from period to period depending on the exchange rates during a respective period. We believe that comparing these foreign currency denominated revenues, by holding the exchange rates constant with the prior year period is useful to management and investors in evaluating the performance of our ongoing operations on a period-to-period basis. We anticipate that fluctuations in foreign exchange rates and these related constant currency adjustments will continue to occur in future periods.

We believe that the non-GAAP adjustments for constant currency adjustments assist investors in making comparisons of period-to-period operating results and that these items are not indicative of our ongoing core operating performance. A reconciliation of net revenues, the most directly comparable GAAP measure, to constant currency net revenues for the periods presented is indicated as follows:

	For the Three Months Ended March 31,
(in millions)	2016	2015
Consolidated net revenues	$541.3	$451.0
Currency adjustments	6.6	—
Constant currency consolidated net revenues	$547.9	$451.0
Clinical net revenues	$254.9	$219.7
Currency adjustments	6.3	—
Constant currency Clinical net revenues	$261.2	$219.7
Commercial net revenues	$290.9	$234.5
Currency adjustments	0.3	—
Constant currency Commercial net revenues	$291.2	$234.5

(1)	The three months ended March 31, 2015 is the base period for March 31, 2016 constant currency net revenues.

We have translated our foreign currency net revenues into U.S. Dollars using the following average exchange rates:

	For the Three Months Ended March 31,
U.S. Dollars per:	2016	2015
Pound Sterling	1.43	1.52
Canadian Dollar	0.73	0.81
Japanese Yen	0.0087	0.0084

Results of Continuing Operations

        The following tables set forth our consolidated statements of operations and certain segment data in dollars and as a percentage of net revenues for the periods presented.

	For the Three Months Ended March 31,
(in millions, except percentages)	2016	% of Net Revenues	2015	% of Net Revenues
Statement of Operations Data:
Net revenues	$541.3	100.0%	$451.0	100.0%
Reimbursed out-of-pocket expenses	91.0	16.8%	67.3	14.9%
Total revenues	632.3	116.8%	518.3	114.9%
Operating expenses:
Cost of revenues	372.4	68.8%	300.5	66.6%
Reimbursable out-of-pocket expenses	91.0	16.8%	67.3	14.9%
Selling, general and administrative expenses	123.8	22.9%	132.9	29.5%
Total operating expenses	587.2	108.5%	500.7	111.0%
Operating income (loss)	45.1	8.3%	17.6	3.9%
Gain on extinguishment of debt	0.2	—	—	—
Interest expense	(55.9)	(10.3)%	(56.5)	(12.5)%
Interest income	0.1	—	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(10.5)	(2.0)%	(38.9)	(8.6)%
Income tax (provision) benefit	(8.2)	(1.5)%	(4.5)	(1.0)%
Income (loss) before income (loss) from equity investments	(18.7)	(3.5)%	(43.4)	(9.6)%
Income (loss) from equity investments	—	—	(1.6)	(0.4)%
Net Income (loss)	(18.7)	(3.5)%	(45.0)	(10.0)%
Less: Net (income) loss attributable to the noncontrolling interest	(0.4)	(0.1)%	(0.1)	—
Net income (loss) attributable to inVentiv Health, Inc.	$(19.1)	(3.6)%	$(45.1)	(10.0)%
Segment Data:
Net revenues:
Clinical	254.9	46.7%	219.7	48.4%
Commercial	290.9	53.3%	234.5	51.6%
Cost of revenues:
Clinical	166.3	65.2%	143.7	65.4%
Commercial	206.0	70.8%	158.8	67.7%
Corporate and other	4.4	—	0.5	—
SG&A:
Clinical	59.1	23.2%	61.3	27.9%
Commercial	50.3	17.3%	60.3	25.7%
Corporate and other	14.4	2.7%	11.3	2.5%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net revenues

	For the Three Months Ended March 31,				Change
(in millions, except percentages)	2016	% of Total	2015	% of Total	$	%
Net revenues:
Clinical	$254.9	46.7%	$219.7	48.4%	$35.2	16.0%
Commercial	290.9	53.3%	234.5	51.6%	56.4	24.1%
Intersegment eliminations	(4.5)	—	(3.2)	—	(1.3)	—
Net revenues	$541.3	100.0%	$451.0	100.0%	$90.3	20.0%

Net revenues increased approximately $90.3 million or 20.0% (21.5% on a constant currency basis), to $541.3 million for the three months ended March 31, 2016 from $451.0 million for the three months ended March 31, 2015, due to an increase in net revenues in both our Clinical and Commercial segments. Foreign currency exchange rate fluctuations computed on a constant currency basis resulted in a decrease of approximately $6.6 million in net revenues for the three months ended March 31, 2016.

Net revenues in our Clinical segment increased approximately $35.2 million or 16.0% (18.9% on a constant currency basis), to $254.9 million for the three months ended March 31, 2016 from $219.7 million for the three months ended March 31, 2015. This increase was primarily attributable to increased volume from new projects and the acceleration of conversion of backlog in our full service offering and growth in our strategic resourcing offering. Foreign currency exchange rate fluctuations computed on a constant currency basis resulted in a decrease of approximately $6.3 million in net revenues for the three months ended March 31, 2016.

Net revenues in our Commercial segment increased approximately $56.4 million or 24.1% (24.2% on a constant currency basis), to $290.9 million for the three months ended March 31, 2016 from $234.5 million for the three months ended March 31, 2015. The increase was primarily attributable to growth in our selling solutions offering, the largest offering in our Commercial segment measured by net revenues, in the United States as a result of new project wins and growth in our communications offering. This growth was partially offset by a decrease in our medication adherence offering due to the sale of our patient access and reimbursement services offering in August 2015 as well as lower volume in our consulting offering. Foreign currency exchange rate fluctuations computed on a constant currency basis resulted in a decrease of approximately $0.3 million in net revenues for the three months ended March 31, 2016.

Cost of revenues

	For the Three Months Ended March 31,				Change		Gross Margin
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%	2016	2015
Cost of revenues:
Clinical	$166.3	65.2%	$143.7	65.4%	$22.6	15.7%	34.8%	34.6%
Commercial	206.0	70.8%	158.8	67.7%	47.2	29.7%	29.2%	32.3%
Corporate and other	4.4	—	0.5	—	3.9	780.0%	—	—
Intersegment eliminations	(4.3)	—	(2.5)	—	(1.8)	—	—	—
Cost of revenues	$372.4	68.8%	$300.5	66.6%	$71.9	23.9%	31.2%	33.4%

Cost of revenues increased $71.9 million, or 23.9%, to $372.4 million for the three months ended March 31, 2016 from $300.5 million in 2015, due to volume increases in our Clinical and Commercial segments. Gross margin decreased to 31.2% for the three months ended March 31, 2016 compared to 33.4% for the three months ended March 31, 2015 largely due to a shift in the mix of projects to lower gross margin projects in our Commercial segment.

Cost of revenues in our Clinical segment increased $22.6 million, or 15.7%, to $166.3 million for the three months ended March 31, 2016 from $143.7 million for the three months ended March 31, 2015. The increase primarily reflected the cost of incremental resources to deliver against higher volumes in our full service offering. Despite the increased cost of revenues, the higher volumes in our full service offering for the three months ended March 31, 2016 resulted in a slight improvement in gross margin to 34.8% compared to 34.6% for the three months ended March 31, 2015.

Cost of revenues in our Commercial segment increased $47.2 million, or 29.7%, to $206.0 million for the three months ended March 31, 2016 from $158.8 million for the three months ended March 31, 2015. The increase was primarily due to a higher volume of projects in our selling solutions offering, partially offset by decreased costs in our medication adherence offering due to the sale of our patient access and reimbursement services offering in August 2015. Gross margin decreased to 29.2% for the three months ended March 31, 2016 from 32.3% for the three months ended March 31, 2015 largely due to a shift in the mix of projects to lower gross margin projects in our selling solutions offering.

Corporate and other cost of revenues increased as a result of costs incurred in connection with an agreement to provide commercialization services to a biopharmaceutical client for launch of certain specified products in return for a royalty on the client’s net revenues for such products.

Selling, General and Administrative (SG&A)

	For the Three Months Ended March 31,				Change
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%
SG&A:
Clinical	$59.1	23.2%	$61.3	27.9%	$(2.2)	(3.6)%
Commercial	50.3	17.3%	60.3	25.7%	(10.0)	(16.6)%
Corporate and other	14.4	2.7%	11.3	2.5%	3.1	27.4%
Total SG&A	$123.8	22.9%	$132.9	29.5%	$(9.1)	(6.8)%

SG&A expenses decreased $9.1 million, or 6.8%, to $123.8 million for the three months ended March 31, 2016 from $132.9 million for the three months ended March 31, 2015, due to decreased Clinical and Commercial segment SG&A expenses, partially offset by increased SG&A expenses in Corporate and other.

SG&A expenses in our Clinical segment decreased $2.2 million, or 3.6%, to $59.1 million for the three months ended March 31, 2016 from $61.3 million for the three months ended March 31, 2015. The decrease was primarily due to realized benefits of our efficiency initiatives, including lower compensation related costs and lower depreciation and amortization, partially offset by unfavorable foreign currency impacts. Non-cash amortization expense related to finite-lived intangible assets was $6.1 million for the three months ended March 31, 2016 compared to $8.2 million for the three months ended March 31, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

SG&A expenses in our Commercial segment decreased $10.0 million, or 16.6%, to $50.3 million for the three months ended March 31, 2016 from $60.3 million for the three months ended March 31, 2015. The decrease in SG&A for our Commercial segment was primarily due to favorable foreign currency impacts, lower depreciation and amortization, and lower information technology investments and professional service fees. Non-cash amortization expense related to finite-lived intangible assets was $3.0 million for the three months ended March 31, 2016 compared to $5.5 million for the three months ended March 31, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

Corporate and other SG&A expenses increased $3.1 million, or 27.4%, to $14.4 million for the three months ended March 31, 2016 from $11.3 million for the three months ended March 31, 2015. The increase was primarily due to unfavorable foreign currency impacts, increased compensation related costs and depreciation expense.

Gain on Extinguishment of Debt

	For the Three Months Ended March 31,
(in millions)	2016	2015
Gain on extinguishment of debt	$0.2	$-

          For the three months ended March 31, 2016, we recognized a gain on extinguishment of debt of $0.2 million related to open market repurchases of $23.7 million in face value of our Junior Lien Secured Notes for $23.1 million, including interest, during the first quarter of 2016. Gain on extinguishment of debt principal was partially offset by the write-off of deferred financing costs and unamortized discount associated with the repurchase transactions.

Interest Expense, Net

	For the Three Months Ended March 31,
(in millions)	2016	2015
Interest expense, net	$55.9	$56.5

Interest expense, net decreased $0.6 million to $55.9 million for the three months ended March 31, 2016 from $56.5 million for the three months ended March 31, 2015. The interest expense reflects a slight decrease for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to elimination of penalty interest on the Senior Unsecured Notes described below.  Interest expense included non-cash debt issuance costs and bond discount/premium amortization of $4.7 million and $4.8 million, for the three months ended March 31, 2016 and 2015, respectively, and penalty interest on the Senior Unsecured Notes of $0.9 million for the three months ended March 31, 2015. There was no penalty interest on the Senior Unsecured Notes for the three months ended March 31, 2016 as a result of the effectiveness of the registration statement with the Securities and Exchange Commission relating to the Senior Unsecured Notes under the Securities Act and completion of the subsequent exchange offer for the Senior Unsecured Notes.

(Provision) Benefit for Income Taxes

	For the Three Months Ended March 31,
		Effective		Effective
(in millions, except percentages)	2016	Tax Rate	2015	Tax Rate
(Provision) benefit for income taxes	$(8.2)	(78.1)%	$(4.5)	(11.6)%

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (78.1%) and (11.6%) for the three months ended March 31, 2016 and 2015, respectively. The mix of earnings between domestic and foreign and the lower level of consolidated loss, along with a higher level of foreign earnings in 2016 compared to prior year, drove the increase in the tax provision and respective effective tax rate for the three months ended March 31, 2016. The income tax provision for the three months ended March 31, 2016 and 2015 primarily reflects that we (i) continued to record a full valuation allowance for our domestic and certain foreign tax jurisdictions, (ii) recorded a tax provision for certain foreign and state jurisdictions that generated earnings, (iii) incurred a deferred tax provision in our domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) recorded changes in unrecognized tax benefits (including related penalties and interest) as they occur.

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

As a result of the domestic valuation allowance, taxable temporary differences from the amortization of goodwill and indefinite-lived intangible assets are expected to result in $8.5 million of income tax expense for 2016, and are reflected in our estimated domestic annual effective tax rate. Goodwill and indefinite-lived intangible assets are amortized for income tax purposes, but not for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. We will record tax expense related to the amortization of our tax deductible goodwill and indefinite-lived intangible assets during those future periods for which we maintain domestic valuation allowances, or until our estimated unamortized balance of $111.4 million at December 31, 2016 is fully amortized for tax purposes.

Seasonality

Our results are subject to some quarterly variability as a result of client purchasing patterns, the timing of the realization of incentive and performance fees and the annual cadence of compensation and benefits expenses. We have historically experienced an increase in net revenues in the fourth quarter as a result of clients’ increased spending at the end of the calendar year as well as the realization of incentive and performance fees under certain selling solutions contracts. We have also historically experienced decreased cost of net revenues and SG&A expenses in the fourth quarter and, to a lesser extent, the third quarter related to compensation and benefits expenses, specifically related to reduced employment taxes and benefits accruals.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. At March 31, 2016, we had cash and cash equivalents of $77.1 million and $146.1 million of combined unused availability under our ABL Facility and International Facility to fund our general working capital needs.

Our primary cash needs are for operating expenses, acquisitions, working capital, capital expenditures, the repayment of principal and the payment of interest on our indebtedness and debt repurchases. Our capital expenditures have been primarily related to information technology and real estate and were $6.2 million and $9.8 million for the three months ended March 31, 2016 and 2015, respectively.

We and our subsidiaries, affiliates and significant stockholders may from time to time seek to retire or repurchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We repurchased $23.7 million in face value of our Junior Lien Secured Notes during the first quarter of 2016. See Note 6 to our Consolidated Financial Statements for additional information.

Our Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled on a PIK basis through the issuance of additional Junior Lien Secured Notes. We paid $30.4 million, $32.2 million and $33.9 million of interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015, respectively, in PIK interest, and elected to pay interest for the period commencing February 15, 2016 in cash.

We believe that our current cash and equivalents, along with cash flows from operations and unused availability under our ABL Facility and International Facility will be sufficient to fund our current operating requirements over the next twelve months. Our liquidity and our ability to meet our obligations and fund our capital and other requirements are also dependent on our future financial performance, which is subject to general economic and market conditions and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or equity financings will be available to meet our liquidity needs. If we were unable to generate new contracts with existing and new clients, if the level of contract cancellations increased, or if contract delays lengthen or increase, our cash flow from operations would be materially adversely affected. We anticipate that to the extent we need additional liquidity, it will be funded through the incurrence of additional indebtedness, equity financings or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms or at all. Although we have no current plans to do so, if we decide to pursue one or more significant acquisitions or significant internal growth initiatives, we may incur additional debt or sell additional equity to finance such acquisitions or initiatives.

The following table sets forth our net financial liabilities at March 31, 2016 and December 31, 2015:

(in millions)	March 31, 2016	December 31, 2015
Financial assets:
Cash and cash equivalents	$77.1	$121.3
Restricted cash	2.6	1.6
Total financial assets	79.7	122.9
Financial liabilities:
Current portion of capital leases and other financing arrangements	25.3	23.3
Senior Secured Credit Facilities	575.3	575.3
Senior Secured Notes	625.0	625.0
ABL Facility	—	—
Junior Lien Secured Notes	579.8	569.7
Senior Unsecured Notes	376.3	376.3
International Facility	—	—
Long-term portion of capital leases	45.5	45.3
Less: unamortized premium (discount)	(8.0)	(9.0)
Less: deferred financing costs	(31.3)	(35.4)
Total debt	2,187.9	2,170.5
Net financial liabilities	$(2,108.2)	$(2,047.6)

Cash Flows

	For the Three Months Ended March 31,
(in millions)	2016	2015
Cash provided by (used in) continuing operations:
Operating activities	$(9.6)	$2.2
Investing activities	(3.2)	(6.9)
Financing activities	(33.5)	(10.8)

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Cash used in operating activities increased by $11.8 million to $9.6 million for the three months ended March 31, 2016, compared to cash provided by operating activities $2.2 million for the three months ended March 31, 2015.  The increase in cash used in operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the increase in unbilled accounts receivable, which was driven by the timing of the achievement of billing milestones compared with the delivery of services for revenue recognition purposes, and the timing of cash flows associated with certain accruals and other liabilities, partially offset by the growth in the business.

Cash used in investing activities decreased by $3.7 million to $3.2 million for the three months ended March 31, 2016 compared to $6.9 million for the three months ended March 31, 2015. Cash used for the three months ended March 31, 2016 and 2015 primarily related to our purchase of property and equipment, partially offset by proceeds from our fleet vehicle sales and rebates on our vehicle leases.

Cash used in financing activities increased by $22.7 million to $33.5 million for the three months ended March 31, 2016, compared to $10.8 million for the three months ended March 31, 2015. Cash used for the three months ended March 31, 2016 primarily reflects repurchase of our Junior Lien Secured Notes, payments on our capital lease obligations and other financing arrangements, and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash used for the three months ended March 31, 2015 primarily reflects payments on our capital lease obligations and other financing arrangements, and partial settlement of an installment note related to our 2011 Campbell acquisition.

Long-term Debt and Credit Facilities

At March 31, 2016, we had $575.3 million outstanding under our Senior Secured Credit Facilities, which consisted of $129.6 million under the B-3 term loans and $445.7 million under the B-4 term loans. The term loans under our Senior Secured Credit Facilities mature in May 2018. In addition, we have an ABL Facility which matures in August 2018, and an International Facility, which matures in July 2020. At March 31, 2016, we had no outstanding borrowings and $18.8 million in letters of credit outstanding under the ABL Facility and no outstanding borrowings under the International Facility, and we would have been able to borrow up to $131.2 million and $14.9 million, respectively, under those facilities. We also had the option, subject to certain conditions, to increase the amounts borrowed under term loan facilities in our Senior Secured Credit Facilities by up to $300.0 million.

In addition, at March 31, 2016, we also had $625.0 million principal amount of our 9% Senior Secured Notes due 2018 outstanding, which mature in January 2018, $579.8 million principal amount of our 10%/12% Junior Lien Secured Notes due 2018 outstanding, which mature in August 2018, and $376.3 million principal amount of our 10% Senior Unsecured Notes due 2018 outstanding, which mature in August 2018.

We also had capitalized leases and other financing arrangements of $70.8 million outstanding as of March 31, 2016.

As of March 31, 2016, we were in compliance with the covenants under each of the credit agreements governing our credit facilities and each of the indentures governing our notes.

On January 8, 2016, our Board of Directors approved the repurchase of our Junior Lien Secured Notes and the subsequent cancellation of such repurchased notes (the “PIK Note Repurchase”). We have repurchased and cancelled an aggregate principal amount of $23.7 million of our Junior Lien Secured Notes, including accrued and unpaid interest, through open market purchases for $23.1 million.  As a result of the PIK Note Repurchase, we reduced our debt and a pro rata portion of our associated deferred financing costs and debt discount.

Senior Secured Credit Facilities

On August 4, 2010, we, our parent, Citibank, N.A., certain financial institutions and certain of our subsidiaries entered into the Senior Secured Credit Facilities, consisting of a $525 million term loan facility and a $75 million revolving credit facility.

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of our and our domestic subsidiaries’ assets on par with the lien granted to the holders of our Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility.  Amounts borrowed under the Senior Secured Credit Facilities are  subject to an interest rate per annum equal to an applicable margin plus, at our option, either (a) for base rate loans, a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) for Eurodollar rate loans, a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii)

1.50%.  All of our outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of March 31, 2016 and December 31, 2015, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.  As of March 31, 2016 and December 31, 2015, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. As of March 31, 2016, the interest rate on the B3 and B4 term loans was 7.75%. The terms contained in the Senior Secured Credit Facilities provide for customary events of default and contain covenants limiting, among other things, the ability of the Company and its restricted subsidiaries and co-borrowers to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

9% Senior Secured Notes due 2018

On December 20, 2012, we issued $600 million aggregate principal amount of 9.0% Senior Secured Notes due 2018, and on December 13, 2013, we issued an additional $25 million of aggregate principal amount of 9.0% Senior Secured Notes due 2018.  The additional notes were issued at a 2.5% premium, have the same terms and are treated as a single series with the previously issued $600 million Senior Secured Notes.

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

Asset Based Revolving Credit Facility

On August 16, 2013, we, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility of up to $150.0 million (the “ABL Facility”), subject to borrowing base availability, which matures on August 16, 2018. Up to $35.0 million of the ABL Facility is available for the issuance of letters of credit. Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) for a base rate loan, a base rate determined by reference to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) for a Eurodollar rate loan, the US Dollar LIBOR rate based on the interest period.  The applicable margin percentage for asset based revolving loans is a percentage per annum and ranges from 1.0% to 1.5% for base rate loans or 2.0% to 2.5% for Eurodollar rate loans. The applicable margin percentage with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability.  As of March 31, 2016, the interest rate applicable to the ABL Facility was 4.50%. We are also required to pay an unused line fee to the lenders under the ABL Facility on the committed but unutilized balance of the facility at a rate of 0.25% or 0.375% per annum, which varies depending on utilization.

The ABL Facility contains customary covenants and restrictions on our and our subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions, acquisitions, divestitures and ability to enter into certain transactions with affiliates.  The ABL Facility requires us to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, accounting for the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given our available borrowing capacity as of March 31, 2016. All obligations under the ABL Facility are secured by our wholly owned domestic subsidiaries (with certain agreed upon exceptions) and secured by a first priority lien on our and such domestic subsidiaries’ current assets and a second priority lien on all of our and such domestic subsidiaries’ other assets. The credit agreement governing our ABL Facility also provides for customary events of default. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. We periodically borrow from the ABL Facility to finance our temporary working capital needs. As of March 31, 2016, we had no outstanding borrowings under our ABL Facility, approximately $18.8 million in letters of credit outstanding against the ABL Facility and we would have been able to borrow up to an additional $131.2 million.

10%/12% Junior Lien Secured Notes due 2018

In August 2014, we issued $507.0 million aggregate principal amount of our Junior Lien Secured Notes (reflected as $579.8 million at March 31, 2016). The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”) and mature on August 15, 2018. Interest on the Junior Lien Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year. We may elect to pay interest by increasing the amount of the Junior Lien Secured Notes by issuing additional Junior Lien Secured Notes for six interest payment periods in the aggregate. The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by our assets and the assets of our subsidiary guarantors that secure the obligations under our Senior Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payments with all of our and the guarantors’ existing and future unsubordinated indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any.

On August 15, 2014, we consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of our Senior Unsecured Notes in which we issued $475.0 million aggregate principal amount of Junior Lien Secured Notes in exchange for a like amount of our Senior Unsecured Notes.

We paid $30.4 million, $32.2 million and $33.9 million of interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015, respectively, in PIK interest, and elected to pay interest for the period commencing February 15, 2016 in cash. As of March 31, 2016, we accrued 10% interest on the Junior Lien Secured Notes related to the February 15, 2016 cash rate election, which is included in current liabilities. As further described in Note 6 to our consolidated financial statements, we repurchased $23.7 million in face value of our Junior Lien Secured Notes during the first quarter of 2016.

On August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of Thomas H. Lee Partners, L.P. and certain co-investors purchased $25 million of Junior Lien Secured Notes and $26.3 million of our 10% Senior Unsecured Notes due 2018 for a total consideration of $50.0 million (the “New Money Investment”). The $26.3 million of our Senior Unsecured Notes were issued at a 5% discount to par value resulting in a $1.3 million discount that will be accreted over the related term using the effective interest method. Additionally, on August 15, 2014 we issued an additional $7.0 million of Junior Lien Secured Notes (the “Backstop Consideration”) to a group of holders of our Senior Unsecured Notes as consideration for such holders’ agreement to tender the Senior Unsecured Notes held by them into the Junior Lien Notes Exchange Offer. In connection with the Junior Lien Notes Exchange Offer, our term loan facility and asset-backed revolving facility were amended on July 28, 2014 (the “Credit Agreement Amendments”) to permit the Junior Lien Notes Exchange Offer, the New Money Investment and the issuance of the Backstop Consideration and to extend the maturities of certain outstanding term loans from 2016 to 2018. The margin on the term loans increased by 0.25% when compared to the interest rates on the prior term loans.  There was no net change in the outstanding principal balance of the term loans as a result of the modified terms.

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

10% Senior Unsecured Notes due 2018

On August 4, 2010, we issued $275.0 million aggregate principal amount of 10% Senior Notes due 2018 (the “Senior Unsecured Notes”). In addition, on August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of THL and certain co-investors purchased $26.3 million of the Senior Unsecured Notes, which were issued at a 5% discount to par value resulting in a $1.3 million discount that is accreted over the related term using the effective interest method.   We also issued $160.0 million of additional Senior Unsecured Notes on June 10, 2011 and $390.0 million of Senior Unsecured Notes on July 13, 2011 in connection with certain acquisitions, which were issued at a 5% discount to par value, creating a discount of $19.5 million that is recorded net of the related notes within long-term debt, net of current portion, in the unaudited condensed consolidated balance sheet and is accreted up to the par value using an effective interest method over its related term. We had $376.3 million in Senior Unsecured Notes outstanding as of March 31, 2016. The Senior Unsecured Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018.

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

We entered into registration rights agreements in connection with the issuances of the Senior Unsecured Notes. Under the registration rights agreement with respect to the notes issued on August 4, 2010 in connection with the THL Acquisition, we agreed to use reasonable best efforts to file a registration statement related to the exchange of such notes for exchange notes with the SEC on or prior to the 270th day after August 4, 2010, to cause such registration statement to become effective under the Securities Act on or prior to the earlier of the 90th day following such filing or the 360th day after August 4, 2010, and to consummate the exchange offer on or prior to the 30th day after effectiveness. The registration rights agreement provides that additional interest will accrue on the principal amount of the notes at a rate of 0.25% per annum during the 90-day period immediately following the first to occur of these events and will increase by 0.25% per annum at the end of each subsequent 90-day period until all such defaults are cured, but in no event will the penalty rate exceed 1.00% per annum. The registration rights agreements with respect to the additional notes issued on June 10, 2011 and July 13, 2011 contain similar requirements. As a result of the effectiveness of the registration statement relating to the Senior Unsecured Notes under the Securities Act and completion of the subsequent exchange offer for the Senior Unsecured Notes, the obligation to pay additional interest on $185.5 million of the notes issued in 2010 ceased on August 5, 2015 and the obligation to pay additional interest on $164.5 million of notes issued in 2011 ceased on September 3, 2015.

International Facility

On July 1, 2015 one of our indirect subsidiaries in the United Kingdom, inVentiv Health Clinical UK Ltd., (“inVentiv UK”) as borrower, and one of our indirect subsidiaries in Switzerland, inVentiv Health Switzerland GmbH, as guarantor, entered into an asset-based lending facility (the “International Facility”) for up to $20.0 million. This facility is used to enhance international cash management. At March 31, 2016, we had no outstanding borrowings under the International Facility and we would have been able to borrow up to $14.9 million.

Non-Guarantor Subsidiaries

Our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes, Junior Lien Secured Notes and Senior Unsecured Notes are not guaranteed by certain of our subsidiaries, including all of our non-U.S. subsidiaries or non-wholly owned subsidiaries, and the International Facility is not guaranteed by any subsidiaries other than inVentiv Health Switzerland GmbH. Accordingly, claims of holders of the notes and lenders under our credit facilities will be structurally subordinated to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of our indebtedness.  For supplemental financial information relating to our guarantor subsidiaries and non-guarantor subsidiaries, see Note 15 to the Consolidated Financial Statements provided herewith.

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 18, 2016. There have been no material changes, updates or revisions to our critical accounting policies.

Recent Accounting Pronouncements

           In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718) to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) to increase transparency and comparability among organizations by requiring the recognition of right-to-use assets and liabilities on the balance sheet and disclosing qualitative and quantitative information about leasing arrangements. ASU 2016-02 will be applied on a modified retrospective basis and to each prior reporting period presented and is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is expected to have a material impact on our consolidated balance sheets, and its potential impact is currently being evaluated.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

We will incur variable interest expense with respect to our Senior Secured Credit Facilities and any outstanding borrowings under our ABL Facility and International Facility. Based on our variable rate debt outstanding at March 31, 2016, a hypothetical increase or decrease of 10% of current market rates would not have an effect on our interest expense since market rates are well below the minimum floating rate (i.e. a floor of 1.5% for Eurodollar rate loans) that is used to calculate the interest we are required to pay pursuant to our Senior Secured Credit Facilities and there are no outstanding borrowings under our ABL Facility or our International Facility.

Foreign Currency Exchange Rate Exposure

Our international expansion has resulted in increased foreign exchange rate exposure and we may become more susceptible to foreign currency exchange rate exposure as we continue to expand our international operations. We may enter into forward exchange contracts to mitigate this variability.

The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At March 31, 2016, the accumulated other comprehensive loss related to foreign currency translations was approximately $32.2 million.

We have net revenues denominated in currencies other than the U.S. Dollar. Our financial statements are reported in U.S. Dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting our consolidated financial results. For the three months ended March 31, 2016 and 2015, the most significant currency exchange rate exposures were the Pound Sterling, Canadian Dollar and Japanese Yen. Excluding the impacts from any potential future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income (loss) before income tax provision (benefit) for the three months ended March 31, 2016 by approximately $1.0 million.

We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenues from our contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We limit our foreign currency transaction risk through exchange rate fluctuation provisions stated in our contracts with clients, or we may hedge our transaction risk with foreign currency exchange contracts. Historically we have not used derivative financial instruments or other financial instruments to hedge such economic exposures.

We do not have significant operations in countries in which the economy is considered to be highly-inflationary.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of March 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended March 31, 2016 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in certain legal proceedings not described herein that are incidental to the normal conduct of our business. We do not believe that the outcome of any such proceedings, if decided adversely to our interests, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information provided in this Form 10-Q, you should carefully consider the risks described in this section. The risks described below are not the only risks that could adversely affect our business; other risks currently deemed immaterial or additional risks not currently known to us could also adversely affect us. These and other factors could have a material adverse effect on the value of your investment in our securities, meaning that you could lose all or part of your investment.

Note that this section includes forward-looking statements and future expectations as of the date of this Form 10-Q. This discussion of Risk Factors should be read in conjunction with (i) “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part I of this Form 10-Q and (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Business

Our projects may be delayed, reduced in scope or terminated for reasons beyond our control, which could adversely affect our business, results of operations and financial condition.

Many of our projects, including those in our backlog, may be delayed, reduced in scope or terminated upon short notice (generally 30 to 90 days) without cause. As a result, delays, reductions in scope and cancellations may occur for a variety of reasons that are beyond our control, including:

•	delays in, or the failure to obtain, required regulatory approvals;
•	actions by regulatory authorities;
•	the failure of products to satisfy safety requirements or efficiency criteria;
•	unexpected or undesired results of the products;
•	insufficient patient enrollment;
•	insufficient investigator recruitment;
•	the client’s lack of available financing, budgetary limits or changing priorities;
•	production problems resulting in shortages of the product being tested;
•	the client’s decision to terminate the development or commercialization of a product or to end a particular project;
•	shift of business to a competitor or internal resources; and
•	withdrawal of a product following launch.

In addition, many of our biopharmaceutical selling solutions service contracts provide our clients with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract and our clients may also decide to shift their business to a competitor.

As a result, contract terminations, cancellations, delays and modifications are a regular part of our business. For example, our full service offering within our Clinical segment has been, and may continue to be, negatively impacted by project delays. In addition, project start delays, downsizings and cancellations, particularly within our selling solutions and communications offerings, which are part of our Commercial segment, have impacted our results. The loss, reduction in scope or delay of a large project or of multiple projects could have a material adverse effect on our business, results of operations and financial condition. In addition, we might not realize the full benefits of our backlog if our clients cancel, delay or reduce their commitments to us.

In the event of termination, our contracts may provide reimbursement for the costs of winding down the terminated project as well as fees earned by us up to the time of the termination. These fees may not be sufficient for us to maintain our margins and, as a result, terminations may result in lower operating margins. In addition, cancellation of a clinical trial may result in the unwillingness or inability of our client to satisfy certain associated accounts receivable. We may also be legally or ethically bound to compete or wind down the trial at our own expense. Any of these factors may in turn have a material adverse effect on our business, results of operations and financial condition.

The relationship of backlog, book-to-bill ratio and net new awards to net revenues and operating results varies over time.

Backlog represents future net revenues from work not yet completed or performed under signed contracts, letters of intent or pre-contract commitments that are supported by written communications. Once work begins on a project, net revenues are recognized over the duration of the project. Projects may be terminated or delayed by the client or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, our revenue recognition could be affected. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the net revenues reflected in our backlog in the event of a contract cancellation. The duration of the projects included in our backlog, and the related revenue recognition, range from a few weeks to many years.

Our backlog at March 31, 2016 was $3,642.8 million compared to backlog of $3,465.4 million at December 31, 2015. Although an increase in backlog will generally result in an increase in net revenues to be recognized over time (depending on the level of cancellations), an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in net revenues during a particular period. The extent to which contracts in backlog will result in future net revenues depends on many factors, including, but not limited, to delivery against projected project schedules, the need for scope changes (change orders), contract cancellations and the nature, duration, size and complexity of the projects, each of which can vary significantly from time to time. Our $3,642.8 million of backlog at March 31, 2016 included approximately $2,289.0 million of backlog that we do not expect to generate net revenues in 2016, compared to our $3,465.4 million of backlog at December 31, 2015, which included approximately $1,973.0 million of backlog that we did not expect to generate net revenues in 2016. While we believe backlog for our Clinical segment can be a useful component of predicting future performance given the multi-year nature of most of the contracts, the majority of our service offerings in our Commercial segment have short term contracts and, as a result, we do not believe backlog is as meaningful a metric and we do not use it as a key metric in managing the Commercial segment.

We also consider net new business awards and book-to-bill ratio in our Clinical segment in assessing our performance. Net new business awards represent the value of future net revenues for services awarded during the period under signed contracts, letters of intent or pre-contract commitments that are supported by written communications that are expected to commence within the next twelve months, net of cancellations of prior awards. Book-to-bill ratio is a ratio calculated by dividing net new business awards by net revenues in a particular period. For the three months ended March 31, 2016, our Clinical segment recorded net new business awards of $296.5 million and book-to-bill ratio of 1.16x.

The rate at which our backlog converts to net revenues, and the relationship of our book-to-bill ratio and net new business awards to net revenues and operating results, may vary over time for a variety of reasons. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals. Additionally, the increased complexity of clinical trials and the need to enroll precise patient populations could extend the length of clinical trials causing revenues to be recognized over a longer period of time. Further, delayed projects will remain in backlog, unless and until otherwise canceled by the client, and will not generate net revenues at the rate originally expected. As a result, the relationship of backlog to realized net revenues and future operating results may vary over time, and may not be indicative of our future net revenues or operating results, and we may not realize the anticipated future net revenues reflected in our backlog, and book-to-bill ratio or net new business awards.

Our financial results may be adversely affected if we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in change orders.

Most of our client contracts are either fee-for-service contracts or fixed-fee contracts. Our financial results have been, and our future financial results may be, adversely impacted if we initially underprice our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders and other changes in scope typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the relevant client. Modifications can occur, for example, when there is a change in a key clinical trial assumption or parameter, commercialization strategy or a significant change in timing. Where we are not successful in including out-of-scope work into our current contracts, we bear the cost of the additional work. Even if we are successful in negotiating changes in scope, we cannot recognize additional revenues anticipated from changes in scope until appropriate documentation is received by us from the relevant client authorizing the change. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operating margins and profitability will be adversely affected if we are unable to achieve operational efficiencies or grow revenues faster than expenses.

We operate in a highly competitive environment and experience competitive pricing pressure. We have implemented initiatives to control our operating expenses, and we will continue to utilize these initiatives in the future with a view to offsetting any such pricing pressures and improving our operational efficiency. However, we cannot be certain that we will be able to achieve the efficiency gains necessary to maintain or grow our operating margins, or that the magnitude of growth in our revenues will be faster than the growth in our operating costs. If we are unable to grow our revenues at a faster rate than our operating costs, our operating margins will be adversely affected. Our initiatives and any future cost initiatives may also adversely affect us, as they may decrease employee morale or make it more difficult for us to meet operational requirements.

Our relationships with existing or potential clients who are in competition with each other may adversely impact the degree to which other clients or potential clients use our services, which may adversely affect our results of operations.

The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their products are better and more cost-effective than competing products marketed or being developed by competing firms. We regularly provide services to biopharmaceutical companies who compete with each other, and often with respect to competitive products, and we sometimes provide services to such clients regarding competing products in clinical development. Our existing or future relationships with our biopharmaceutical clients, particularly with respect to any given product that might compete directly with another client’s product, may therefore deter other biopharmaceutical clients from using our services or may result in our clients seeking to place limits on our ability to serve other biopharmaceutical companies. A loss of clients or reductions in the level of revenues from a client could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to recruit suitable willing investigators and patients, there may be a material adverse effect on the results of operations of our Clinical segment and an adverse impact on our ability to attract new business.

The recruitment of investigators and patients for clinical trials is essential to our business. We contract with physicians located in hospitals, clinics and other such sites, who serve as investigators in conducting clinical trials to test new biopharmaceutical products on their patients. Investigators supervise administration of the investigational product to patients during the course of a clinical trial. Patients for clinical trials are generally from the communities in which the clinical trials are conducted. The availability of suitable patients for enrollment in studies is dependent upon many factors including the size of the patient population, the design of the study protocol, eligibility criteria, the referral practices of physicians, the perceived risks and benefits of the investigational product under study and the availability of alternative medication, including medication undergoing separate clinical trials. The expanding global nature of clinical trials increases the risks associated with attracting suitable investigators and patients, especially if these trials are conducted in regions where our resources or experience may be more limited. Insufficient patient enrollment or investigator recruitment may result in the termination or delay of a clinical trial, or may require us to expend additional funds to obtain access to more investigators and patients than planned which may, in turn, result in additional costs to us. Any of these factors could have a material adverse effect on the results of operations of our Clinical segment, and may also adversely affect our ability to attract new business.

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

We could lose our access to certain data assets, which could impair our ability to provide certain services.

Our services depend upon continued access to and receipt of data from internal and external sources, including clinical trial data and other data received from clients and strategic partners, and on our ability to utilize such data in our business. Potential security breaches by employees and others with or without permitted access to our systems pose a risk that such data may be exposed to unauthorized persons or to the public, or that such data may be corrupted, lost or otherwise rendered inaccessible. Such breaches could also arise from negligence or fraud on the part of third parties who store, transfer or process our data, or from cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. In addition, we may lose access to such data for a variety of other reasons, including the loss of any clients or strategic partners through which such data is generated (including as a result of the perception that our systems are not secure), and disruptions or damage to our information systems.

Our ability to utilize such data generally is subject to limitations in agreements we have with certain of our clients and strategic partners, as well as applicable legal and regulatory restrictions. If we violate any such limitations or restrictions, our ability to utilize such data in our business may be adversely effected. Moreover, we may also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, which could result in additional restrictions on our ability to utilize such data, in particular if such data is not collected in a way that allows us to use such data in our business.

Any of these factors would impact our ability to provide certain of our services and could have a material adverse effect on our reputation, our ability to attract clients, and on our business, results of operations and financial condition.

Some of our services involve direct interaction with clinical trial subjects or volunteers and operation of early stage (Phase I and IIa) clinical facilities, which could create potential liability that may adversely affect our business, results of operations and financial condition.

We operate facilities where early stage clinical trials are conducted, which ordinarily involve testing an investigational product on a limited number of individuals to evaluate a product’s basic safety and identify any side effects as well as, in some instances, early indications of efficacy. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could materially disrupt our operations. Regulations applicable to our early stage activities are subject to continuing evolution and change, which could result in the imposition of additional restrictions, create additional costs to us or otherwise negatively impact our offering. We may also become more susceptible to these risks as we expand our early stage offering. For example, we opened our first Phase I clinic in the United States in January 2016 and, as a result, a portion of our early stage activities are now subject to the U.S. regulatory framework.

Additionally, we face risks associated with adverse events resulting from the administration of such investigational products to trial participants and the professional malpractice of medical care providers we employ. We directly employ doctors, nurses and other trained employees who assist in implementing the testing involved in our clinical trials. Any professional malpractice or negligence by such doctors, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a participant in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage, may have a material adverse effect on our business, results of operations and financial condition.

We may be adversely affected by client concentration or concentration in therapeutic areas in which we conduct clinical trials.

For the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, an individual client in each period has accounted for approximately 10%, 10% and 12%, respectively, of our net revenues, and our top ten clients accounted for approximately 54%, 48% and 56% of our net revenues, respectively. In addition, our success depends in part on our ability to position ourselves as a partner of choice for clients seeking to consolidate service providers. The reduction or termination of any large client’s relationship with us as a result of consolidation of service providers or otherwise may have a material adverse effect on our business, results of operations or financial condition. Moreover, in recent years the biopharmaceutical industry has experienced consolidation through mergers and acquisitions. The consolidation of our clients may result in the termination or reduction in scope of our existing engagements if client decision makers change as a result of such activity. Consolidation can also result in pricing pressure as an individual client’s business grows.

Additionally, we conduct multiple clinical trials for different clients in single therapeutic areas involving products with the same or similar chemical characteristics, which has in the past, and may in the future, adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect such products, or if industry consolidation results in the rationalization of clinical development pipelines.

If we are unable to successfully develop and market new services or enter new markets, our growth, business, results of operations and financial condition could be adversely affected.

A key element of our growth strategy is the successful development and marketing of new services or expanding our existing business or entering new markets that complement our existing business. As we develop new services or enter new markets, we may not have or adequately build the competencies necessary to perform such services satisfactorily, may not receive market acceptance for such services or may face increased competition. If we are unable to succeed in developing new services, entering new markets or attracting a client base for our new services or in new markets, we will be unable to implement this element of our growth strategy, and our future business, results of operations and financial condition could be adversely affected.

Our business is subject to international economic, political and other risks that could negatively affect our business, results of operations and financial condition.

A significant portion of our revenue is derived from countries outside the United States. For the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, we derived 22%, 26% and 22% respectively, of our net revenues from international operations. We anticipate that revenues from international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•

conducting a single clinical trial across multiple countries is complex, and issues in one country (such as a failure to comply with local regulations or restrictions) may affect the progress of the clinical trial in the other countries, for example, by limiting the amount of data necessary for a clinical trial to proceed, resulting in delays or potential cancellation of contracts, which in turn may result in loss of revenues;

•

foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, which could delay or inhibit our ability to conduct clinical trials in such jurisdictions;

•	potential adverse tax consequences, including the complexities of transfer pricing and changes in tax laws that could increase our effective tax rate and affect our ability to repatriate profits;
•	unfavorable labor regulations;
•	greater difficulties in managing and staffing foreign operations;
•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements, including compliance with applicable anti-bribery laws such as the FCPA and the UK Bribery Act of 2010 (the “UK Bribery Act”);

•	changes in political and economic conditions leading to changes in the business environment in which we operate, including changes in foreign currency exchange rates or currency exchange controls;
•	changes in trade policies, regulatory requirements and other barriers;
•	foreign regulatory or judicial authorities enforcing legal rights and recognizing business procedures in a manner in which we are not accustomed or would not reasonably expect;
•	potential tax and other legal restrictions on our ability to transfer capital to our international subsidiaries and the ability of our international subsidiaries to remit money to us; and
•	longer payment cycles of foreign clients and difficulty collecting receivables in foreign jurisdictions.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our clients. Furthermore, our ability to deal with these issues could be affected by applicable laws and the need to protect our assets. In addition, we will be more susceptible to these risks as we grow our presence in emerging countries and regions, including India, China, Eastern Europe and Latin America, which may be subject to a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethical unrest, all of which are exacerbated in many cases by a lack of an independent and experienced judiciary and uncertainties in how local law is applied and enforced. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations or financial condition and the potential impact of these risks will continue to grow as we continue to expand into foreign markets.

Due to our role as a global service provider, we may be exposed to liabilities under the FCPA and various other anti-corruption and anti-bribery laws, and any allegation or determination that we violated these laws could have a material adverse effect on our business, results of operations and financial condition.

We offer a broad range of services and operate on a global scale. As a result, we are required to comply with the FCPA, the UK Bribery Act and other U.S. and international anti-corruption laws, which prohibit companies from making corrupt payments to government officials or certain payments or remunerations to certain other recipients. In addition, the FCPA imposes certain books, records, and accounting control obligations on public companies and other issuers. We operate in parts of the world in which corruption can be common and compliance with anti-bribery laws may conflict with local customs and practices. Our global operations face the risk of corrupt conduct by employees, consultants, agents and business partners for which we may be held responsible. Although we have implemented policies and training designed to prohibit these practices, we face the risk of corrupt conduct by employees, consultants, agents and business partners for which we may be held responsible. If our employees, consultants, agents or business partners are found to have engaged in such practices, we could be subject to severe penalties and other liabilities, which could have a material adverse effect on our business, results of operations and financial condition. In some cases, companies that violate the FCPA may be debarred by the U.S. government and/or lose their U.S. export privileges. As a result, violations of the FCPA or other U.S. or international anti-corruption laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our business, results of operations and financial condition. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, results of operations and financial condition. In addition, the United States or other governments may seek to hold us liable for successor liability FCPA violations or violations of other U.S. or international anti-corruption laws committed by companies in which we invest or that we acquired or will acquire.

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide our services to our clients, and failures of these systems may materially limit our operations.

We are dependent on the proper functioning of our information systems in operating our business. Information systems used in daily operations are critical to our ability to provide our services to clients. Additionally, we rely on our information systems in managing our accounting and financial reporting, and to perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities and disaster recovery plans in place. However, despite any precautions we take, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, system failures, computer viruses and similar events. Disruptions to our information systems caused by any such events could adversely affect our business. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could temporarily impact our ability to service our clients effectively, to identify business opportunities quickly, to maintain billing and clinical records reliably, to bill for services efficiently and to maintain our accounting and financial reporting accurately. Moreover, the materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. Corruption or loss of data may result in the need to repeat a clinical trial at no cost to the client, but at significant cost to us, the termination of a contract or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly in locations where we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Additionally, potential data security breaches by employees and others with or without permitted access to our systems pose a risk that confidential or sensitive data may be exposed to unauthorized persons or to the public. Such breaches could also arise from negligence or fraud on the part of third parties, including cloud providers, who store, transfer or process our data, or from cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. Any security breach or failure of our critical information systems could damage our reputation and cause us to lose clients, which could have a material adverse effect on our business, results of operations and financial condition.

Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks that could have a material adverse effect on our business, results of operations and financial condition.

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

If we lose or fail to attract and retain key employees and management personnel, our business, results of operations and financial condition could be adversely affected.

Our executive officers and other key employees are among our most important assets. An important aspect of our competitiveness is our ability to attract and retain our executive officers and key employees. There is significant and increasing competition for qualified personnel, particularly those with higher educational degrees, such as a medical degree, a Ph.D. or an equivalent degree, or relevant experience, such as clinical research associates. The loss of the services of key personnel and our inability to recruit effective replacements or to otherwise attract, motivate, or retain highly qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in the credit and capital markets and unfavorable general economic conditions could negatively affect our business, results of operations and financial condition.

Disruptions in the credit and capital markets could have negative effects on our business that may be difficult to predict or anticipate, including the ability of our clients, vendors, contractors and financing sources to meet their contractual obligations. Such disruptions, and any inability of our clients, vendors, contractors and financing sources to meet their obligations to us, could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition strategy may present additional risks.

We have historically grown our business both organically and through acquisitions. We have and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	ability to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms;
•

increased risk to our financial position and liquidity through changes to our capital structure and assumption of acquired liabilities, including any indebtedness incurred to finance the acquisitions and related interest expense;

•	diversion of management’s attention from normal daily operations of the business;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare, tax and other regulations;
•	inability to achieve identified operating and financial synergies anticipated to result from an acquisition;
•	ability to integrate acquired operations, products and technologies into our business;
•	difficulties integrating acquired personnel and distinct cultures into our business; and
•	the potential loss of key employees, clients or projects.

If any of these risks were to materialize, it could have a material adverse effect on our business, results of operations and financial condition.

Downgrades of our credit ratings could adversely affect us.

We can be adversely affected by downgrades of our credit ratings because ratings are a factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our clients and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a material adverse effect on our business, results of operations and financial condition.

Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of March 31, 2016, we had $69.4 million in capital lease obligations, primarily related to vehicles used in our selling solutions offering in the United States. Our selling solutions offering may be negatively impacted if we lost the use of vehicles for any period of time.

Exchange rate fluctuations may affect our results of operations and financial condition.

For the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, we derived 22%, 26% and 22%, respectively, of our net revenues from international operations, and the percentage of our revenues attributable to our international operations may increase as our activities in international geographies increase. Because our financial statements are denominated in U.S. Dollars, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Exchange Rate Fluctuations.” Exchange rate fluctuations between local currencies and the U.S. Dollar create risk in several ways, including the following:

•

The revenues and expenses of our foreign operations are generally denominated in local currencies and translated into U.S. Dollars for reporting purposes. In addition, in some cases domestic transactions are denominated in currencies other than U.S. Dollars. Accordingly, exchange rate fluctuations will affect the translation of results from our foreign operations or such transactions into U.S. Dollars for purposes of reporting our consolidated results.

•

Our service contracts may be denominated in a currency other than the currency in which we incur expenses related to such contracts. For example, the majority of our global contracts are denominated in U.S. Dollars or Pound Sterling, while the currency used to fund our operating costs in foreign countries is denominated in various different currencies. Accordingly, exchange rate fluctuations may affect our profitability with respect to such contracts.

•

We typically earn revenues from our service contacts over a period of several months and, in many cases, particularly in our Clinical segment, over several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.

In some cases, as part of our risk management strategies, we may choose to hedge our exposure to foreign currency exchange rate through the utilization of derivative financial instruments. If we misjudge these risks, there could be a material adverse effect on our operating results and financial position. In addition, changes in exchange rates for foreign currencies may reduce international demand for our products, increase our labor or supply costs in international markets, or reduce the U.S. Dollar value of revenues we recognize. These and other economic factors could have an adverse effect on demand for our products and services, and on our business, results of operations and financial condition.

We face risks arising from the restructuring of our operations.

From time to time, we have adopted plans to improve our operating efficiency through various means, such as reduction of overcapacity, elimination of non-billable support roles or other realignment of resources. For example, for the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, we recognized $16.4 million, $17.9 million and $4.1 million, respectively, of restructuring charges. Restructuring presents significant potential risks of events occurring that could adversely affect us, including:

•	actual or perceived disruption of service or reduction in service standards to clients;
•	the failure to preserve relationships with clients, vendors and other important third parties and to resolve conflicts that may arise;
•	loss of sales and revenues as we reduce or eliminate personnel in non-core services;
•	diversion of management attention from ongoing business activities; and
•	the failure to maintain employee morale and retain key employees.

Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business, results of operations and financial condition may be adversely affected.

Additionally, there may be delays in implementing restructuring activities or a failure to achieve the anticipated levels of cost savings and efficiency as a result of the restructuring activities, each of which could materially and adversely impact our business, results of operations and financial condition. Further restructuring or reorganization activities may also be required in the future beyond what is currently planned, which could further enhance the risks associated with these activities.

Our field-based and functional-based offerings could subject us to significant employment liability.

With our field-based and functional-based offerings, our employees may be placed at the physical workplaces of our clients and may have varying levels of client direction in their roles. The risks of this activity include claims of errors and omissions, misuse or misappropriation of client proprietary information, theft of client property and torts or other claims under employment liability, co-employment liability or joint employment liability. We have policies and guidelines in place to reduce our exposure to such risks, but if we fail to follow these policies and guidelines, we may suffer reputational damage, loss of client relationships and business and monetary damages. Any such outcome could have a material adverse effect on our business, results of operations and financial condition.

Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, service mark, trade secret and other intellectual property laws to protect the proprietary aspects of our brands, technology and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining and maintaining other intellectual property rights. We may not be able to obtain or maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage. In addition, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to such information, and could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our services, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary for our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.

Litigation and other intellectual property related proceedings may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our intellectual property and proprietary rights. In addition, a third party may allege that we infringe, misappropriate or otherwise violate its intellectual property. Any future litigation or other proceeding, regardless of outcome, could result in substantial expense and diversion of our resources and management attention, and we may not prevail in any such litigation or proceeding. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The intellectual property of our clients may be damaged, misappropriated, stolen, or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing services to our clients, we may be granted access to and rights to use certain intellectual property of our clients. If such intellectual property is damaged, misappropriated, stolen, or lost, we could suffer, among other consequences:

•	claims under indemnification provisions in client agreements or other liability for damages, which could be substantial;
•	delayed or lost revenues, including due to adverse client reaction;
•	negative publicity; and
•	litigation that could be costly and time consuming.

Any adverse impact attributable to any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition.

We may not properly manage any future expansion or contraction of our business.

Significant expansion or contraction in our business could strain our operational, human and financial resources and facilities. If we fail to properly manage any changes, our expenses might grow more than revenues and our business, results of operations and financial condition might be materially and adversely affected. In order to manage expansion or contraction, we must, among other things:

•	continue to improve our operating, administrative and information systems;
•	continue to enhance our compliance function;
•	accurately predict our future personnel, resource and facility needs to meet our commitments;
•	track the progress of ongoing projects; and
•	attract and retain qualified management as well as scientific, technical and other operating personnel.

Since the purchase of our company by THL in 2010, we have made substantial investments and strategic acquisitions to expand our service offerings and geographic presence. To manage that growth as well as any future growth, we must continue to improve our operating, compliance and administrative systems and attract and retain qualified management, professional, scientific and technical operating personnel. In addition, we have numerous service offerings. If we cannot properly manage these offerings, it may disrupt our operations. The nature and pace of our growth increases risks associated with client dissatisfaction related to, amongst other things, quality control and project delays. We cannot assure you that we will identify and effectively address any potential weaknesses and areas for improvement in our operational, compliance, human and financial resources, policies and procedures that may be required or appropriate as a result of our growth.

We also face additional risks in expanding our international operations to support growth. Specifically, we might find it difficult to:

•	assimilate differences in international business practices and regulations;
•	properly integrate systems and operating procedures;
•	hire and retain qualified personnel; and
•	overcome language and cultural barriers.

International growth of our business may require additional investment in resources to ensure compliance with applicable laws and regulatory requirements. Significant additional spending on compliance resources could adversely affect our margins.

Our inability to effectively manage growth, and to effectively maintain and enhance our operating, compliance and administrative systems in connection with our growth, could have a material adverse effect on our business, results of operations and financial condition.

Tax matters could materially adversely affect our operating results and financial condition.

We operate worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax-efficient manner, taking account of the jurisdictions in which we operate. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we are subject to recurring examination of our income tax returns by the U.S. Internal Revenue Service (the “IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from these examinations may have a material adverse effect on our provision for income taxes and tax liability.

Our effective income tax rate may fluctuate, which may adversely affect our results of operations, net income and earnings per share.

Our effective income tax rate is influenced by our profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our net income and earnings per share. Factors that may affect our effective income tax rate include, but are not limited to:

•	the incurrence of pre-tax losses in jurisdictions where no income tax benefit can be recognized;
•	the repatriation of foreign earnings to the United States or the recognition of a tax provision against expected future repatriation;
•	changes in tax laws in various taxing jurisdictions;

•	changes in our capital structure;
•	audits by taxing authorities;
•	the establishment of or increase in valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized; and
•

the reversal of existing valuation allowances when we conclude that existing valuation allowances are not required may benefit our effective tax rate in the period of reversal, but may lead to higher effective tax rates in future periods as earnings will be subject to full tax provisions rather than an offset against the valuation allowance.

These changes may cause fluctuations in our effective income tax rate that could have a material adverse effect on our results of operations and cause fluctuations in our net income and earnings per share, on both an annual and quarterly basis.

Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.

As of March 31, 2016, we had goodwill and net intangible assets of $1,222.7 million, which constituted approximately 57.5% of our total assets at the end of this period. We assess the realizability of our indefinite-lived intangible assets and goodwill annually and conduct an interim evaluation whenever events or changes in circumstances, such as operating losses or a significant decline in earnings associated with the acquired business or asset, indicate that these assets may be impaired. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. As of March 31, 2016, there was approximately $135.7 million of goodwill associated with five reporting units for which the fair value of those reporting units does not significantly exceed the respective carrying values as of the last annual impairment assessment. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our results of operations and financial condition.

Any future litigation against us could be costly and time-consuming to defend.

We may, from time to time, become subject to legal proceedings, claims or investigations that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. For example, we may be subject to legal proceedings, claims and investigations if we fail to perform our services in accordance with applicable contractual requirements, regulatory standards and ethical considerations. Additionally, our selling solutions personnel utilize company automobiles in the performance of their duties, and we may be subject to legal proceedings and claims resulting from such use. While we do not believe that the resolution of any currently pending lawsuits against us will, individually or in the aggregate, be material to our business, we can provide no assurance as to the outcome of such lawsuits. Accordingly, any such lawsuits, as well as any legal proceedings or claims to which we subsequently become a party or any investigations to which we subsequently become subject, could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Although we attempt to negotiate indemnification agreements with our clients, subcontractors and other vendors, we may not have the benefit of any such indemnification agreement for certain claims and liabilities. In addition, even if such an indemnification agreement does exist, any legal proceedings, claims or investigations could result in potential liability for us if the claim is outside the scope of the relevant indemnification agreement, if the relevant client, subcontractor or vendor does not abide by the relevant indemnification agreement as required, or if the liability exceeds the amount of any applicable indemnification limits. In addition, although we maintain the types and amounts of insurance we view as customary in the industries and countries in which we operate, such insurance might not cover any such claims or liabilities, might not provide sufficient payments to cover all of the costs to resolve one or more such claims, or might not continue to be available on terms acceptable to us. Claims or liabilities that are uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties for important products and services.

We depend on certain third parties to provide us with products and services critical to our business. Such third parties include software providers, CRO subcontractors and providers of information technology infrastructure. The failure of any of these third parties to adequately provide the required products or services, or to do so in compliance with applicable contractual and regulatory requirements, could have a material adverse effect on our business, results of operations and financial condition.

We are subject to a variety of environmental, health and safety laws and regulations, and we are subject to risks and requirements relating to our use of regulated materials, including biomedical waste and other hazardous materials.

We handle biomedical waste, hazardous materials, chemicals and various radioactive compounds. We are subject to a variety of federal, state, local, foreign and provincial environmental laws and regulations governing, among other matters, the use, management, storage, handling, release and disposal of these materials and wastes, and worker health and safety. Failure to comply with such laws and regulations, which tend to become more stringent over time, could result in, among other sanctions, fines or penalties, obligations to investigate or remediate contamination, or claims for property damage or personal injury. We cannot eliminate the risk of accidental contamination or injury from these materials. In such event, we could be held liable for any resulting damages and incur liabilities which may have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new laws and regulations arising out of future legislative, administrative or judicial actions.

We have a history of net losses and may not achieve or sustain profitability in the future.

We incurred losses from continuing operations of $(150.6) million, $(180.6) million and $(18.6) million for the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, respectively. We may not achieve profitability in the foreseeable future, if at all. Although our net revenues have increased in recent periods, we may not be able to sustain this growth. In addition, our expenses have generally increased with our growth in net revenues. If we are unable to grow our net revenues at a faster rate than our operating costs, our operating margins will be adversely affected.

Risks Related to Our Industry

Declines in outsourcing expenditures for clinical development and commercialization services by companies in the biopharmaceutical industry could adversely affect our business, results of operations and financial condition.

Our revenues are highly dependent on expenditures by companies in the biopharmaceutical industry for outsourced clinical development and commercialization services. If aggregate demand for these services declines, or if demand for these services fails to grow at projected rates, our business, results of operations and financial condition could be materially and adversely affected. Accordingly, economic factors and industry trends in the biopharmaceutical industry affect our business. In addition, the following factors, among others, could cause demand for our services to decline:

•	the ability and willingness of companies in the biopharmaceutical industry to spend on R&D and commercialization;
•	the ability of biopharmaceutical companies to raise capital to fund their R&D and commercialization projects;

•

governmental reform or private market initiatives intended to reduce the cost of biopharmaceutical products, or governmental, medical association or biopharmaceutical industry initiatives designed to regulate the manner in which biopharmaceutical companies promote their products;

•

further consolidation in the biopharmaceutical industry, which could negatively affect certain of our service offerings by reducing overall outsourced expenditures if we are unsuccessful in winning business from the consolidated entity, or could result in the delay or cancellation of existing projects, cause reductions in overall outsourcing expenditures, or lead to increased pricing pressures; and

•

companies electing to perform clinical development and commercialization services we provide internally based on industry or company-specific factors, such as the rate of new product development, the number of professionals employed internally in relation to demand for or the need to promote new and existing products or develop new products.

Actions by government regulators or clients to limit a prescription’s scope or withdraw an approved product from the market could adversely affect our business, results of operations and financial condition.

Government regulators have the authority, after approving a biopharmaceutical product, to limit its scope of prescription or withdraw it from the market completely based on safety concerns. Similarly, clients may act to voluntarily limit the scope of prescription of biopharmaceutical products or withdraw them from the market. In the past, we have provided services with respect to products that have been limited and/or withdrawn. If we are providing services to clients for products that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such products, which would prevent us from earning the full amount of revenues anticipated under the related contracts with negative impacts to our business, results of operations and financial condition.

Recent and future health care reform initiatives or changes in the reimbursement policies of third party payers may negatively impact our business, results of operations and financial condition.

The U.S. Congress continues to consider healthcare reform legislation and impose healthcare industry cost containment measures, which may significantly impact the biopharmaceutical industry. In addition, numerous foreign and domestic governmental bodies are considering or have adopted various healthcare reforms and may undertake, or are in the process of undertaking, efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and biopharmaceutical companies. We are uncertain as to the effects of these recent reforms on our business and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost containment efforts limit the profitability of new biopharmaceutical products, our clients may reduce their R&D spending or commercialization expenditures, which could reduce the business they outsource to us.

For example, most of our net revenues are generated from clients whose businesses are involved in the development, manufacture and commercialization of biopharmaceutical products. Sales of biopharmaceutical products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payers’ reimbursement policies may reduce reimbursement for biopharmaceutical products and adversely affect demand for our services, resulting in a material adverse effect on our business, results of operations and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”) introduces an extensive set of new laws to the health care industry. Among other things, this law imposes cost-containment measures intended to reduce or constrain the growth of healthcare spending, enhances remedies against healthcare fraud and abuse, adds new requirements for biopharmaceutical companies to disclose payments to physicians, including principal investigators, imposes new taxes and fees on biopharmaceutical companies and imposes additional health policy reforms. Accordingly, while the Affordable Care Act will likely increase the number of patients who have insurance coverage for biopharmaceutical products, it also made changes that adversely affect our clients’ businesses and therefore, our business, including increasing rebates required from biopharmaceutical companies whose products are covered by state Medicaid programs, requiring discounts for biopharmaceutical products that are covered by Medicare Part D and imposing new fees on manufacturers of branded biopharmaceuticals. In addition, regulations promulgated pursuant to the Affordable Care Act or new laws may create risks of liability or otherwise increase our costs.

Managed care organizations continue to seek price discounts and to impose restrictions on the coverage of particular biopharmaceutical products. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for biopharmaceutical products. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Foreign and domestic governmental bodies may also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, (i) product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for biopharmaceutical products, (ii) additional legislative initiatives or laws could limit biopharmaceutical sales and marketing practices and (iii) new or heightened regulatory and licensing requirements may increase our expenses or limit or delay our ability to offer some of our services. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our clients to conduct clinical trials. Any of these factors which could reduce the need for our services, which could have a material adverse effect on our business, results of operations and financial condition.

We operate in highly competitive industries and may face price pressure or other conditions that could adversely affect our business, results of operations and financial condition.

Our business is dependent on our ability to grow our existing client relationships, obtain new clients and cross-sell our services, as well as our ability to maintain existing client contracts for clinical development and commercial services. The biopharmaceutical industry is fragmented and highly competitive. We often compete for business with both large and smaller specialty CROs, large global communications holding companies and smaller specialized communications agencies. Our largest competitors are the internal R&D departments and sales and marketing organizations within our clients and potential clients, many of which could be considered large services companies in their own right. Some of these competitors have greater financial resources and a wider range of services relative to our competitive offering over a greater geographic area than we do. In addition, the biopharmaceutical industry has experienced consolidation in recent years and may continue to experience further consolidation, which is likely to produce more competition from the resulting larger companies. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our business, results of operations and financial condition. Increased competition among biopharmaceutical companies as a result of patent expirations, further consolidation in the biopharmaceutical industry, market acceptance of generic biopharmaceutical products and efforts by governmental agencies and privately managed care organizations to reduce healthcare costs have also added to pricing pressures.

Biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs with favorable pricing terms. Competition for these collaborations is intense and we might not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In the event that we enter into long-term strategic collaborations with clients, we may experience pricing pressure on the services we sell to those clients. Our failure to develop or maintain these types of relationships and the pricing pressure resulting from these relationships could have a material adverse effect on our business, results of operations and financial condition.

Additionally, purchasing power within our clients is increasingly shifting from decision makers within business units to a centralized procurement function. This shift is increasing the negotiating leverage of many of our clients and, as a result, limits our ability to negotiate agreements with favorable terms. This in turn creates pricing pressure and may reduce our net revenues and operating margins, which could have a material adverse effect on our business, results of operations and financial condition.

Our clients face intense competition from lower cost generic products and other competing products, which may lower the amount that they spend on our services and could have a material adverse effect on our business, results of operations and financial condition.

Our clients face increasing competition from competing products and, in particular, from lower cost generic products, which in turn may affect their ability to pursue clinical development and commercialization activities. In the United States, the European Union (“EU”) and Japan, political pressure to reduce spending on prescription products has led to legislation and other measures which encourage the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic products. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our clients’ sales of that product and their overall profitability. Availability of generic substitutes for our clients’ products or other competing products may cause them to lose market share and, as a result, may adversely affect their results of operations and cash flow, which in turn may mean that they would not have adequate capital to purchase our services. If competition from generic or other products impacts our clients’ finances such that they decide to curtail our services, our net revenues may decline and this could have a material adverse effect on our business, results of operations and financial condition.

If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.

We have contractual relationships with biopharmaceutical companies to perform a wide range of services to assist them in bringing new products to market. The process of bringing a new product to market is time-consuming and expensive. Our services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to regulatory requirements, such as regulatory requirements of the U.S. Food and Drug Administration (“FDA”) and current good clinical practice (“GCP”), good laboratory practice (“GLP”) and good manufacturing practice (“GMP”) requirements. If we do not perform our services to contractual requirements, regulatory standards or ethical considerations, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis or electronic data capture and related services do not conform to contractual or regulatory standards, trial participants or trial results could be affected. As a result, regulatory agencies may take action against us or our clients. Such regulatory actions may include sanctions (such as injunctions or failure of such regulatory authorities to grant marketing approval of products), imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Additionally, actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause clients not to award us future contracts or to cancel existing contracts. Clients may also bring claims against us, including claims for breach of contractual obligations to comply with regulatory requirements, which could result in substantial costs and divert management’s attention and resources, and we may also be required to bear the cost of any additional work required to address any such regulatory actions. For example, we are currently party to an arbitration in which a former client has alleged breach of contract, fraud in the inducement and common law fraud in connection with services we performed with respect to a Phase III clinical trial of on its investigational drug.

We also contract with physicians to serve as investigators in conducting clinical trials, and in some cases we enter into sub-contracting arrangements pursuant to which our sub-contractors agree to contract with physicians to serve as investigators. Such studies create risk of liability for personal injury to, or death of, clinical trial participants, particularly to clinical trial participants with life-threatening illnesses, resulting from adverse reactions to the products administered during testing. If the investigators commit errors or make omissions during a clinical trial that result in harm to clinical trial patients or after a clinical trial to a patient using the product after it has received regulatory approval, claims for personal injury or products liability damages may result. Additionally, if the investigators engage in fraudulent behavior, clinical trial data may be compromised, which may require us to repeat the clinical trial. In addition, it is possible third parties could claim that we should be held liable for losses arising from any fraudulent behavior, professional malpractice or error of the investigators or sub-contractors with whom we contract, or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third-party investigators, and we would vigorously defend any such claims. However, such claims may still be brought against us, and it is possible we could be found liable for these types of losses, which could have a material adverse effect on our business, results of operations and financial condition.

Further, when we commercialize biopharmaceutical products under contract for our clients, we could suffer liability for harm allegedly caused by those products, either as a result of a lawsuit to which we are joined, a lawsuit naming us, or an action launched by a regulatory body. Any such liability could be significant, and could have a material adverse effect on our business, results of operations, financial condition and reputation. Furthermore, negative publicity associated with harm caused by products we helped to market could have a material adverse effect on our business and reputation.

Further, regulation and ethical standards applicable to our business directly or indirectly through agreements with our clients is subject to continuing evolution and change. We may also become subject to new or additional regulatory or ethical requirements as we enter new markets or expand our service offerings. For example, we opened our first Phase I clinic in the United States in January 2016 and, as a result, a portion of our early stage services are now subject to the U.S. regulatory framework. Failure to comply with such laws, regulations and ethical standards, or significant changes in laws or regulations and ethical standards affecting our clients or the services we provide, could result in the imposition of additional restrictions, create additional costs to us or otherwise negatively impact our business operations.

Our services are subject to evolving industry standards and rapid technological changes. If we do not keep pace with rapid technological changes, our services may become less competitive or obsolete, which could have a material adverse effect on our business, results of operations and financial condition.

The markets for our services are characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. To succeed, we must continue to enhance our existing services, introduce new services on a timely and cost-effective basis to meet evolving client requirements, integrate new services with existing services, achieve market acceptance for new services, and respond to emerging industry standards and other technological changes.

Moreover, the introduction of new services embodying new technologies and the emergence of new industry standards could render existing services obsolete or less attractive. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. If we fail to meet marketplace needs, or if other companies introduce superior products or services, our competitive position would be harmed, which could reduce demand for our services and could have a material adverse effect on our business, results of operations and financial condition.

The industry in which we operate is subject to a high degree of government regulation. If we fail to comply with applicable laws and regulations, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

The biopharmaceutical industry in which we operate is subject to a high degree of governmental regulation, at the federal, state and international levels, and our clients are subject to extensive government regulation. Generally, compliance with these laws and regulations is the responsibility of those clients. However, several of our service offerings are themselves subject to the direct effect of government regulation in several areas, including biopharmaceutical, biotechnology and medical device promotions, sales and development regulations, information security and privacy laws and healthcare fraud and abuse laws and resolutions. For example, we must adhere to regulatory requirements, such as regulatory requirements of the FDA and GCP, GLP and GMP requirements. Our selling solutions offering subjects us to federal and state laws pertaining to healthcare fraud and abuse, as well as similar laws in other jurisdictions in which we operate, which have been used to sanction entities for engaging in the off-label promotion and marketing of pharmaceutical products. In particular, the FDA’s regulations against off-label promotion require sales representatives to restrict promotion of the approved product they are detailing to the approved labeling for the product. Our selling solutions offering also must comply with the federal anti-kickback statute, which imposes both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease or order (or arrange for or recommend the purchase, lease or order of) any item or service for which payment may be made by Medicare, as well as similar laws in other jurisdictions in which we operate. In addition, even though we do not and will not order healthcare services or bill directly to Medicare, Medicaid or other third party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business.

If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us for failure to comply with applicable regulations governing clinical trials or commercialization practices, and we could be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Such actions may include sanctions, such as injunctions or failure of such regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. In addition, we may be liable under certain of our client contracts for the violation of government laws and regulations by our clients to the extent those violations result from, or relate to, the services we have performed for such clients. Further, regulation applicable to our business directly or indirectly through agreements with our clients is subject to continuing evolution and change. We may also become subject to new or additional regulatory or ethical requirements as we enter new markets or expand our service offerings. For example, we opened our first Phase I clinic in the United States in January 2016 and, as a result, a portion of our early stage services are now subject to the U.S. regulatory framework. Failure to comply with such laws and regulations or significant changes in laws or regulations affecting our clients or the services we provide could result in the imposition of additional restrictions, require us to curtail or restructure our operations, subject us to penalties, damages or fines, create additional costs to us or otherwise negatively impact our business operations, any of which could have a material adverse effect on our business, results of operations and financial condition. The growth of our business, particularly in new geographies, may require additional investment in compliance resources to ensure compliance with applicable laws and regulatory requirements, which could adversely affect our operating margins.

Circumstances beyond our control could cause the CRO industry to suffer reputational or other harm that could result in an industry-wide reduction in demand for CRO services, which could harm our business.

Demand for our services may be affected by perceptions of our clients regarding the CRO industry as a whole. For example, other CROs could engage in conduct that could render our clients less willing to do business with CROs generally, including with us. Although to date no event has occurred causing material industry-wide reputational harm, one or more CROs could engage in or fail to detect malfeasance, such as inadequately monitoring sites, producing inaccurate databases or analysis, falsifying patient records, performing incomplete lab work, or taking other actions that would reduce the confidence of our clients in the CRO industry. As a result, the willingness of biopharmaceutical companies to outsource clinical development to CROs could diminish, and our business, results of operations and financial condition could be materially harmed.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

Our services depend upon continued access to and receipt of data from internal and external sources, including clinical trial data and other data received from clients and strategic partners, and on our ability to utilize such data in our business. For example, some of the services provided within our medication adherence offering involve access to Protected Health Information (“PHI”) and communications (such as refill reminders) with federal health care program beneficiaries and other direct consumers of health care products and services.

The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and as amended in 2014 by the Health Information Technology for Economic and Clinical Health Act, require individuals’ written authorization, in addition to any required informed consent, before PHI may be used for research. Such regulations specify standards for de-identifications and for limited data sets. We are both directly and indirectly affected by the privacy provisions surrounding individual authorizations because many investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA “covered entity” and (although we generally do not obtain PHI from investigators) we could be exposed to PHI. We also may obtain PHI from other third parties that are subject to such regulations. As there are some instances where we are a HIPAA “business associate” of a “covered entity,” we can also be directly liable for mishandling PHI. Under HIPAA’s enforcement scheme, we can be subject to up to $1.5 million in annual civil penalties for each HIPAA violation.

In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Canada, Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy complaints, could subject us to regulatory sanctions, criminal prosecution or civil liability, any of which could have a material adverse effect on our business, results of operations and financial condition.

Federal, state and foreign governments are contemplating or have proposed or adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as PHI and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. The uncertainty of the regulatory environment is increased by the fact that we generate and receive data from many sources. As a result, there are many ways governments might attempt to regulate our use of this data. Any such restriction could have a material adverse effect on our business, results of operations and financial condition. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm, any of which could have a material adverse effect on our business, results of operations and financial condition. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 4% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness and this substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of March 31, 2016, we had total indebtedness outstanding of $2,227.3 million ($2,187.9 million net of discounts and deferred financing costs), and $146.1 million of additional borrowings available under our credit facilities. Substantially all of our outstanding indebtedness will become due and payable in 2018. Our net interest expense was $55.9 million and $56.5 million for the three months ended March 31, 2016 and 2015, respectively. Our substantial indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development and other purposes;

•

increase our vulnerability to adverse general economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors, many of which have less indebtedness than us on a relative basis;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;
•

prevent us from raising the funds necessary to repurchase all the Senior Unsecured Notes, the Senior Secured Notes or the Junior Lien Secured Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indentures governing our Senior Unsecured Notes, Senior Secured Notes or Junior Lien Secured Notes, respectively; and

•	limit our ability to redeem, repurchase, defease or otherwise acquire or retire for value any subordinated indebtedness we may incur.

Restrictions imposed by our debt instruments may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of our debt instruments restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, as well as inVentiv Health Clinical UK Limited (“inVentiv UK”) and its subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness;
•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, as applicable;
•	make investments, loans, advances and acquisitions;
•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries or subsidiaries, as the case may be;
•	engage in transactions with our affiliates;
•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;
•

enter into additional capital leases, our primary means of procuring vehicles for our selling solutions offering, which could cause us to consider alternatives such as the purchase of vehicles or operating leases which may not be on terms as favorable as capital leases; and

•	create liens.

In addition, the asset-based revolving credit facility for up to $150.0 million entered into by us on August 16, 2013 (the “ABL Facility”) and the asset-based lending facility for up to $20.0 million entered into by inVentiv UK (the “International Facility”) require us and inVentiv UK, respectively, as well as our and its respective subsidiaries, to, under certain circumstances, comply with a fixed charge coverage ratio and certain cash management restrictions. Our ability to comply with these restrictions can be affected by events beyond our control, and we may not be able to maintain compliance with them. A breach of any of these covenants would be an event of default.

In the event of a default under any of our debt instruments, the lenders or noteholders, as applicable, could elect to declare all amounts outstanding under such debt instruments, to be immediately due and payable or in the case of our Senior Secured Credit Facilities, ABL Facility or International Facility, may terminate their commitments to lend additional money. If the indebtedness under any of our debt instruments were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In addition, our Senior Secured Credit Facilities, ABL Facility, Senior Secured Notes and Junior Lien Secured Notes are secured by security interests on substantially all of our and our domestic subsidiaries’ assets. If an event of default occurs under our debt instruments, the lenders or noteholders, as applicable, could exercise their rights under the related security documents, and an event of default may be triggered under our other debt instruments. Any acceleration of amounts due under our debt instruments or the substantial exercise by the lenders or noteholders, as applicable, of their rights under the security documents, would have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of March 31, 2016, we had total indebtedness outstanding of $2,227.3 million ($2,187.9 million net of discounts and deferred financing costs), substantially all of which will become due and payable in 2018. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness when due. In particular, we had substantial deficiencies of earnings to cover fixed charges of approximately $10.9 million, and $39.0 million for the three months ended March 31, 2016 and 2015, respectively. Our ability to make scheduled payments on our debt obligations, including our ability to repay substantially all of our outstanding indebtedness in 2018, depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would result in a default under our debt instruments and would allow the lenders under our Senior Secured Credit Facilities, ABL Facility and International Facility to terminate their commitments to lend additional money or foreclose against the assets, if any, securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, any failure to make payments on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Secured Credit Facilities, the ABL Facility, the International Facility and the indentures governing the Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Despite our level of indebtedness, we, including our subsidiaries, have the ability to incur substantially more indebtedness, including senior secured indebtedness. Incurring such indebtedness could further exacerbate the risks to our financial condition.

Subject to the restrictions in our Senior Secured Credit Facilities, ABL Facility, International Facility and the indentures governing the Senior Unsecured Notes, Senior Secured Notes and Junior Lien Secured Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of March 31, 2016, we had:

•	subject to certain conditions, the option to increase the amounts borrowed under our Senior Secured Credit Facilities by up to $300.0 million, which, if borrowed, would be senior secured indebtedness;
•

the capacity to borrow up to $150.0 million (less $18.8 million of letters of credit outstanding) under our ABL Facility, subject to certain limitations, which, if borrowed, would be senior secured indebtedness;

•	the capacity to borrow up to $14.9 million (no letters of credit outstanding) under our International Facility, subject to certain limitations; and
•	the ability to make interest payments in kind under the Indenture governing our Junior Lien Secured Notes, subject to certain limitations.

Although the terms of our Senior Secured Credit Facilities, the ABL Facility, the International Facility and the indentures governing our Senior Secured Notes, the Junior Lien Secured Notes and the Senior Unsecured Notes contain restrictions on the incurrence of additional indebtedness by us, including our subsidiaries, inVentiv UK and certain of its subsidiaries, as applicable, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. For example, the indentures governing our Senior Secured Notes, Junior Lien Secured Notes and the Senior Unsecured Notes allow us to classify and then reclassify subsequently incurred senior secured and senior unsecured debt among the various baskets and ratio-based incurrence tests contained in those indentures. We utilized this flexibility in connection with prior financings and reclassified borrowings under our Senior Secured Credit Facilities from a specific “credit facility” basket to ratio-based secured debt, thereby creating capacity for us to incur additional “credit facility” senior secured debt in the future (and we subsequently utilized a portion of that capacity to incur incremental indebtedness under the Senior Secured Credit Facilities). If we and our subsidiaries incur significant additional indebtedness, the related risks to our financial condition could increase.

Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of our outstanding indebtedness limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain important qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Interest rate fluctuations may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Indebtedness under our Senior Secured Credit Facilities, ABL Facility and International Facility bears interest at variable rates. Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, results of operations, financial condition and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. As of March 31, 2016, we had approximately $575.3 million of indebtedness under our Senior Secured Credit Facilities with variable interest rates, and no amounts outstanding under our ABL Facility or International Facility. A change of 0.125% in floating rates above the 1.5% LIBOR floor used to calculate the interest rate under our Senior Secured Credit Facilities would increase our estimated annual interest expense on the borrowings under our Senior Secured Credit Facilities by $0.7 million.

We are controlled by THL, whose interests may differ from those of our bondholders.

          We are controlled by THL. As a result of this ownership, THL will has effective control over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, the adoption of amendments to our charter and bylaws and other significant corporate transactions. THL can also cause those of its affiliates that own interests in us to take actions that have the effect of delaying or preventing transactions which might be favorable to holders of our debt interests.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on May 13, 2016.

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