Form 10-Q
period 2016-06-30
INVENTIV HEALTH INC
filed 2016-08-01
CIK 1089473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Number of shares of the registrant's Common Stock outstanding at July 29, 2016: 1,000

!

INVENTIV HEALTH, INC.

FORM 10-Q

PART I.    Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$95,877	$121,317
Restricted cash	1,790	1,607
Accounts receivable, net of allowances for doubtful accounts of $5,937 and $5,395 at June 30, 2016 and December 31, 2015, respectively	377,469	359,081
Unbilled services	244,071	207,465
Prepaid expenses and other current assets	43,279	42,930
Income tax receivable	1,411	1,076
Total current assets	763,897	733,476
Property and equipment, net	138,345	142,032
Goodwill	897,441	895,369
Intangible assets, net	317,131	334,646
Non-current deferred tax assets	10,341	10,032
Other assets	39,895	37,134
Total assets	$2,167,050	$2,152,689
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$24,712	$23,333
Accrued payroll, accounts payable and accrued expenses	354,397	333,726
Income taxes payable	5,600	5,484
Deferred revenue and client advances	237,133	246,656
Total current liabilities	621,842	609,199
Capital lease obligations, net of current portion	47,151	45,258
Long-term debt, net of current portion	2,121,561	2,101,885
Non-current income tax liability	7,570	5,942
Deferred tax liability	79,931	73,360
Other non-current liabilities	80,341	88,153
Total liabilities	2,958,396	2,923,797
Commitments and contingencies (Note 7)
inVentiv Health, Inc. stockholder’s deficit:
Common stock, $.01 par value, 1,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Due from parent	(3,362)	—
Additional paid-in-capital	576,741	573,739
Accumulated deficit	(1,332,687)	(1,309,136)
Accumulated other comprehensive loss	(33,481)	(37,340)
Total inVentiv Health, Inc. stockholder’s deficit	(792,788)	(772,736)
Noncontrolling interest	1,442	1,628
Total stockholder’s deficit	(791,346)	(771,108)
Total liabilities and stockholder’s deficit	$2,167,050	$2,152,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$561,022	$489,417	$1,102,318	$940,394
Reimbursed out-of-pocket expenses	82,824	83,077	173,807	150,400
Total revenues	643,846	572,494	1,276,125	1,090,794
Operating expenses:
Cost of revenues	389,735	326,230	762,111	626,735
Reimbursable out-of-pocket expenses	82,824	83,077	173,807	150,400
Selling, general and administrative expenses	117,956	133,555	241,712	266,469
Total operating expenses	590,515	542,862	1,177,630	1,043,604
Operating income (loss)	53,331	29,632	98,495	47,190
Gain on extinguishment of debt	—	—	221	—
Interest expense	(54,621)	(57,126)	(110,538)	(113,605)
Interest income	208	6	272	22
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(1,082)	(27,488)	(11,550)	(66,393)
Income tax (provision) benefit	(3,305)	(2,738)	(11,481)	(7,266)
Income (loss) before income (loss) from equity investments	(4,387)	(30,226)	(23,031)	(73,659)
Income (loss) from equity investments	4	238	9	(1,291)
Net income (loss)	(4,383)	(29,988)	(23,022)	(74,950)
Less: Net (income) loss attributable to the noncontrolling interest	(91)	(243)	(529)	(366)
Net income (loss) attributable to inVentiv Health, Inc.	$(4,474)	$(30,231)	$(23,551)	$(75,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,383)	$(29,988)	$(23,022)	$(74,950)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,560)	4,218	3,859	(1,227)
Total other comprehensive income (loss)	(1,560)	4,218	3,859	(1,227)
Total comprehensive income (loss)	(5,943)	(25,770)	(19,163)	(76,177)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(91)	(243)	(529)	(366)
Comprehensive income (loss) attributable to inVentiv Health, Inc.	$(6,034)	$(26,013)	$(19,692)	$(76,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

(in thousands)

(unaudited)

				Additional		Accumulated Other	Non-
			Due from	Paid-In	Accumulated	Comprehensive	controlling
	Shares	Common Stock	Parent	Capital	Deficit	Loss	Interest	Total
Balance at December 31, 2015	1	$1	$—	$573,739	$(1,309,136)	$(37,340)	$1,628	$(771,108)
Net loss	—	—	—	—	(23,551)	—	529	(23,022)
Increase in amounts due from parent	—	—	(3,362)	—	—	—	—	(3,362)
Foreign currency translation adjustment	—	—	—	—		3,859	—	3,859
Exercise of stock options	—	—	—	25	—	—	—	25
Stock-based compensation expense	—	—	—	2,977	—	—	—	2,977
Distributions to noncontrolling interest	—	—	—	—	—	—	(715)	(715)
Balance at June 30, 2016	1	$1	$(3,362)	$576,741	$(1,332,687)	$(33,481)	$1,442	$(791,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(23,022)	$(74,950)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation	27,721	22,650
Amortization of intangible assets	18,243	26,261
Amortization of deferred financing costs and original issue discount/premium	9,469	9,475
Payment-in-kind interest	8,025	31,800
(Gain) loss on disposal of assets	1,354	589
Stock-based compensation expense	2,977	515
Gain on extinguishment of debt	(221)	—
Deferred taxes	6,569	5,183
Other non-cash adjustments	(886)	2,236
Changes in assets and liabilities, net
Accounts receivable, net	(19,603)	(12,462)
Unbilled services	(37,496)	(27,859)
Prepaid expenses and other current assets	1,073	(1,661)
Accrued payroll, accounts payable and accrued expenses	22,842	6,886
Income tax receivable and non-current income tax liability	1,054	429
Deferred revenue and client advances	5,400	36,276
Other, net	1,783	(561)
Net cash provided by (used in) operating activities	25,282	24,807
Cash flows from investing activities:
Purchases of property and equipment	(12,617)	(19,808)
Proceeds from vehicle sales and rebates on vehicle leases	8,320	6,826
Other, net	(248)	(32)
Net cash provided by (used in) investing activities	(4,545)	(13,014)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(20,312)	(14,943)
Repurchase of Notes	(22,790)	—
Borrowings under line of credit	—	153,000
Repayment on line of credit	—	(153,000)
Payment on installment note and contingent consideration related to acquisition	(2,322)	(2,082)
Payments to parent	(173)	—
Other, net	(226)	(470)
Net cash provided by (used in) financing activities	(45,823)	(17,495)
Effects of foreign currency exchange rate changes on cash	(354)	238
Net increase (decrease) in cash and cash equivalents	(25,440)	(5,464)
Cash and cash equivalents, beginning of period	121,317	57,059
Cash and cash equivalents, end of period	$95,877	$51,595
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,563	$72,440
Cash paid (refund) for income taxes	4,090	1,502
Supplemental disclosure of non-cash activities:
Vehicles acquired through capital lease agreements	23,108	17,617
Accrued capital expenditures	926	3,340
Expenses to be paid on behalf of parent included in accrued payroll, accounts payable and accrued expenses	3,189	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVENTIV HEALTH, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization and Business

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

The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the 2015 audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 dated March 18, 2016 on file with the Securities and Exchange Commission (the “SEC”).  The results reported in these condensed consolidated financial statements should not necessarily be viewed as indicative of the results that may be expected for the entire year. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Reclassifications

In the Company’s 2015 consolidated financial statements, the Company reclassified certain costs from selling, general and administrative (“SG&A”) expenses to cost of revenues to conform to the presentation adopted for 2016. The revised classification aligns all personnel and related costs associated with service delivery within cost of revenues, along with the associated information technology costs supporting these processes.  These changes better harmonize the accounting policies of the group, and are consistent with how management is assessing performance and managing costs. As a result of the revision in the classification of the costs, the previously reported SG&A was reduced by $7.9 million and $17.2 million, respectively, for the three and six months ended June 30, 2015, and cost of revenues has increased by a corresponding amount.  The reclassification had no impact on our consolidated financial position, net operating results included in our statements of operations or cash flows. The Company also aggregated the presentation of certain line items in the consolidated statement of cash flows for the six months ended June 30, 2015 to conform to the current year presentation.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition (“ASU 2014-09”).  ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance.  In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. In May 2016, the FASB issued ASU 2016-12 which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The Company is currently evaluating the impact of adopting the new revenue recognition standard on the Company’s consolidated financial position and results of operations.

4.	Goodwill

The following table sets forth the carrying amount of goodwill for each segment as of June 30, 2016 and December 31, 2015 (in thousands):

	Clinical	Commercial	Total
Net goodwill at December 31, 2015	$382,215	$513,154	$895,369
Foreign currency translation	(40)	2,112	2,072
Net goodwill at June 30, 2016	$382,175	$515,266	$897,441

As of June 30, 2016 and December 31, 2015, the Company had accumulated goodwill impairment losses of $478.3 million.

5.	Intangible Assets

The following table sets forth the carrying amount of the Company’s intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Customer relationships	$366,268	$(164,093)	$202,175	$365,777	$(148,679)	$217,098
Technology	27,214	(26,559)	655	27,003	(26,206)	797
Tradenames subject to amortization	18,310	(16,894)	1,416	18,293	(16,657)	1,636
Backlog	95,050	(92,144)	2,906	95,014	(89,427)	5,587
Other	1,020	(645)	375	1,020	(585)	435
Total finite-lived intangible assets	507,862	(300,335)	207,527	507,107	(281,554)	225,553
Tradenames not subject to amortization	109,604	—	109,604	109,093	—	109,093
Total intangible assets	$617,466	$(300,335)	$317,131	$616,200	$(281,554)	$334,646

6.	Debt

The Company’s indebtedness is summarized as follows (in thousands):

	June 30,	December 31,
	2016	2015
Senior Secured Credit Facilities:
Term Loan Facility B3 loans, due 2018	$129,645	$129,645
Term Loan Facility B4 loans, due 2018	445,694	445,694
Senior Secured Notes, due 2018	625,000	625,000
ABL Facility	—	—
Junior Lien Secured Notes, due 2018	579,837	569,691
Senior Unsecured Notes, due 2018	376,316	376,316
International Facility	—	—
Capital leases and other financing arrangements	71,863	68,591
Total borrowings	2,228,355	2,214,937
Less: unamortized premium (discount)	(7,174)	(9,030)
Less: unamortized deferred financing costs	(27,757)	(35,431)
Less: current portion of capital leases and other financing arrangements	(24,712)	(23,333)
Total long-term borrowings, net of current portion	$2,168,712	$2,147,143

At June 30, 2016, the Company had $575.3 million outstanding under the Senior Secured Credit Facilities, which consisted of $129.6 million under the B3 term loans and $445.7 million under the B4 term loans.  The Company had $625.0 million outstanding under the Senior Secured Notes, and there were no outstanding borrowings under the ABL Facility (as defined below).  The Company also had $579.8 million outstanding under the Junior Lien Secured Notes (as defined below), and $376.3 million outstanding under the Senior Unsecured Notes.  In addition, the Company had capitalized leases and other financing arrangements of $71.9 million outstanding as of June 30, 2016.

On July 1, 2015 one of the Company’s indirect subsidiaries in the United Kingdom, inVentiv Health Clinical UK Ltd., (“inVentiv UK”) as borrower, and one of the Company’s indirect subsidiaries in Switzerland, inVentiv Health Switzerland GmbH, as guarantor, entered into an asset-based lending facility (the “International Facility”) for up to $20.0 million. This facility is available to enhance international cash management. At June 30, 2016, the Company had no outstanding borrowings under the International Facility, approximately $0.1 million in letters of credit outstanding against the International Facility and would have been able to borrow up to $18.3 million.

On August 15, 2014, the Company consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of its 10% Senior Unsecured Notes due 2018 in which the Company issued $475.0 million aggregate principal amount of new 10%/12% Junior Lien Secured Notes due 2018 (the “Junior Lien Secured Notes”) in exchange for a like amount of the Company’s 10% Senior Unsecured Notes due 2018. The Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled through the issuance of additional Junior Lien Secured Notes. The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”). The Company paid interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015 in PIK Interest and elected to pay interest for the period commencing February 15, 2016 in cash. The Company does not intend to utilize the PIK feature for the period commencing on August 15, 2016 and ending on February 14, 2017 with respect to the PIK Notes and intends to pay interest on the PIK Notes entirely in cash for this period. On January 8, 2016, the Company’s Board of Directors approved the repurchase by the Company of its certain Junior Lien Secured Notes and the subsequent cancellation of such repurchased notes (the “PIK Note Repurchase”). During the first quarter of 2016, the Company repurchased and cancelled an aggregate principal amount of $23.7 million of its Junior Lien Secured Notes, including accrued and unpaid interest, through open market purchases for $23.1 million.  As a result of the PIK Note Repurchase, the Company reduced its debt and a pro rata portion of deferred financing costs and debt discount on the transactions and recorded a gain on extinguishment of debt of $0.2 million.

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

All obligations under the ABL Facility are secured by the Company’s domestic subsidiaries and secured by a first priority lien on current assets of the Company and its domestic subsidiaries and a second priority lien on all other assets of the Company and its domestic subsidiaries. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. As of June 30, 2016, the Company had no outstanding borrowings under the ABL Facility, approximately $20.7 million in letters of credit outstanding against the ABL Facility and would have been able to borrow up to an additional $129.3 million.

Cash Pooling

The Company and certain of its international subsidiaries entered into a notional cash pooling arrangement (“Cash Pool”) to help manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to set-off overdrafts to the bank against positive cash balances. Each subsidiary receives interest on the cash balances or pays interest on amounts owed. At June 30, 2016, the Company’s net cash position in the pool of $11.1 million, defined as the gross cash position in the pool of $98.2 million less borrowings of $87.1 million, is reflected as cash and cash equivalents in the consolidated balance sheet.

Fair Value of Long-Term Debt

The carrying amounts and the estimated fair values of long-term debt as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term Loan Facility	$569,320	$573,900	$567,673	$570,051
Senior Secured Notes	620,204	645,312	618,616	633,594
Junior Lien Secured Notes	565,660	592,158	551,552	537,646
Senior Unsecured Notes	366,376	376,316	364,043	371,142

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

On October 31, 2013, Cel-Sci Corporation (Cel-Sci) (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of the Company’s subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seeks at least $2 million in damages and $20 million in other equitable remedies. A hearing is currently scheduled to begin in the second half of 2016. No assessment can be made at this time as to the likely outcome of this matter or an estimate of the possible range of loss.  Accordingly, no provision has been recorded as no loss is considered probable or estimable.

Other Matters

The Company is subject to lawsuits, investigations and claims arising out of the conduct of its business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. The Company does not believe that the outcome of any legal proceedings, individually or in the aggregate, if decided adversely to its interests, would have a material adverse effect on its business, financial condition, liquidity or results of operations.

8.	Concentration of Credit Risk

The Company’s receivables are concentrated with major pharmaceutical companies. Credit risk is managed through the continuous monitoring of exposures with the Company’s clients. The Company does not require collateral or other security to support client receivables. For the three and six months ended June 30, 2016, Pfizer accounted for approximately 12% of the Company’s net revenues. For the three months ended June 30, 2015, Pfizer Inc. accounted for approximately 10% of the Company’s net revenues. No customer accounted for 10% or more of the Company’s net revenues for the six months ended June 30, 2015. As of June 30, 2016, one client represented approximately 10% of the accounts receivable balance.

9.	Common Stock and Stock Incentive Plans

On July 2, 2015 the Company’s Board of Directors granted new option awards to eligible employees in exchange for certain outstanding restricted stock units granted under the Group Holdings’ Equity Incentive Plan, on a one-for-one basis. Thirty-five percent of the options in the new award vest upon the passage of time and completion of a service requirement and sixty-five percent vests based upon achievement of certain specified performance targets and completion of a service requirement. Approximately 1,606,478 of the outstanding restricted stock units were exchanged in the program. The exchange was treated as a modification of the awards and no incremental stock compensation was recognized as the exchange securities were not considered probable of vesting on the date of the exchange. The Company recognizes the fair value of the new option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

On March 25, 2016, the Company granted 1,147,154 share-based awards. Of these share-based awards, 1,106,956 represent options that vest thirty-five percent upon the passage of time and completion of a service requirement and sixty-five percent upon achievement of certain specified performance targets and completion of a service requirement. The remaining 40,198 share-based awards are comprised of restricted stock awards that vest if a liquidity event occurs such that the Investors achieve a defined return on their investment and options that vest based on the passage of time. The Company recognizes the fair value of the option awards in compensation expense over the service period to the extent that vesting of the awards is considered probable.

10.	Termination Benefits and Other Cost Reduction Actions

The Company undertook certain actions to continue to implement cost containment measures and efficiency initiatives in an effort to better align operating costs with market and business conditions. Expenses related to these actions that include real estate consolidations, elimination of redundant functions and employees, are summarized below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Employee severance and related costs	$2,342	$3,545	$5,087	$6,124
Facilities-related costs	3,846	155	5,231	331
Total	$6,188	$3,700	$10,318	$6,455

For the three and six months ended June 30, 2016, restructuring costs of $1.1 million and $2.6 million, respectively, have been included in cost of revenues and $5.1 million and $7.7 million, respectively, have been included in SG&A expenses, respectively.  The $6.2 million of costs incurred in the three months ended June 30, 2016 includes $1.5 million of costs related to Clinical, $4.4 million related to Commercial and $0.3 million related to Corporate. The $10.3 million of costs incurred in the six months ended June 30, 2016 includes $2.7 million of costs related to Clinical, $7.3 million related to Commercial and $0.3 million related to Corporate. For the three and six months ended June 30, 2015, restructuring costs of $1.6 million and $2.9 million, respectively, have been included in cost of revenues and $2.1 million and $3.6 million, respectively, have been included in SG&A expenses, respectively.  The $3.7 million of costs incurred in the three months ended June 30, 2015 includes $0.6 million of costs related to Clinical and $3.1 million related to Commercial. The $6.5 million of costs incurred in the six months ended June 30, 2015 includes $1.6 million of costs related to Clinical, $4.8 million related to Commercial and $0.1 million related to Corporate.

The following table summarizes the Company’s restructuring reserve as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance at			Balance at
	December 31,			June 30,
	2015	Net Costs	Cash Payments	2016
Employee severance and related costs	$4,245	$5,087	$(6,331)	$3,001
Facilities-related costs	3,942	5,231	(2,214)	6,959
Total	$8,187	$10,318	$(8,545)	$9,960

The Company expects that severance payments accrued at June 30, 2016 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease term of the exited facilities through 2027.

The net costs in the table above exclude non-cash charges of approximately $0.5 million for the six months ended June 30, 2016 related to abandoned assets at certain facilities.

11.	Income Taxes

The Company accounts for income taxes at each interim period using its estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was approximately (305.5%) and (10.0%) for the three months ended June 30, 2016 and 2015, respectively, and (99.4%) and (10.9%) for the six months ended June 30, 2016 and 2015, respectively. The income tax provision for the three and six months ended June 30, 2016 and 2015 reflects that the Company (i) continued to record a full valuation allowance for its domestic and certain foreign tax jurisdictions, (ii) recorded a tax provision for certain foreign and state jurisdictions that generated earnings, (iii) incurred a deferred tax provision in its domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) recorded changes in unrecognized tax benefits (including related penalties and interest) as they occur.

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

Management Arrangements

Upon completion of the THL Acquisition, the Company entered into a management agreement (“THL Management Agreement”) with THL Managers VI, LLC (“THL Managers”), in which THL Managers agreed to provide management services to the Company until the tenth anniversary of the consummation of the THL Acquisition with evergreen one-year extensions thereafter. Pursuant to the THL Management Agreement, THL Managers will receive an aggregate annual management fee in an amount per year equal to the greater of (a) $2.5 million or (b) 1.5% of EBITDA, as defined in the THL Management Agreement. In addition, the Company will reimburse out-of-pocket expenses, including travel related costs, incurred by THL Managers. The Company recognized $1.0 million and $0.7 million in management fees and related costs for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Upon completion of the THL Acquisition, the Company entered into a management agreement with Liberty Lane IH LLC (“Liberty Lane”), in which Liberty Lane agreed to provide management services to the Company. Mr. Meister, the Company’s former Chief Executive Officer, is affiliated with Liberty Lane. Pursuant to the agreement, Liberty Lane or its affiliates received an aggregate annual management fee in an amount per year equal to $1.0 million. On December 5, 2012, the agreement was amended to lower the per year management fee to $0.8 million beginning January 1, 2013. The agreement was terminated in the second quarter of 2015 with an effective date of September 24, 2014 to reflect Mr. Meister’s resignation as Chief Executive Officer. The Company reversed management fees of $0.2 million for the three months ended June 30, 2015 and no net fees were incurred for the six months ended June 30, 2015.

On November 12, 2012, the Human Capital and Compensation Committee of Group Holdings granted to Liberty Lane options to purchase shares of Common Stock equal to approximately 1.4% of the fully diluted equity of Group Holdings. The options would have vested if a liquidity event occurred such that the Investors achieved a certain return on their investment. These awards were cancelled in the second quarter of 2015 to reflect Mr. Meister’s resignation as Chief Executive Officer, and the Company issued 38,054 Multiple of Money (“MoM”) Option Awards to Mr. Meister during 2015.

At June 30, 2016, the Company had outstanding receivables from Group Holdings in the amount of $3.4 million, which was included in due from parent within stockholder’s deficit in the Company’s condensed consolidated balance sheet.

Commercial Transactions

There were three entities for the three and six months ended June 30, 2016 and four entities for the three and six months ended June 30, 2015 in which THL or its affiliates held a 10% or greater interest that provided services exceeding $120,000 in value to the Company. The services included facilities management, audio conferencing and information technology services in 2015 and information technology services in 2016.  The aggregate fees for these services were $0.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively,

One of the Company’s directors, Blane Walter, acquired a 10% or greater interest in and became a director of an entity in 2013 which provided relationship enterprise technology solutions to the Company exceeding $120,000 in value over the previous twelve month period.  No services were provided for the three and six months ended June 30, 2016 and services for fees of less than $0.1 million and $1.8 million were provided for the three and six months ended June 30, 2015.

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

The Company’s contingent consideration obligations are carried at fair value considering the Company’s best estimates as to the probable timing and amount of settlement (level 3 within the fair value hierarchy). As of June 30, 2016, the contingent consideration obligations had an aggregate fair value of $0.2 million, which is included in accrued expenses in the consolidated balance sheets.

The Company’s deferred compensation plan provides eligible management and other highly compensated employees with the opportunity to defer their compensation and to receive the deferred amounts in the future or upon termination of employment with the Company. The Company invests in the underlying mutual fund investments available to plan participants through investments held in a rabbi trust, which generally offset the liability associated with the deferred compensation plan. These securities are classified as trading securities and carried at fair value (level 1 within the fair value hierarchy) of $12.2 million and $10.8 million as of June 30,

2016 and December 31, 2015 and included in other assets in the consolidated balance sheets. Gains and losses are included in SG&A expenses.

14.	Segment Information

The Company provides services through two reportable segments, Clinical and Commercial. Each reportable business segment is comprised of multiple service offerings that, when combined, create a fully integrated biopharmaceutical outsourced services provider. Clinical provides a continuum of services spanning phases I-IV of clinical development. Commercial, provides commercialization, medication adherence and consulting services to biopharmaceutical companies.  The Clinical and Commercial segments provide services to the other segments primarily in connection with the delivery of services to the end client. The Company accounts for intersegment sales on prices that management considers to be consistent with market pricing.  Total intersegment sales from Clinical to Commercial was $0.1 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.  Total intersegment sales from Commercial to Clinical or Corporate and other was $4.7 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, and $9.1 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively.

Management measures and evaluates the Company’s operating segments based on segment net revenues and adjusted operating income.  The results of these reportable business segments are regularly reviewed by the Company’s chief operating decision maker, the Chief Executive Officer.  Certain costs are excluded from segment operating income because management evaluates the operating results of the segments excluding such charges.  These items include depreciation and amortization; certain foreign currency impacts; net charges associated with acquisitions; certain legal charges, net of insurance recoveries; certain asset impairment charges; stock-based compensation; as well as corporate and other unallocated expenses.  The Corporate and other unallocated expenses primarily consist of expenses for corporate overhead functions such as finance, human resources, information technology, facilities and legal; restructuring and related charges; and certain expenses incurred in connection with the management agreements with affiliates of certain shareholders of the Parent.  Although these amounts are excluded from adjusted segment operating income, as applicable, they are included in reported consolidated operating loss and in the reconciliations presented below.

The Company has an agreement to provide commercialization services to a biopharmaceutical client for launch of certain products in return for a royalty on the client’s net revenues. The results of this arrangement are included in Corporate and other as the contract is managed and evaluated on a corporate level. As these activities were included in the Commercial segment prior to the three months ended September 30, 2015, segment information for the three and six months ended June 30, 2015 has been restated to include these results in Corporate and other and Commercial recognized intersegment revenues related to performing services under this arrangement. The substantial majority of the intersegment sales from Commercial to Corporate and other for both 2015 and 2016 is related to providing services for this arrangement. The amount of costs included in Corporate and other related to this arrangement was $5.7 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $10.1 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively.

Selected information for each reportable segment is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenues
Clinical	$259,907	$233,582	$514,766	$453,246
Commercial	305,908	259,462	596,834	494,008
Intersegment revenues	(4,793)	(3,627)	(9,282)	(6,860)
Consolidated net revenues	$561,022	$489,417	$1,102,318	$940,394
Adjusted Segment Operating Income (Loss)
Clinical	$42,802	$28,469	$85,538	$54,118
Commercial	54,028	42,898	102,948	74,777
Corporate and other	(13,661)	(10,096)	(25,985)	(18,994)
Reportable segments adjusted operating income (loss)	83,169	61,271	162,501	109,901
Depreciation and amortization	(22,201)	(23,908)	(45,964)	(48,911)
Stock-based compensation	(1,560)	(45)	(2,977)	(515)
Other unallocated charges	(6,077)	(7,686)	(15,065)	(13,285)
Operating income (loss)	53,331	29,632	98,495	47,190
Interest income (expense), net	(54,413)	(57,120)	(110,266)	(113,583)
Gain on extinguishment of debt	—	—	221	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	$(1,082)	$(27,488)	$(11,550)	$(66,393)

15.	Guarantor Financial Information

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

Subsequent to the issuance of the June 30, 2015 condensed consolidated financial statements, management determined that within the condensed consolidating statement of cash flows, certain intercompany transfers historically presented on a gross basis within operating, investing and financing activities represent centralized treasury activities that are more appropriately presented on a net basis within investing and financing activities between the respective parent, guarantor, and non guarantor entities. The aforementioned items have been corrected in the condensed consolidating statements of cash flows for the six months ended June 30, 2015. The corrections had no impact on the Company’s consolidated financial position, results of operations or cash flows.

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
At June 30, 2016
(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$74,624	$—	$114,186	$(92,933)	$95,877
Restricted cash	946	—	844	—	1,790
Accounts receivable, net of allowances for doubtful accounts	—	321,872	55,597	—	377,469
Unbilled services	—	206,879	37,192	—	244,071
Intercompany receivables	507,192	859,832	125,857	(1,492,881)	—
Prepaid expenses and other current assets	5,557	13,642	24,080	—	43,279
Income tax receivable	26	—	1,385	—	1,411
Total current assets	588,345	1,402,225	359,141	(1,585,814)	763,897
Property and equipment, net	19,354	99,675	19,316	—	138,345
Goodwill	—	855,317	42,124	—	897,441
Intangible assets, net	—	310,381	6,750	—	317,131
Non-current deferred tax assets	—	—	10,341	—	10,341
Other assets	20,365	4,046	15,484	—	39,895
Non-current intercompany receivables	442,077	27,167	—	(469,244)	—
Investment in consolidated subsidiaries	726,602	111,817	—	(838,419)	—
Total assets	$1,796,743	$2,810,628	$453,156	$(2,893,477)	$2,167,050
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$457	$24,174	$87,145	$(87,064)	$24,712
Accrued payroll, accounts payable and accrued expenses	94,428	200,337	65,502	(5,870)	354,397
Intercompany payables	929,017	544,148	19,715	(1,492,880)	—
Income taxes payable	—	432	5,168	—	5,600
Deferred revenue and client advances	—	181,626	55,507	—	237,133
Total current liabilities	1,023,902	950,717	233,037	(1,585,814)	621,842
Capital lease obligations, net of current portion	—	47,011	140	—	47,151
Long-term debt, net of current portion	1,551,286	570,275	—	—	2,121,561
Non-current income tax liability	—	4,806	2,764	—	7,570
Deferred tax liability	74	78,155	1,702	—	79,931
Other non-current liabilities	14,269	41,591	24,481	—	80,341
Non-current intercompany liabilities	—	442,071	27,173	(469,244)	—
Total liabilities	2,589,531	2,134,626	289,297	(2,055,058)	2,958,396
Total inVentiv Health, Inc. stockholder’s deficit	(792,788)	676,002	162,417	(838,419)	(792,788)
Noncontrolling interest	—	—	1,442	—	1,442
Total stockholder’s deficit	(792,788)	676,002	163,859	(838,419)	(791,346)
Total liabilities and stockholder’s deficit	$1,796,743	$2,810,628	$453,156	$(2,893,477)	$2,167,050

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION

At December 31, 2015

(in thousands, except share and per share amounts)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$55,226	$—	$148,970	$(82,879)	$121,317
Restricted cash	226	—	1,381	—	1,607
Accounts receivable, net of allowances for doubtful accounts	—	292,548	66,533	—	359,081
Unbilled services	—	174,070	33,395	—	207,465
Intercompany receivables	529,457	840,499	18,211	(1,388,167)	—
Prepaid expenses and other current assets	8,839	11,401	22,690	—	42,930
Income tax receivable	104	—	1,076	(104)	1,076
Total current assets	593,852	1,318,518	292,256	(1,471,150)	733,476
Property and equipment, net	23,227	101,507	17,298	—	142,032
Goodwill	—	855,317	40,052	—	895,369
Intangible assets, net	—	328,239	6,407	—	334,646
Non-current deferred tax assets	—	—	10,032	—	10,032
Other assets	19,084	4,491	13,559	—	37,134
Non-current intercompany receivables	416,161	29,235	35,021	(480,417)	—
Investment in consolidated subsidiaries	676,479	93,191	—	(769,670)	—
Total assets	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of capital lease obligations and other financing arrangements	$1,936	$21,324	$73,355	$(73,282)	$23,333
Accrued payroll, accounts payable and accrued expenses	71,953	200,063	71,307	(9,597)	333,726
Intercompany payables	820,965	542,500	24,702	(1,388,167)	—
Income taxes payable	—	165	5,423	(104)	5,484
Deferred revenue and client advances	—	190,828	55,828	—	246,656
Total current liabilities	894,854	954,880	230,615	(1,471,150)	609,199
Capital lease obligations, net of current portion	—	45,247	11	—	45,258
Long-term debt, net of current portion	1,533,197	568,688	—	—	2,101,885
Non-current income tax liability	—	4,806	1,136	—	5,942
Deferred tax liability	74	73,047	239	—	73,360
Other non-current liabilities	38,494	30,896	18,763	—	88,153
Non-current intercompany liabilities	34,920	416,260	29,237	(480,417)	—
Total liabilities	2,501,539	2,093,824	280,001	(1,951,567)	2,923,797
Total inVentiv Health, Inc. stockholder’s deficit	(772,736)	636,674	132,996	(769,670)	(772,736)
Noncontrolling interest	—	—	1,628	—	1,628
Total stockholder’s deficit	(772,736)	636,674	134,624	(769,670)	(771,108)
Total liabilities and stockholder’s deficit	$1,728,803	$2,730,498	$414,625	$(2,721,237)	$2,152,689

15.	Guarantor Financial Information (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2016
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$432,250	$137,165	$(8,393)	$561,022
Reimbursed out-of-pocket expenses	—	73,151	9,678	(5)	82,824
Total revenues	—	505,401	146,843	(8,398)	643,846
Operating expenses:
Cost of revenues	—	312,576	85,031	(7,872)	389,735
Reimbursable out-of-pocket expenses	—	73,151	9,678	(5)	82,824
Selling, general and administrative expenses	16,822	67,336	34,319	(521)	117,956
Allocation of intercompany costs	(13,898)	10,921	2,977	—	—
Total operating expenses	2,924	463,984	132,005	(8,398)	590,515
Operating income (loss)	(2,924)	41,417	14,838	—	53,331
Gain on extinguishment of debt	—	—	—	—	—
Interest income (expense), net	(42,394)	(12,209)	190	—	(54,413)
Intercompany interest income (expense)	13,369	(13,103)	(266)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(31,949)	16,105	14,762	—	(1,082)
Income tax (provision) benefit	—	(403)	(2,902)	—	(3,305)
Income (loss) before income (loss) from equity investments	(31,949)	15,702	11,860	—	(4,387)
Income (loss) from equity investments	27,475	9,554	—	(37,025)	4
Net income (loss)	(4,474)	25,256	11,860	(37,025)	(4,383)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(91)	—	(91)
Net income (loss) attributable to inVentiv Health, Inc.	$(4,474)	$25,256	$11,769	$(37,025)	$(4,474)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2015
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$382,908	$112,927	$(6,418)	$489,417
Reimbursed out-of-pocket expenses	—	68,450	14,689	(62)	83,077
Total revenues	—	451,358	127,616	(6,480)	572,494
Operating expenses:
Cost of revenues	—	255,110	77,005	(5,885)	326,230
Reimbursable out-of-pocket expenses	—	68,450	14,689	(62)	83,077
Selling, general and administrative expenses	20,491	80,661	32,936	(533)	133,555
Allocation of intercompany costs	(9,899)	7,935	1,964	—	—
Total operating expenses	10,592	412,156	126,594	(6,480)	542,862
Operating income (loss)	(10,592)	39,202	1,022	—	29,632
Interest income (expense), net	(45,006)	(12,279)	165	—	(57,120)
Intercompany interest income (expense)	11,801	(11,554)	(247)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(43,797)	15,369	940	—	(27,488)
Income tax (provision) benefit	—	(1,650)	(1,088)	—	(2,738)
Income (loss) before income (loss) from equity investments	(43,797)	13,719	(148)	—	(30,226)
Income (loss) from equity investments	13,566	(976)	—	(12,352)	238
Net income (loss)	(30,231)	12,743	(148)	(12,352)	(29,988)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(243)	—	(243)
Net income (loss) attributable to inVentiv Health, Inc.	$(30,231)	$12,743	$(391)	$(12,352)	$(30,231)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2016
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$851,586	$267,098	$(16,366)	$1,102,318
Reimbursed out-of-pocket expenses	—	156,969	16,892	(54)	173,807
Total revenues	—	1,008,555	283,990	(16,420)	1,276,125
Operating expenses:
Cost of revenues	—	612,968	164,329	(15,186)	762,111
Reimbursable out-of-pocket expenses	—	156,969	16,892	(54)	173,807
Selling, general and administrative expenses	37,951	138,705	66,236	(1,180)	241,712
Allocation of intercompany costs	(27,797)	21,836	5,961	—	—
Total operating expenses	10,154	930,478	253,418	(16,420)	1,177,630
Operating income (loss)	(10,154)	78,077	30,572	—	98,495
Gain on extinguishment of debt	221	—	—	—	221
Interest income (expense), net	(86,225)	(24,486)	445	—	(110,266)
Intercompany interest income (expense)	26,344	(25,818)	(526)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(69,814)	27,773	30,491	—	(11,550)
Income tax (provision) benefit	—	(5,548)	(5,933)	—	(11,481)
Income (loss) before income (loss) from equity investments	(69,814)	22,225	24,558	—	(23,031)
Income (loss) from equity investments	46,263	20,128	—	(66,382)	9
Net income (loss)	(23,551)	42,353	24,558	(66,382)	(23,022)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(529)	—	(529)
Net income (loss) attributable to inVentiv Health, Inc.	$(23,551)	$42,353	$24,029	$(66,382)	$(23,551)

15.	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2015
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues	$—	$729,889	$222,678	$(12,173)	$940,394
Reimbursed out-of-pocket expenses	—	128,066	22,472	(138)	150,400
Total revenues	—	857,955	245,150	(12,311)	1,090,794
Operating expenses:
Cost of revenues	—	491,573	146,309	(11,147)	626,735
Reimbursable out-of-pocket expenses	—	128,066	22,472	(138)	150,400
Selling, general and administrative expenses	36,578	165,200	65,717	(1,026)	266,469
Allocation of intercompany costs	(19,799)	15,879	3,920	—	—
Total operating expenses	16,779	800,718	238,418	(12,311)	1,043,604
Operating income (loss)	(16,779)	57,237	6,732	—	47,190
Interest income (expense), net	(89,404)	(24,448)	269	—	(113,583)
Intercompany interest income (expense)	22,923	(22,526)	(397)	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(83,260)	10,263	6,604	—	(66,393)
Income tax (provision) benefit	—	(4,625)	(2,641)	—	(7,266)
Income (loss) before income (loss) from equity investments	(83,260)	5,638	3,963	—	(73,659)
Income (loss) from equity investments	7,944	654	—	(9,889)	(1,291)
Net income (loss)	(75,316)	6,292	3,963	(9,889)	(74,950)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(366)	—	(366)
Net income (loss) attributable to inVentiv Health, Inc.	$(75,316)	$6,292	$3,597	$(9,889)	$(75,316)

15.	Guarantor Financial Information (Continued)
CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2016
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$(4,474)	$25,256	$11,860	$(37,025)	$(4,383)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,560)	(5,688)	383	5,305	(1,560)
Total other comprehensive income (loss)	(1,560)	(5,688)	383	5,305	(1,560)
Total comprehensive income (loss)	(6,034)	19,568	12,243	(31,720)	(5,943)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(91)	—	(91)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(6,034)	$19,568	$12,152	$(31,720)	$(6,034)

15.	Guarantor Financial Information (Continued)
CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2015
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$(30,231)	$12,743	$(148)	$(12,352)	$(29,988)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,218	5,113	2,596	(7,709)	4,218
Total other comprehensive income (loss)	4,218	5,113	2,596	(7,709)	4,218
Total comprehensive income (loss)	(26,013)	17,856	2,448	(20,061)	(25,770)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(243)	—	(243)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(26,013)	$17,856	$2,205	$(20,061)	$(26,013)

15.	Guarantor Financial Information (Continued)
CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2016
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$(23,551)	$42,353	$24,558	$(66,382)	$(23,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,859	(3,026)	6,502	(3,476)	3,859
Total other comprehensive income (loss)	3,859	(3,026)	6,502	(3,476)	3,859
Total comprehensive income (loss)	(19,692)	39,327	31,060	(69,858)	(19,163)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(529)	—	(529)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(19,692)	$39,327	$30,531	$(69,858)	$(19,692)

15.	Guarantor Financial Information (Continued)
CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2015
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Net income (loss)	$(75,316)	$6,292	$3,963	$(9,889)	$(74,950)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,227)	(322)	(1,415)	1,737	(1,227)
Total other comprehensive income (loss)	(1,227)	(322)	(1,415)	1,737	(1,227)
Total comprehensive income (loss)	(76,543)	5,970	2,548	(8,152)	(76,177)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	—	(366)	—	(366)
Total comprehensive income (loss) attributable to inVentiv Health, Inc.	$(76,543)	$5,970	$2,182	$(8,152)	$(76,543)

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(67,876)	$61,218	$37,813	$(5,873)	$25,282
Cash flows from investing activities:
Purchases of property and equipment	(2,464)	(4,648)	(5,505)	—	(12,617)
Proceeds from vehicle sales and rebates on vehicle leases	—	8,320	—	—	8,320
Intercompany transfers	117,196	20,386	—	(137,582)	—
Other, net	(720)	—	472	—	(248)
Net cash provided by (used in) investing activities	114,012	24,058	(5,033)	(137,582)	(4,545)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(1,942)	(18,495)	125	—	(20,312)
Repurchase of Notes	(22,790)	—	—	—	(22,790)
Payment on installment note and contingent consideration related to acquisition	(2,322)	—	—	—	(2,322)
Intercompany transfers	—	(66,781)	(66,620)	133,401	—
Payments to parent	(173)	—	—	—	(173)
Other, net	489	—	(715)	—	(226)
Net cash provided by (used in) financing activities	(26,738)	(85,276)	(67,210)	133,401	(45,823)
Effects of foreign currency exchange rate changes on cash	—	—	(354)	—	(354)
Net increase (decrease) in cash and cash equivalents	19,398	—	(34,784)	(10,054)	(25,440)
Cash and cash equivalents, beginning of period	55,226	—	148,970	(82,879)	121,317
Cash and cash equivalents, end of period	$74,624	$—	$114,186	$(92,933)	$95,877

15.	Guarantor Financial Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015
(in thousands)

	inVentiv	Guarantor	Non-Guarantor
	Health, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(81,925)	$99,468	$12,189	$(4,925)	$24,807
Cash flows from investing activities:
Purchases of property and equipment	(6,599)	(10,285)	(2,924)	—	(19,808)
Proceeds from vehicle sales and rebates on vehicle leases	—	6,826	—	—	6,826
Intercompany transfers	107,905	27,120	—	(135,025)	—
Other, net	(32)	—	—	—	(32)
Net cash provided by (used in) investing activities	101,274	23,661	(2,924)	(135,025)	(13,014)
Cash flows from financing activities:
Repayments on capital leases and other financing arrangements	(1,965)	(12,726)	(252)	—	(14,943)
Borrowings under line of credit	153,000	—	—		153,000
Repayments on line of credit	(153,000)	—	—	—	(153,000)
Payment on installment note and contingent consideration related to acquisition	(2,082)	—	—	—	(2,082)
Intercompany transfers	—	(113,842)	14,263	99,579	—
Other, net	38	—	(508)	—	(470)
Net cash provided by (used in) financing activities	(4,009)	(126,568)	13,503	99,579	(17,495)
Effects of foreign currency exchange rate changes on cash	—	—	238	—	238
Net increase (decrease) in cash and cash equivalents	15,340	(3,439)	23,006	(40,371)	(5,464)
Cash and cash equivalents, beginning of period	19,643	3,439	86,014	(52,037)	57,059
Cash and cash equivalents, end of period	$34,983	$—	$109,020	$(92,408)	$51,595

16.Subsequent Events

The Company’s Board of Directors approved a 10.8-for-1 split of the Company’s common stock that was effected July 29, 2016. All share and per share data shown in the accompanying condensed consolidated financial statements and notes have been revised to retrospectively reflect the stock split.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact or relating to present facts or current conditions included in this Quarterly Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “target,” “plan,” “intend,” “believe,” “may,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Examples, though the absence of these words does not necessarily mean that a statement is not forward-looking, include, but are not limited to statements we make regarding:

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

•

our belief that our growth and success may depend on our ability to continue to enhance the quality of our existing services, serve our clients throughout the evolution of a product, and to introduce new services on a timely and cost-effective basis, integrate new services with existing services, increase penetration with existing and new clients and recruit, motivate and retain qualified personnel;

•	our expectations that biopharmaceutical companies may increasingly outsource their clinical development and commercialization services;
•	our belief that our clients are looking for service providers with scale and global capabilities;
•	our expectations regarding our pursuit of additional debt or equity sources to finance our internal growth initiatives or acquisitions;
•	our expectations regarding the levels of research and development (“R&D”) and commercialization spending and outsourcing by biopharmaceutical companies; and
•	our expectations regarding the impact of the adoption of new accounting pronouncements.

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

Overview

We are a leading global provider of outsourced clinical development and commercialization services to biopharmaceutical companies. We are the only provider delivering a full suite of services to enhance our clients’ ability to successfully develop, launch and market their products. We offer our services on both a standalone basis and as integrated solutions to support clinical development and commercialization. Our solutions are designed to drive greater efficiency and lower costs. We helped develop or commercialize over 80% of all new molecular entities approved by the Food and Drug Administration (“FDA”) and 70% of those products granted marketing authorization by the European Medicines Agency (“EMA”) over the last five years through our innovative model. In 2015, we served more than 550 client organizations, including all 20 of the largest global biopharmaceutical companies, and have the ability to service clients in over 90 countries. We have over 15,000 employees globally, including more than 750 M.D.s and Ph.D.s.

The creation of our comprehensive and integrated approach to serve the biopharmaceutical development and commercialization continuum began in 2010 when we were acquired by affiliates of THL, certain co-investors and members of management (the “Investors”). We have made substantial investments, strategic acquisitions and operational changes to expand and strengthen our clinical development and commercial service offerings, geographic presence, human capital, systems and infrastructure to better serve our clients. These strategic and operational initiatives included:

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

•

Clinical. Our Clinical segment is a leading global CRO that is therapeutically-focused and provides a wide range of capabilities, including Phase I-IV clinical development services, delivered on a project, functional or hybrid basis. For the three months ended June 30, 2016 and 2015, our Clinical segment generated total net revenues of $259.9 million and $233.6 million, respectively, representing approximately 46% and 47%, respectively, of our consolidated net revenues. For the six months ended June 30, 2016 and 2015, our Clinical segment generated total net revenues of $514.8 million and $453.3 million, respectively, representing approximately 46% and 48%, respectively, of our consolidated net revenues.

•

Commercial. Our Commercial segment is a CCO, the biopharmaceutical industry’s only provider of a full suite of complementary commercialization services including selling solutions, communications, consulting and medication adherence (patient outcomes). For the three months ended June 30, 2016 and 2015, our Commercial segment generated total net revenues of $305.9 million and $259.5 million, respectively, representing approximately 54% and 53%, respectively, of our consolidated net revenues. For the six months ended June 30, 2016 and 2015, our Commercial segment generated total net revenues of $596.8 million and $494.0 million, respectively, representing approximately 54% and 52%, respectively, of our consolidated net revenues.

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

  If outsourced clinical development or commercialization declines or grows less rapidly than anticipated, or we are unable to compete in these markets successfully, it could have a material adverse effect on our results of operations and financial condition. See “Risk Factors—Risks Related to Our Business” and “Risk Factors— Risks Related to Our Industry” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

The Number, Type and Timing of Projects

          In both of our segments, our client relationships are typically comprised of numerous services and projects and our results are tied to the number, type and timing of projects that we manage. The timing of project starts and completions are subject to various factors, including regulatory approvals, interim analysis of project results and success, and client budget cycles. Our full service offering in our Clinical segment is subject to regular project delays and cancellations due to interim client results or client budget reprioritizations, which can adversely affect our results of operations. Within our Commercial segment, project start delays, downsizings and cancellations, particularly within our selling solutions and communications service offerings, can adversely affect our results of operations. While there are operational steps we can take to mitigate our operating expenses in the event a project is delayed or terminated, these steps may not be sufficient to offset the resultant effect on our results of operations.

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

We believe that the non-GAAP adjustments to calculate revenue on a constant currency basis assists investors in making comparisons of period-to-period operating results by explaining changes in revenue associated with movement in currency . A reconciliation of net revenues, the most directly comparable GAAP measure, to constant currency net revenues for the periods presented is indicated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Consolidated net revenues	$561.0	$489.4	$1,102.3	$940.4
Currency adjustments	5.4	—	12.0	—
Constant currency consolidated net revenues	$566.4	$489.4	$1,114.3	$940.4
Clinical net revenues	$259.9	$233.6	$514.8	$453.3
Currency adjustments	6.2	—	12.5	—
Constant currency Clinical net revenues	$266.1	$233.6	$527.3	$453.3
Commercial net revenues	$305.9	$259.5	$596.8	$494.0
Currency adjustments	(0.8)	—	(0.5)	—
Constant currency Commercial net revenues	$305.1	$259.5	$596.3	$494.0

(1)

The three and six months ended June 30, 2015 are the base periods for June 30, 2016 constant currency net revenues. Because the three and six months ended June 30, 2015 are the base periods for June 30, 2016 constant currency net revenues, currency adjustments for the three and six months ended June 30, 2015 are not applicable.

We have translated our foreign currency net revenues into U.S. Dollars using the following average exchange rates:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
U.S. Dollars per:	2016	2015	2016	2015
Pound Sterling	1.43	1.53	1.43	1.52
Canadian Dollar	0.78	0.81	0.75	0.81
Japanese Yen	0.0093	0.0082	0.0090	0.0083

Results of Continuing Operations

        The following tables set forth our consolidated statements of operations and certain segment data in dollars and as a percentage of net revenues for the periods presented.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in millions, except percentages)	2016	% of Net Revenues	2015	% of Net Revenues	2016	% of Net Revenues	2015	% of Net Revenues
Statement of Operations Data:
Net revenues	$561.0	100.0%	$489.4	100.0%	$1,102.3	100.0%	$940.4	100.0%
Reimbursed out-of-pocket expenses	82.8	14.8%	83.1	17.0%	173.8	15.8%	150.4	16.0%
Total revenues	643.8	114.8%	572.5	117.0%	1,276.1	115.8%	1,090.8	116.0%
Operating expenses:
Cost of revenues	389.7	69.5%	326.2	66.7%	762.1	69.1%	626.7	66.6%
Reimbursable out-of-pocket expenses	82.8	14.8%	83.1	16.9%	173.8	15.8%	150.4	16.0%
Selling, general and administrative expenses	118.0	21.0%	133.6	27.3%	241.7	21.9%	266.5	28.3%
Total operating expenses	590.5	105.3%	542.9	110.9%	1,177.6	106.8%	1,043.6	110.9%
Operating income (loss)	53.3	9.5%	29.6	6.1%	98.5	9.0%	47.2	5.1%
Gain on extinguishment of debt	—	—	—	—	0.2	—	—	—
Interest expense	(54.6)	(9.7)%	(57.1)	(11.7)%	(110.5)	(10.0)%	(113.6)	(12.1)%
Interest income	0.2	—	—	—	0.3	—	—	—
Income (loss) before income tax (provision) benefit and income (loss) from equity investments	(1.1)	(0.2)%	(27.5)	(5.6)%	(11.5)	(1.0)%	(66.4)	(7.0)%
Income tax (provision) benefit	(3.3)	(0.6)%	(2.7)	(0.6)%	(11.5)	(1.1)%	(7.3)	(0.8)%
Income (loss) before income (loss) from equity investments	(4.4)	(0.8)%	(30.2)	(6.2)%	(23.0)	(2.1)%	(73.7)	(7.8)%
Income (loss) from equity investments	—	—	0.2	—	—	—	(1.3)	(0.2)%
Net Income (loss)	(4.4)	(0.8)%	(30.0)	(6.2)%	(23.0)	(2.1)%	(75.0)	(8.0)%
Less: Net (income) loss attributable to the noncontrolling interest	(0.1)	—	(0.2)	—	(0.6)	—	(0.3)	—
Net income (loss) attributable to inVentiv Health, Inc.	$(4.5)	(0.8)%	$(30.2)	(6.2)%	$(23.6)	(2.1)%	$(75.3)	(8.0)%
Segment Data:
Net revenues:
Clinical	$259.9	45.9%	$233.6	47.4%	$514.8	46.3%	$453.3	47.9%
Commercial	305.9	54.1%	259.5	52.6%	596.8	53.7%	494.0	52.1%
Cost of revenues:
Clinical	171.8	66.1%	155.0	66.4%	338.1	65.7%	298.7	65.9%
Commercial	216.7	70.8%	173.4	66.8%	422.7	70.8%	332.2	67.2%
Corporate and other	5.7	—	0.8	—	10.1	—	1.3	—
SG&A:
Clinical	53.9	20.7%	61.0	26.1%	113.0	22.0%	122.3	27.0%
Commercial	51.4	16.8%	59.6	23.0%	101.7	17.0%	119.9	24.3%
Corporate and other	12.7	2.3%	13.0	2.7%	27.0	2.4%	24.3	2.6%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net revenues

	For the Three Months Ended June 30,				Change
(in millions, except percentages)	2016	% of Total	2015	% of Total	$	%
Net revenues:
Clinical	$259.9	45.9%	$233.6	47.4%	$26.3	11.3%
Commercial	305.9	54.1%	259.5	52.6%	46.4	17.9%
Intersegment eliminations	(4.8)	—	(3.7)	—	(1.1)	—
Net revenues	$561.0	100.0%	$489.4	100.0%	$71.6	14.6%

Net revenues increased approximately $71.6 million or 14.6% (15.7% on a constant currency basis), to $561.0 million for the three months ended June 30, 2016 from $489.4 million for the three months ended June 30, 2015, due to an increase in net revenues in both our Clinical and Commercial segments. Foreign currency exchange rate fluctuations computed on a constant currency basis reduced net revenues by approximately $5.4 million for the three months ended June 30, 2016.

Net revenues in our Clinical segment increased approximately $26.3 million or 11.3% (13.9% on a constant currency basis), to $259.9 million for the three months ended June 30, 2016 from $233.6 million for the three months ended June 30, 2015. This increase was primarily attributable to increased volume from new projects and the acceleration of conversion of backlog in our full service offering, including a $6.0 million increase from the impact of approved change orders on net revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Foreign currency exchange rate fluctuations computed on a constant currency basis reduced net revenues by approximately $6.2 million for the three months ended June 30, 2016 as compared to the prior year.

Net revenues in our Commercial segment increased approximately $46.4 million or 17.9% (17.6% on a constant currency basis), to $305.9 million for the three months ended June 30, 2016 from $259.5 million for the three months ended June 30, 2015. The increase was primarily attributable to $51.0 million of growth in our selling solutions offering, the largest offering in our Commercial segment measured by net revenues, as a result of new project wins and fewer project cancellations in the United States, including a $2.1 million increase in client incentive fees. In addition, $3.0 million of growth in revenues was recognized in our communications offering. Project cancellations and downsizings in our selling solutions offering reduced net revenues on a comparative basis by approximately $12.8 million for the three months ended June 30, 2016 relative to the three months ended June 30, 2015, and occurred for various reasons, including, but not limited to, a de-emphasis on particular projects, a change in outsourcing or marketing strategy, product performance and budget considerations among certain of our clients. The growth in our selling solutions and communications offerings was partially offset by a $6.2 million decrease in our medication adherence offering primarily due to the sale of our patient access and reimbursement services offering in August 2015, and lower volume in our consulting offering. Foreign currency exchange rate fluctuations computed on a constant currency basis resulted in an increase of approximately $0.8 million in net revenues for the three months ended June 30, 2016.

The substantial majority of the intersegment eliminations from Commercial to Corporate and other for both 2015 and 2016 is related to an agreement to provide commercialization services to a biopharmaceutical client for launch of certain specified products in return for a royalty on the client’s net revenues for such products.

Cost of revenues

	For the Three Months Ended June 30,				Change		Gross Margin
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%	2016	2015
Cost of revenues:
Clinical	$171.8	66.1%	$155.0	66.4%	$16.8	10.8%	33.9%	33.6%
Commercial	216.7	70.8%	173.4	66.8%	43.3	25.0%	29.2%	33.2%
Corporate and other	5.7	—	0.8	—	4.9	612.5%	—	—
Intersegment eliminations	(4.5)	—	(3.0)	—	(1.5)	—	—	—
Cost of revenues	$389.7	69.5%	$326.2	66.7%	$63.5	19.5%	30.5%	33.3%

Cost of revenues increased $63.5 million, or 19.5%, to $389.7 million for the three months ended June 30, 2016 from $326.2 million for the three months ended June 30, 2015, due to volume increases in our Clinical and Commercial segments. Gross margin decreased to 30.5% for the three months ended June 30, 2016 compared to 33.3% for the three months ended June 30, 2015, largely due to a shift in the mix of projects to lower gross margin projects in our Commercial segment.

Cost of revenues in our Clinical segment increased $16.8 million, or 10.8%, to $171.8 million for the three months ended June 30, 2016 from $155.0 million for the three months ended June 30, 2015. The increase primarily reflected the cost of incremental resources to deliver against higher volumes in our full service offering. Despite the increased cost of revenues, the higher volumes in our full service offering for the three months ended June 30, 2016 resulted in a slight improvement in gross margin to 33.9% compared to 33.6% for the three months ended June 30, 2015.

Cost of revenues in our Commercial segment increased $43.3 million, or 25.0%, to $216.7 million for the three months ended June 30, 2016 from $173.4 million for the three months ended June 30, 2015. The increase was primarily due to a higher volume of projects in our selling solutions offering which resulted in $41.5 million of additional costs, and a $3.9 million increase in our communications offering, partially offset by decreased costs of $1.4 million in our medication adherence offering due primarily to the sale of our patient access and reimbursement services offering in August 2015. Gross margin in this segment decreased to 29.2% for the three months ended June 30, 2016 from 33.2% for the three months ended June 30, 2015 largely due to an increase in projects in our selling solutions offering which generally have lower gross margins relative to other offerings in the segment. Project cancellations and downsizings in our selling solutions offering reduced gross margin by approximately $2.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Corporate and other cost of revenues increased as a result of costs incurred in connection with an agreement to provide commercialization services to a biopharmaceutical client for launch of certain specified products in return for a royalty on the client’s net revenues for such products.

Selling, General and Administrative (SG&A) Expenses

	For the Three Months Ended June 30,				Change
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%
SG&A:
Clinical	$53.9	20.7%	$61.0	26.1%	$(7.1)	(11.6)%
Commercial	51.4	16.8%	59.6	23.0%	(8.2)	(13.8)%
Corporate and other	12.7	2.3%	13.0	2.7%	(0.3)	(2.3)%
Total SG&A	$118.0	21.0%	$133.6	27.3%	$(15.6)	(11.7)%

SG&A expenses decreased $15.6 million, or 11.7%, to $118.0 million for the three months ended June 30, 2016 from $133.6 million for the three months ended June 30, 2015, due to decreased SG&A expenses in our Clinical and Commercial segments and Corporate and other.

SG&A expenses in our Clinical segment decreased $7.1 million, or 11.6%, to $53.9 million for the three months ended June 30, 2016 from $61.0 million for the three months ended June 30, 2015. The decrease was primarily due to realized benefits of our efficiency initiatives, including a $2.9 million decrease in compensation related costs, a $1.6 million decrease in depreciation and amortization and $1.6 million of favorable foreign currency impacts and other insignificant factors. Non-cash amortization expense related to finite-lived intangible assets was $6.1 million for the three months ended June 30, 2016 compared to $7.0 million for the three months ended June 30, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

SG&A expenses in our Commercial segment decreased $8.2 million, or 13.8%, to $51.4 million for the three months ended June 30, 2016 from $59.6 million for the three months ended June 30, 2015. The decrease in SG&A for our Commercial segment was primarily due to a $2.8 million decrease in depreciation and amortization, a $2.1 million decrease in compensation related costs, a $2.1 million decrease in information technology investments and professional service fees, a $1.6 million decrease in our medication adherence offering primarily due to the sale of our patient access and reimbursement services offering in August 2015 and other insignificant factors, partially offset by an increase of $3.0 million in restructuring costs. Non-cash amortization expense related to finite-lived intangible assets was $3.0 million for the three months ended June 30, 2016 compared to $5.5 million for the three months ended June 30, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

Corporate and other SG&A expenses decreased $0.3 million, or 2.3%, to $12.7 million for the three months ended June 30, 2016 from $13.0 million for the three months ended June 30, 2015. The decrease was primarily due to a $2.8 million decrease in compensation related costs and $1.7 million of favorable foreign currency impacts, partially offset by an increase of $2.7 million in professional service fees, including transaction-related costs and other insignificant factors.

Interest Expense, Net

	For the Three Months Ended June 30,
(in millions)	2016	2015
Interest expense, net	$54.4	$57.1

Interest expense, net decreased $2.7 million to $54.4 million for the three months ended June 30, 2016 from $57.1 million for the three months ended June 30, 2015. The interest expense reflects a decrease for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to a decrease of $1.7 million of interest on the Junior Lien Secured Notes, which is attributable to both the PIK Note Repurchase (see defined below) and the cash rate election commencing February 15, 2016, and elimination of penalty interest on the Senior Unsecured Notes described below.  Interest expense included non-cash debt issuance costs and bond discount/premium amortization of $4.8 million and $4.7 million, for the three months ended June 30, 2016 and 2015, respectively, and penalty interest on the Senior Unsecured Notes of $0.9 million for the three months ended June 30, 2015. There was no penalty interest on the Senior Unsecured Notes for the three months ended June 30, 2016 as a result of the effectiveness of the registration statement with the Securities and Exchange Commission (the “SEC”) relating to the Senior Unsecured Notes under the Securities Act and completion of the subsequent exchange offer for the Senior Unsecured Notes.

(Provision) Benefit for Income Taxes

	For the Three Months Ended June 30,
		Effective		Effective
(in millions, except percentages)	2016	Tax Rate	2015	Tax Rate
(Provision) benefit for income taxes	$(3.3)	(305.5)%	$(2.7)	(10.0)%

          We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (305.5%) and (10.0%) for the three months ended June 30, 2016 and 2015, respectively. The mix of earnings between domestic and foreign and the lower level of consolidated loss, along with a higher level of foreign earnings in 2016 compared to prior year, drove the increase in the tax provision and respective effective tax rate for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The income tax provision for the three months ended June 30, 2016 and 2015 primarily reflects that we (i) continued to record a full valuation allowance for our domestic and certain foreign tax jurisdictions, (ii) recorded a tax provision for certain foreign and state jurisdictions that generated earnings, (iii) incurred a deferred tax provision in our domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) recorded changes in unrecognized tax benefits (including related penalties and interest) as they occur. The tax provision for the three months ended June 30, 2016 and 2015 included $2.9 million and $1.1 million of foreign taxes, $0.0 million and $(0.3) million of state taxes, $0.3 million and $1.8 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill and a $0.1 million and $0.1 million increase in unrecognized tax benefits, respectively.

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

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net revenues

	For the Six Months Ended June 30,				Change
(in millions, except percentages)	2016	% of Total	2015	% of Total	$	%
Net revenues:
Clinical	$514.8	46.3%	$453.3	47.9%	$61.5	13.6%
Commercial	596.8	53.7%	494.0	52.1%	102.8	20.8%
Intersegment eliminations	(9.3)	—	(6.9)	—	(2.4)	—
Net revenues	$1,102.3	100.0%	$940.4	100.0%	$161.9	17.2%

Net revenues increased approximately $161.9 million or 17.2% (18.5% on a constant currency basis), to $1,102.3 million for the six months ended June 30, 2016 from $940.4 million for the six months ended June 30, 2015, due to an increase in net revenues in both our Clinical and Commercial segments. Foreign currency exchange rate fluctuations computed on a constant currency basis reduced net revenues by approximately $12.0 million for the six months ended June 30, 2016.

Net revenues in our Clinical segment increased approximately $61.5 million or 13.6% (16.3% on a constant currency basis), to $514.8 million for the six months ended June 30, 2016 from $453.3 million for the six months ended June 30, 2015. This increase was primarily attributable to increased volume from new projects and the acceleration of conversion of backlog in our full service offering, including a $5.5 million increase from the impact of approved change orders on net revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and growth in our strategic resourcing offering. Foreign currency exchange rate fluctuations computed on a constant currency basis reduced net revenues by approximately $12.5 million for the six months ended June 30, 2016 as compared to the prior year.

Net revenues in our Commercial segment increased approximately $102.8 million or 20.8% (20.7% on a constant currency basis), to $596.8 million for the six months ended June 30, 2016 from $494.0 million for the six months ended June 30, 2015. The increase was primarily attributable to $108.6 million of growth in our selling solutions offering, the largest offering in our Commercial segment measured by net revenues, as a result of new project wins and fewer project cancellations in the United States, including a $2.7 million increase in client incentive fees. In addition, $11.4 million of growth in revenues was recognized in our communications offering. Project cancellations and downsizings in our selling solutions offering reduced net revenues on a comparative basis by approximately $17.2 million for the six months ended June 30, 2016 relative to the six months ended June 30, 2015, and occurred for various reasons, including, but not limited to, a de-emphasis on particular projects, a change in outsourcing or marketing strategy, product performance and budget considerations among certain of our clients. The growth in our selling solutions and communications offerings was partially offset by our $11.7 million decrease in our medication adherence offering primarily due to the sale of our patient access and reimbursement services offering in August 2015, and lower volume in our consulting offering. Foreign currency exchange rate fluctuations computed on a constant currency basis resulted in an increase of approximately $0.5 million in net revenues for the six months ended June 30, 2016.

The substantial majority of the intersegment eliminations from Commercial to Corporate and other for both 2015 and 2016 is related to an agreement to provide commercialization services to a biopharmaceutical client for launch of certain specified products in return for a royalty on the client’s net revenues for such products.

Cost of revenues

	For the Six Months Ended June 30,				Change		Gross Margin
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%	2016	2015
Cost of revenues:
Clinical	$338.1	65.7%	$298.7	65.9%	$39.4	13.2%	34.3%	34.1%
Commercial	422.7	70.8%	332.2	67.2%	90.5	27.2%	29.2%	32.8%
Corporate and other	10.1	—	1.3	—	8.8	676.9%	—	—
Intersegment eliminations	(8.8)	—	(5.5)	—	(3.3)	—	—	—
Cost of revenues	$762.1	69.1%	$626.7	66.6%	$135.4	21.6%	30.9%	33.4%

Cost of revenues increased $135.4 million, or 21.6%, to $762.1 million for the six months ended June 30, 2016 from $626.7 million for the six months ended June 30, 2015, due to volume increases in our Clinical and Commercial segments. Gross margin decreased to 30.9% for the six months ended June 30, 2016 compared to 33.4% for the six months ended June 30, 2015, largely due to a shift in the mix of projects to lower gross margin projects in our Commercial segment.

Cost of revenues in our Clinical segment increased $39.4 million, or 13.2%, to $338.1 million for the six months ended June 30, 2016 from $298.7 million for the six months ended June 30, 2015. The increase primarily reflected the cost of incremental resources to deliver against higher volumes in our full service offering. Despite the increased cost of revenues, the higher volumes in our full service offering for the six months ended June 30, 2016 resulted in a slight improvement in gross margin to 34.3% compared to 34.1% for the six months ended June 30, 2015.

Cost of revenues in our Commercial segment increased $90.5 million, or 27.2%, to $422.7 million for the six months ended June 30, 2016 from $332.2 million for the six months ended June 30, 2015. The increase was primarily due to a higher volume of projects in our selling solutions offering which resulted in $88.8 million of additional costs, and a $6.5 million increase in our communications offering, partially offset by decreased costs of $3.9 million in our medication adherence offering due primarily to the sale of our patient access and reimbursement services offering in August 2015. Gross margin in this segment decreased to 29.2% for the six months ended June 30, 2016 from 32.8% for the six months ended June 30, 2015 largely due to an increase in projects in our selling solutions offering which generally have lower gross margins relative to other offerings in the segment. Project cancellations and downsizings in our selling solutions offering reduced gross margin by approximately $3.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Corporate and other cost of revenues increased as a result of costs incurred in connection with an agreement to provide commercialization services to a biopharmaceutical client for launch of certain specified products in return for a royalty on the client’s net revenues for such products.

Selling, General and Administrative (SG&A) Expenses

	For the Six Months Ended June 30,				Change
		% of Net		% of Net
(in millions, except percentages)	2016	Revenues	2015	Revenues	$	%
SG&A:
Clinical	$113.0	22.0%	$122.3	27.0%	$(9.3)	(7.6)%
Commercial	101.7	17.0%	119.9	24.3%	(18.2)	(15.2)%
Corporate and other	27.0	2.4%	24.3	2.6%	2.7	11.1%
Total SG&A	$241.7	21.9%	$266.5	28.3%	$(24.8)	(9.3)%

SG&A expenses decreased $24.8 million, or 9.3%, to $241.7 million for the six months ended June 30, 2016 from $266.5 million for the six months ended June 30, 2015, due to lower Clinical and Commercial segment SG&A expenses, partially offset by increased SG&A expenses in Corporate and other.

SG&A expenses in our Clinical segment decreased $9.3 million, or 7.6%, to $113.0 million for the six months ended June 30, 2016 from $122.3 million for the six months ended June 30, 2015. The decrease was primarily due to realized benefits of our efficiency initiatives, including a $5.9 million decrease in compensation related costs, a $2.9 million decrease in depreciation and amortization and a $1.4 million decrease in information technology investments and professional service fees, partially offset by unfavorable foreign currency impacts of $1.0 million. Non-cash amortization expense related to finite-lived intangible assets was $12.2 million for the six months ended June 30, 2016 compared to $15.2 million for the six months ended June 30, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

SG&A expenses in our Commercial segment decreased $18.2 million, or 15.2%, to $101.7 million for the six months ended June 30, 2016 from $119.9 million for the six months ended June 30, 2015. The decrease in SG&A for our Commercial segment was primarily due to a $5.5 million decrease in depreciation and amortization, $4.9 million of favorable foreign currency impacts, a $4.3 million decrease in information technology investments and professional service fees, a $2.0 million decrease in compensation related costs, a $3.5 million decrease in our medication adherence offering primarily due to the sale of our patient access and reimbursement services offering in August 2015 and other insignificant factors, partially offset by an increase of $3.9 million in restructuring costs. Non-cash amortization expense related to finite-lived intangible assets was $6.0 million for the six months ended June 30, 2016 compared to $11.0 million for the six months ended June 30, 2015, with the decrease primarily a result of certain assets with a shorter estimated useful life becoming fully amortized.

Corporate and other SG&A expenses increased $2.7 million, or 11.1%, to $27.0 million for the six months ended June 30, 2016 from $24.3 million for the six months ended June 30, 2015. The increase was primarily due to a $3.1 million increase in professional service fees, including transaction-related costs, and a $1.1 million increase in depreciation and other insignificant factors, partially offset by $1.5 million in decreased compensation related costs.

Gain on Extinguishment of Debt

	For the Six Months Ended June 30,
(in millions)	2016	2015
Gain on extinguishment of debt	$0.2	$—

          For the six months ended June 30, 2016, we recognized a gain on extinguishment of debt of $0.2 million related to open market repurchases of $23.7 million in face value of our Junior Lien Secured Notes for $23.1 million, including interest, during the first quarter of 2016. Gain on extinguishment of debt principal was partially offset by the write-off of deferred financing costs and unamortized discount associated with the repurchase transactions.

Interest Expense, Net

	For the Six Months Ended June 30,
(in millions)	2016	2015
Interest expense, net	$110.3	$113.6

Interest expense, net decreased $3.3 million to $110.3 million for the six months ended June 30, 2016 from $113.6 million for the six months ended June 30, 2015. The interest expense reflects a decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to a decrease of $1.5 million of interest on the Junior Lien Secured Notes, which is attributable to both the PIK Note Repurchase (see defined below) and the cash rate election commencing February 15, 2016, and the elimination of penalty interest on the Senior Unsecured Notes described below.  Interest expense included non-cash debt issuance costs and bond discount/premium amortization of $9.5 million, for both the six months ended June 30, 2016 and 2015, respectively, and penalty interest on the Senior Unsecured Notes of $1.8 million for the six months ended June 30, 2015. There was no penalty interest on the Senior Unsecured Notes for the six months ended June 30, 2016 as a result of the effectiveness of the registration statement with the SEC relating to the Senior Unsecured Notes under the Securities Act and completion of the subsequent exchange offer for the Senior Unsecured Notes.

(Provision) Benefit for Income Taxes

	For the Six Months Ended June 30,
		Effective		Effective
(in millions, except percentages)	2016	Tax Rate	2015	Tax Rate
(Provision) benefit for income taxes	$(11.5)	(99.4)%	$(7.3)	(10.9)%

We account for income taxes at each interim period using our estimated annual effective tax rate. Discrete items and changes in the estimate of the annual effective tax rate are recorded in the period they occur. The consolidated effective tax rate was (99.4%) and (10.9%) for the six months ended June 30, 2016 and 2015, respectively. The mix of earnings between domestic and foreign and the lower level of consolidated loss, along with a higher level of foreign earnings in 2016 compared to prior year, drove the increase in the tax provision and respective effective tax rate for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The income tax provision for the six months ended June 30, 2016 and 2015 primarily reflects that we (i) continued to record a full valuation allowance for our domestic and certain foreign tax jurisdictions, (ii) recorded a tax provision for certain foreign and state jurisdictions that generated earnings, (iii) incurred a deferred tax provision in our domestic jurisdiction arising from taxable temporary differences related to amortization of indefinite-lived intangible assets and goodwill, and (iv) recorded changes in unrecognized tax benefits (including related penalties and interest) as they occur. The tax provision for the six months ended June 30, 2016 and 2015 included $5.8 million and $2.6 million of foreign taxes, $0.2 million and $0.2 million of state taxes, $5.1 million and $4.3 million of taxable temporary differences from amortization of indefinite-lived intangible assets and goodwill and a $0.4 million and $0.2 million increase in unrecognized tax benefits, respectively.

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

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. At June 30, 2016, we had cash and cash equivalents of $95.9 million and $147.6 million of combined unused availability under our ABL Facility and International Facility to fund our general working capital needs. Drawing upon the combined unused availability under our ABL Facility and International Facility would not result in the violation of any covenants contained in any of the agreements governing our outstanding indebtedness.

Our primary cash needs are for operating expenses, acquisitions, working capital, capital expenditures, the repayment of principal and the payment of interest on our indebtedness and debt repurchases. Our capital expenditures have been primarily related to information technology and real estate and were $12.6 million and $19.8 million for the six months ended June 30, 2016 and 2015, respectively. We expect to invest approximately $42.0 million in capital expenditures during the year ended December 31, 2016.

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

Our Junior Lien Secured Notes permit up to six semi-annual interest payments to be settled on a PIK basis through the issuance of additional Junior Lien Secured Notes. We paid $30.4 million, $32.2 million and $33.9 million of interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015, respectively, in PIK interest, and elected to pay interest for the period commencing February 15, 2016 in cash. We do not intend to utilize the PIK feature for the period commencing on August 15, 2016 and ending on February 14, 2017 with respect to the PIK Notes and intend to pay interest on the PIK Notes entirely in cash for this period.

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

The following table sets forth our net financial liabilities at June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Financial assets:
Cash and cash equivalents	$95.9	$121.3
Restricted cash	1.8	1.6
Total financial assets	97.7	122.9
Financial liabilities:
Current portion of capital leases and other financing arrangements	24.7	23.3
Senior Secured Credit Facilities	575.3	575.3
Senior Secured Notes	625.0	625.0
ABL Facility	—	—
Junior Lien Secured Notes	579.8	569.7
Senior Unsecured Notes	376.3	376.3
International Facility	—	—
Long-term portion of capital leases	47.2	45.3
Less: unamortized premium (discount)	(7.2)	(9.0)
Less: deferred financing costs	(27.7)	(35.4)
Total debt	2,193.4	2,170.5
Net financial liabilities	$(2,095.7)	$(2,047.6)

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the periods presented:

	For the Six Months Ended June 30,
(in millions)	2016	2015
Cash provided by (used in) continuing operations:
Operating activities	$25.3	$24.8
Investing activities	(4.5)	(13.0)
Financing activities	(45.8)	(17.5)

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Cash provided by operating activities increased by $0.5 million to $25.3 million for the six months ended June 30, 2016, compared to $24.8 million for the six months ended June 30, 2015.  The increase in cash provided by operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the growth in the business and the timing of cash flows associated with certain accruals and other liabilities, partially offset by the increase in unbilled accounts receivable, which was driven by the timing of the achievement of billing milestones compared with the delivery of services for revenue recognition purposes. The $22.8 million increase in accrued payroll, accounts payable and accrued expenses was primarily due to a $21.9 million increase in our accrued interest related to our Junior Lien Secured Notes associated with the cash rate election commencing February 15, 2016, and the timing of our incentive compensation accruals, as well as the timing of invoice receipts and payments.

Cash used in investing activities decreased by $8.5 million to $4.5 million for the six months ended June 30, 2016 compared to $13.0 million for the six months ended June 30, 2015. Cash used for the six months ended June 30, 2016 and 2015 primarily related to our purchase of property and equipment, partially offset by proceeds from our fleet vehicle sales and rebates on our vehicle leases.

Cash used in financing activities increased by $28.3 million to $45.8 million for the six months ended June 30, 2016, compared to $17.5 million for the six months ended June 30, 2015. Cash used for the six months ended June 30, 2016 primarily reflected repurchase of our Junior Lien Secured Notes, payments on our capital lease obligations and other financing arrangements, and partial settlement of an installment note related to our 2011 Campbell acquisition. Cash used for the six months ended June 30, 2015 primarily reflects payments on our capital lease obligations and other financing arrangements, and partial settlement of an installment note related to our 2011 Campbell acquisition.

Days Sales Outstanding

Changes in days sales outstanding (“DSO”) and unbilled services days sales outstanding (“Unbilled DSO”) did not have a meaningful impact on operating cash flows during either period.

DSO is determined based on the net three-month average balance of accounts receivable divided by the daily average total revenues for the relevant quarter. Unbilled DSO represents the average number of days for services delivered to clients to be converted into accounts receivable. DSO has varied between reporting periods as a result of normal fluctuations in the timing of cash receipts and contractual billing milestones across thousands of ongoing contracts at any point in time. DSO was 51 days, 50 days and 51 days at June 30, 2016 and 2015 and December 31, 2015, respectively. The change in DSO is not expected to have a material impact on our results of operations or financial position.

Unbilled DSO is determined based on the net three-month average balance of unbilled services divided by the daily average total revenues for the relevant quarter. Unbilled DSO has varied between reporting periods as a result of normal fluctuations in the timing of contractual billing milestones across thousands of ongoing contracts at any point in time. The unbilled services are generally billed in the quarter following the performance of services. The total balance of unbilled services as of December 31, 2015 was approximately $207.5 million, out of which a substantial portion, approximately 90%, was billed in the subsequent quarter. The unbilled services that had aged past 90 days was approximately $20 million, and was primarily the result of certain contract fees that are payable in installments based on the achievement of performance milestones that may include target patient enrollment rates, initiation of clinical testing sites and other factors that are specific to the terms of each individual contract, while revenues on contracts are recognized as contractual obligations are performed. The scheduling of contractual milestones over a study, trial or project duration and the achievement of a particular milestone principally caused the billing of services to extend beyond 90 days from the date the relevant services were provided. Unbilled DSO was 34 days, 32 days and 32 days at June 30, 2016 and 2015 and December 31, 2015, respectively. The change in Unbilled DSO is not expected to have a material impact on our results of operations or financial position.

Long-term Debt and Credit Facilities

At June 30, 2016, we had $575.3 million outstanding under our Senior Secured Credit Facilities, which consisted of $129.6 million under the B-3 term loans and $445.7 million under the B-4 term loans. The term loans under our Senior Secured Credit Facilities mature in May 2018. In addition, we have an ABL Facility which matures in August 2018, and an International Facility, which matures in July 2020. At June 30, 2016, we had no outstanding borrowings and $20.7 million in letters of credit outstanding under the ABL Facility and no outstanding borrowings and $0.1 million in letters of credit outstanding under the International Facility, and we would have been able to borrow up to $129.3 million and $18.3 million, respectively, under those facilities. We also had the option, subject to certain conditions, to increase the amounts borrowed under term loan facilities in our Senior Secured Credit Facilities by up to $300.0 million.

In addition, at June 30, 2016, we also had $625.0 million principal amount of our 9% Senior Secured Notes due 2018 outstanding, which mature in January 2018, $579.8 million principal amount of our 10%/12% Junior Lien Secured Notes due 2018 outstanding, which mature in August 2018, and $376.3 million principal amount of our 10% Senior Unsecured Notes due 2018 outstanding, which mature in August 2018.

We also had capitalized leases and other financing arrangements of $71.9 million outstanding as of June 30, 2016.

As of June 30, 2016, we were in compliance with the covenants under each of the credit agreements governing our credit facilities and each of the indentures governing our notes.

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

Borrowings under the Senior Secured Credit Facilities are secured by a senior lien on all of our and our domestic subsidiaries’ assets on par with the lien granted to the holders of our Senior Secured Notes and subject to a first priority lien on the current assets pledged pursuant to the ABL Facility.  Amounts borrowed under the Senior Secured Credit Facilities are  subject to an interest rate per annum equal to an applicable margin plus, at our option, either (a) for base rate loans, a base rate determined by reference to the highest of (i) the prime rate of Citibank, N.A., (ii) 2.5%, or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) for Eurodollar rate loans, a rate determined by reference to the highest of (i) the US Dollar LIBOR rate based on the term of the borrowing or (ii) 1.50%.  All of our outstanding term loans issued pursuant to the Senior Secured Credit Facilities now mature in May 2018. As of June 30, 2016 and December 31, 2015, margins on the Senior Secured term B3 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans.  As of June 30, 2016 and December 31, 2015, margins on Senior Secured term B4 loans were 6.25% for Eurodollar Rate loans and 5.25% for Base Rate loans. As of June 30, 2016, the interest rate on the B3 and B4 term loans was 7.75%. The terms contained in the Senior Secured Credit Facilities provide for customary events of default and contain covenants limiting, among other things, the ability of the Company and its restricted subsidiaries and co-borrowers to (subject to certain exceptions) incur indebtedness, make certain restricted payments and investments, create liens on certain assets to secure debt, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates.

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

Asset Based Revolving Credit Facility

On August 16, 2013, we, Citibank, N.A. and certain financial institutions entered into a credit agreement for an asset-based revolving credit facility of up to $150.0 million (the “ABL Facility”), subject to borrowing base availability, which matures on August 16, 2018. Up to $35.0 million of the ABL Facility is available for the issuance of letters of credit. Amounts borrowed under the ABL Facility are subject to interest at a rate per annum equal to an applicable margin plus, at our option, either (a) for a base rate loan, a base rate determined by reference to the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the prime rate of Citibank, N.A., or (iii) the one month US Dollar LIBOR rate plus 1.0% or (b) for a Eurodollar rate loan, the US Dollar LIBOR rate based on the interest period.  The applicable margin percentage for asset based revolving loans is a percentage per annum and ranges from 1.0% to 1.5% for base rate loans or 2.0% to 2.5% for Eurodollar rate loans. The applicable margin percentage with respect to borrowings under the ABL Facility is subject to adjustments based on historical excess availability.  As of June 30, 2016, the interest rate applicable to the ABL Facility was 4.5%. We are also required to pay an unused line fee to the lenders under the ABL Facility on the committed but unutilized balance of the facility at a rate of 0.25% or 0.375% per annum, which varies depending on utilization.

The ABL Facility contains customary covenants and restrictions on our and our subsidiaries’ activities, including but not limited to, limitations on the incurrence of additional indebtedness, liens, use of cash in certain circumstances, dividends, repurchase of capital stock, investments, loans, asset sales, distributions, acquisitions, divestitures and ability to enter into certain transactions with affiliates.  The ABL Facility requires us to maintain a fixed-charge coverage ratio of at least 1.0 to 1.0 and requires certain cash management restrictions, in each case, if available borrowing capacity is less than the greater of 10% of the maximum amount that can be borrowed under the ABL Facility, accounting for the borrowing base at such time, and $12.0 million. The requirement to maintain a minimum fixed-charge coverage ratio was not in effect given our available borrowing capacity as of June 30, 2016. All obligations under the ABL Facility are secured by our wholly owned domestic subsidiaries (with certain agreed upon exceptions) and secured by a first priority lien on our and such domestic subsidiaries’ current assets and a second priority lien on all of our and such domestic subsidiaries’ other assets. The credit agreement governing our ABL Facility also provides for customary events of default. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. We periodically borrow from the ABL Facility to finance our temporary working capital needs. As of June 30, 2016, we had no outstanding borrowings under our ABL Facility, approximately $20.7 million in letters of credit outstanding against the ABL Facility and we would have been able to borrow up to an additional $129.3 million.

10%/12% Junior Lien Secured Notes due 2018

In August 2014, we issued $507.0 million aggregate principal amount of our Junior Lien Secured Notes ($579.8 million at June 30, 2016). The interest rate with respect to the Junior Lien Secured Notes is a cash rate of 10% per annum or a payment-in-kind (“PIK”) rate of 12% per annum (“PIK Interest”) and mature on August 15, 2018. Interest on the Junior Lien Secured Notes is payable semi-annually in arrears on February 15 and August 15 of each year. We may elect to pay interest by increasing the amount of the Junior Lien Secured Notes by issuing additional Junior Lien Secured Notes for six interest payment periods in the aggregate. The Junior Lien Secured Notes are guaranteed, on a junior lien basis, by each of our domestic wholly-owned subsidiaries that guarantee the Senior Secured Credit Facilities. All obligations under the Junior Lien Secured Notes, and the guarantees of those obligations, are secured on a junior lien basis by our assets and the assets of our subsidiary guarantors that secure the obligations under our Senior Secured Credit Facilities and ABL Facility. The Junior Lien Secured Notes are our and the guarantors’ secured senior obligations and rank equally in right of payments with all of our and the guarantors’ existing and future unsubordinated indebtedness and senior to any of our and the guarantors’ future subordinated indebtedness, if any.

On August 15, 2014, we consummated an exchange offer (the “Junior Lien Notes Exchange Offer”) with holders of our Senior Unsecured Notes in which we issued $475.0 million aggregate principal amount of Junior Lien Secured Notes in exchange for a like amount of our Senior Unsecured Notes.

We paid $30.4 million, $32.2 million and $33.9 million of interest on the Junior Lien Secured Notes for the periods commencing August 15, 2014, February 15, 2015 and August 15, 2015, respectively, in PIK interest, and elected to pay interest for the period commencing February 15, 2016 in cash. We do not intend to utilize the PIK feature for the period commencing on August 15, 2016 and ending on February 14, 2017 with respect to the PIK Notes and intend to pay interest on the PIK Notes entirely in cash for this period. As of June 30, 2016, we accrued 10% interest on the Junior Lien Secured Notes related to the February 15, 2016 cash rate election, which is included in current liabilities. As further described in Note 6 to our consolidated financial statements, we repurchased $23.7 million in face value of our Junior Lien Secured Notes during the first quarter of 2016.

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

10% Senior Unsecured Notes due 2018

On August 4, 2010, we issued $275.0 million aggregate principal amount of 10% Senior Notes due 2018 (the “Senior Unsecured Notes”). In addition, on August 12, 2014, in connection with the Junior Lien Notes Exchange Offer, affiliates of THL and certain co-investors purchased $26.3 million of the Senior Unsecured Notes, which were issued at a 5% discount to par value resulting in a $1.3 million discount that is accreted over the related term using the effective interest method. We also issued $160.0 million of additional Senior Unsecured Notes on June 10, 2011 and $390.0 million of Senior Unsecured Notes on July 13, 2011 in connection with certain acquisitions, which were issued at a 5% discount to par value, creating a discount of $19.5 million that is recorded net of the related notes within long-term debt, net of current portion, in the unaudited condensed consolidated balance sheet and is accreted up to the par value using an effective interest method over its related term. We had $376.3 million in Senior Unsecured Notes outstanding as of June 30, 2016. The Senior Unsecured Notes bear interest at a rate of 10.0% per annum and mature on August 15, 2018.

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

International Facility

On July 1, 2015 one of our indirect subsidiaries in the United Kingdom, inVentiv Health Clinical UK Ltd., (“inVentiv UK”) as borrower, and one of our indirect subsidiaries in Switzerland, inVentiv Health Switzerland GmbH, as guarantor, entered into an asset-based lending facility (the “International Facility”) for up to $20.0 million. This facility is used to enhance international cash management. At June 30, 2016, we had no outstanding borrowings under the International Facility, approximately $0.1 million in letters of credit outstanding against the International Facility and we would have been able to borrow up to $18.3 million.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition (“ASU 2014-09”).  ASU 2014-09 will supersede the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance.  In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year, and it is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but no earlier than the original effective date of January 1, 2017. In May 2016, the FASB issued ASU 2016-12 which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. We are currently evaluating the impact of adopting the new revenue recognition standard on our consolidated financial position and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

We will incur variable interest expense with respect to our Senior Secured Credit Facilities and any outstanding borrowings under our ABL Facility and International Facility. Based on our variable rate debt outstanding at June 30, 2016, a hypothetical increase or decrease of 10% of current market rates would not have an effect on our interest expense since market rates are well below the minimum floating rate (i.e. a floor of 1.5% for Eurodollar rate loans) that is used to calculate the interest we are required to pay pursuant to our Senior Secured Credit Facilities and there are no outstanding borrowings under our ABL Facility or our International Facility.

Foreign Currency Exchange Rate Exposure

Our international expansion has resulted in increased foreign exchange rate exposure and we may become more susceptible to foreign currency exchange rate exposure as we continue to expand our international operations. We may enter into forward exchange contracts to mitigate this variability.

The financial statements of our subsidiaries expressed in foreign currencies are translated from the respective functional currencies to U.S. Dollars, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of the period exchange rates. At June 30, 2016, the accumulated other comprehensive loss related to foreign currency translations was approximately $33.8 million.

We have net revenues denominated in currencies other than the U.S. Dollar. Our financial statements are reported in U.S. Dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. Dollars for purposes of reporting our consolidated financial results. For the three and six months ended June 30, 2016 and 2015, the most significant currency exchange rate exposures were the Pound Sterling, Canadian Dollar and Japanese Yen. Excluding the impacts from any potential future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. Dollars would have impacted income (loss) before income tax provision (benefit) for the three and six months ended June 30, 2016 by approximately $1.0 million and $2.0 million, respectively.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of June 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended June 30, 2016 in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in certain legal proceedings not described herein that are incidental to the normal conduct of our business. We do not believe that the outcome of any such proceedings, individually or in the aggregate, if decided adversely to our interests, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

For a discussion of the risks relating to our business, see “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.  Management does not believe that there have been any material changes in our risk factors from those previously described in our Quarterly Report.

Item 5. Other Information

Change in Compensation for Mr. Michael Bell

On July 31, 2016, our board of directors approved an increase in Mr. Bell’s base salary from $625,000 per year to $850,000 per year.

Item 6. Exhibits

The exhibits in the accompanying Exhibit Index following the signature page are filed or furnished as a part of this report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Burlington, Massachusetts, on August 1, 2016.

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